Form 10-K
period 2018-12-31
Gritstone Oncology, Inc.
filed 2019-03-28
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2018

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38663

Gritstone Oncology, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4859534
( State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5858 Horton Street, Suite 210 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

(650) 866-8548

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Name of Each Exchange on Which Registered
Common Stock, $0.0001 par value per share	The Nasdaq Global Select Market

Securities Registered Pursuant to Section 12(g) of the Act: None

Indicate by check mark if the Registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. YES ☐ NO ☒

Indicate by check mark if the Registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act. YES ☐ NO ☒

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO ☐

Indicate by check mark whether the Registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the Registrant was required to submit such files). YES ☒ NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405) is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The registrant was not a public company as of the last business day of its most recently completed second fiscal quarter and, therefore, cannot calculate the aggregate market value of its voting and non-voting common equity held by non-affiliates as of such date.

The number of shares of Registrant’s Common Stock outstanding as of March 22, 2019 was 29,193,819.

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 19, 2019, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this report relates.

i

PART I

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including "Business" in Part I Item I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for GRANITE-001, SLATE-001 and any future product candidates, if approved for commercial use;
•	our clinical and regulatory development plans for our product candidates;
•

our expectations with regard to our Gritstone EDGE platform, including our ability to utilize the platform to predict the TSNA that will be presented on a patient’s tumor cells and identify shared antigens for other therapeutic classes;

•	our expectations with regard to the data to be derived in our Phase 1/2 clinical trial, GO-004, or any clinical trials for other product candidates;
•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology platforms, including additional indications for which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, including data regarding the estimated patient population and market size for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Item 1. Business.

Overview

We are an immuno-oncology company developing tumor-specific cancer immunotherapies to fight multiple cancer types. Our approach harnesses the natural power of a patient’s own immune system to recognize short tumor-specific peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens, or TSNA, in order to destroy tumor cells. We initiated a Phase 1/2 clinical trial of our first personalized immunotherapy product candidate, GRANITE-001, in the fourth quarter of 2018 for the treatment of multiple common solid tumors. Our tumor-specific immunotherapy treatment is built on two key pillars—first, our proprietary Gritstone EDGETM platform, which gives us a superior ability to predict, from a routine tumor biopsy, the TSNA that are presented on a patient’s tumor cells; and second, our ability to develop and manufacture a potent immunotherapy utilizing patients’ TSNA to drive the patient’s immune system to attack and destroy tumors. Our tumor-specific immunotherapy portfolio consists of our personalized immunotherapy product candidate, GRANITE-001, which is manufactured uniquely for each patient, and our off-the-shelf immunotherapy product candidate series, SLATE, which is designed for selected subsets of patients with common tumor neoantigens. We have also recently initiated lead optimization of a separate product class of bispecific antibodies, or BiSAb, which offers an alternative approach to off-the-shelf therapy against our EDGETM - identified novel tumor-specific antigens. Our tumor-specific immunotherapy candidates are designed to fit easily into a community oncology setting and to be administered in earlier lines of treatment, in combination with checkpoint inhibitors to further drive a robust T cell response, rather than only in refractory or relapsed cancers.

Immuno-oncology represents one of the most significant advances in the history of cancer treatment. In 2014, the first checkpoint inhibitor was approved and today, despite only a modest breadth of efficacy across patients, this class of therapies is predicted to reach over $32.0 billion in combined global sales by 2022. However, because checkpoint inhibitors work through relatively non-specific stimulation of occasional, pre-existing, tumor-specific T cells, they are effective in only a subset of patients, with objective responses (substantial tumor shrinkage) observed in 0-20% of all patients with cancer of the lung, breast, prostate, colon/rectum and ovary (the major lethal solid tumor types). Many patients appear not to possess meaningful numbers of T cells that recognize their tumor (so-called “cold” tumors). We believe the path to broader immuno-oncology efficacy and more meaningful clinical responses resides in the de novo generation of new, potent, tumor-specific T cell responses.

The first pillar of our tumor-specific cancer immunotherapy approach is our understanding of TSNA and the application of our artificial intelligence based, proprietary Gritstone EDGE platform to predict the presence of a patient’s unique TSNA on tumor cells. While there are frequently hundreds of mutations in the DNA of a tumor cell, only approximately 1% of these mutations are actually transcribed, translated and processed into a unique “non-self” peptide sequence that is presented on the surface of tumor cells and can therefore be recognized by the patient’s own T cells. Furthermore, these rare TSNA are almost all unique to each individual patient’s tumor. Current technologies cannot predict the presence of TSNA with sufficient accuracy to design a therapy that is likely to be effective. The Gritstone EDGE platform consists of proprietary machine learning models that use DNA/RNA sequence data derived from a patient’s tumor biopsy to predict which mutations will generate TSNA most likely to be presented on the tumor cell surface. Applying our EDGE platform to sequence data from human tumors, we have shown a nine-fold improvement in the accuracy of prediction with our platform compared to publicly available approaches.

The second pillar of our tumor-specific cancer immunotherapy approach is our ability to develop and manufacture a patient-specific therapeutic to direct a robust T cell response to those TSNA predicted to be presented on the patient’s tumor. Our tumor-specific immunotherapy candidates, GRANITE-001 and SLATE-001, comprise a sequential immunization of a viral prime and RNA boosts delivered by intramuscular injection, which we refer to as our heterologous prime-boost. In our GRANITE-001 product candidate each of the viral prime and RNA boost immunizations contain a patient-specific set of predicted TSNA, whereas the viral prime and RNA boost in our SLATE product candidate series contains a fixed TSNA cassette that is designed for the subset of patients who carry these antigens. Grounded in traditional infectious disease vaccine immunology, this two-step immunization utilizes a prime and a boost to educate the patient’s T cells to detect TSNA and destroy tumor cells. In non-human primate models, we have demonstrated a profound and specific CD8+ and CD4+ T cell response to antigens administered in this way.

Our personalized immunotherapy process begins with a routine tumor biopsy from the patient. We utilize our in-house sequencing capabilities on the tumor sample and then apply our proprietary EDGE platform to derive a set of predicted TSNA likely to be presented on the patient’s tumor. Using these TSNA, we design a highly potent personalized immunotherapy candidate containing the relevant neoantigens to be administered by simple intramuscular injection. We have designed each of our tumor-specific immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe this will extend the utility of our medicines into the community oncology setting and not limit their use to scarce centers of excellence. We believe that as a result of its design, our tumor-specific immunotherapy candidate has the potential to expand the efficacy of immunotherapy into broader patient populations.

We initiated a first-in-human Phase 1/2 clinical trial of our first personalized immunotherapy product candidate, GRANITE-001, in the fourth quarter of 2018, evaluating it in the treatment of common solid tumors, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and microsatellite stable, or MSS, colorectal cancers, in each case in combination with checkpoint inhibitors. We dosed our first patient in the first quarter of 2019. The Phase 1 portion of our Phase 1/2 trial will seek to establish a dose for further investigation in Phase 2 and to evaluate safety, tolerability and, importantly, immunogenicity of our lead product candidate. We will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types. In July 2018, we entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb Company to evaluate the safety and tolerability of GRANITE-001 in combination with OPDIVO (nivolumab) and in combination with OPDIVO plus YERVOY (ipilimumab), in patients with advanced solid tumors.

We will follow the initiation of our personalized clinical program with a Phase 1/2 clinical trial of SLATE-001, our first off-the-shelf, TSNA-directed immunotherapy product candidate in the second half of 2019. SLATE-001 utilizes the same heterologous prime-boost approach as GRANITE-001 but contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, providing us with an off-the-shelf alternative to our personalized manufactured product, GRANITE-001. SLATE-001 has the benefit of being readily available for rapid initiation of therapy, and is less expensive to manufacture than a personalized product. Early analyses suggest that while each such shared neoantigen may only be found in less than 2% of patients with a particular tumor type, our heterologous prime-boost can contain at least 20 of these TSNA, which we believe will result in the off-the-shelf product having an addressable population of approximately 10-15% of patients within common solid tumor types such as colorectal cancer and lung cancer. Our off-the-shelf product candidates are specific to a particular tumor type, and the TSNA module is fixed for each product. As a result, the essential aspect to the utilization of the off-shelf-product candidate is the ability to accurately identify patients whose tumors contain at least one of the TSNA represented within the off-the-shelf product candidate. Today, this can be simply achieved by screening the patient’s tumor using commercially-available genomic screens and identifying the patient’s HLA type from blood with a standard clinical assay.

We are also leveraging our expertise in cancer genomics and our tumor antigen discovery platform to identify novel peptide sequences (not mutated) that may be shared across common tumor types (tumor-specific shared antigens), which we believe are likely to have value as targets to direct T cells onto tumors specifically. Shared antigen targets enable us to opportunistically partner or develop additional therapeutic approaches to redirect T cells onto tumors using these highly specific targets. Additional approaches include modifying the receptors of the patient’s own T cells to help them recognize tumor targets (adoptive T cell therapy) and/or using small adapter proteins that have two recognition arms—one for tumors and one for T cells (bispecific antibodies). In August 2018, we announced our first collaboration supporting this strategy with bluebird bio, Inc., or bluebird bio, whereby we will identify up to ten tumor-specific targets and associated T cell receptors for therapeutic application within bluebird bio’s cell therapy platform.

The ability to control the manufacturing of a high-quality tumor-specific immunotherapy products, and scale production if early data are positive, is critical for efficient clinical development and commercialization. We have invested significant resources in our Cambridge, Massachusetts sequencing lab and our Pleasanton, California manufacturing facility to address these needs and position ourselves to control the critical steps in the production of our tumor-specific immunotherapy candidates.

To deliver on the promise of our novel therapeutic approach, we have assembled a highly experienced management team with focused expertise in each of our core disciplines of cancer genomics, immunology and vaccinology, clinical development, regulatory, and biomanufacturing from several leading biotechnology companies, including Clovis Oncology, Inc., Pfizer Inc., Genentech, Inc. and Foundation Medicine, Inc. Our co-founder Dr. Andrew Allen brings experience as a co-founder and Chief Medical Officer of Clovis Oncology, Inc., with prior experience in various leadership roles at Pharmion Corporation and Chiron Corporation, where he worked on Proleukin (IL-2), the first cancer immunotherapy. The scientific advisory board includes selected experts in relevant disciplines, including Dr. Timothy Chan (Memorial Sloan Kettering Cancer Center) and Dr. Naiyer Rizvi (Columbia University Medical Center) who together first demonstrated that TSNA are key T cell targets in cancer patients responding to checkpoint inhibitor therapy, as well as Dr. James Gulley (National Cancer Institute) who is an international expert in cancer immunotherapy with a focus on vaccines.

Our Strategy

We have assembled a team of industry leaders, each possessing specific expertise that allows us to build and deploy our proprietary EDGE platform to predict tumor-specific T cell targets and deliver personalized cancer immunotherapies to patients. Our goal is to eradicate cancer by initially developing personalized immunotherapies that focus on the unique and individual nature of a patient’s tumor. Our strategy to achieve this includes the following key components:

•

Rapidly advance GRANITE-001, our lead product candidate, in multiple clinical settings, with the objective of generating a significant CD8+ T cell response to tumor-specific neoantigens. GRANITE-001 is our first personalized immunotherapy product candidate. It is engineered to elicit a significant T cell response to selected antigens in humans (particularly CD8+ T cell responses) based upon extensive clinical experience with many different vectors in the realm of infectious disease. We have studied these clinical data closely and applied key learnings to the design and development of our immunotherapy platform. Our investigational new drug application, or IND for GRANITE-001 was cleared by the U.S. Food and Drug Administration, or FDA, in September 2018, and we initiated a first-in-human Phase 1/2 trial of our heterologous prime-boost regimen in combination with checkpoint inhibitors provided by our collaborator BMS. We dosed our first patient in the first quarter of 2019. Upon completion of the Phase 1 portion of the trial, we intend to demonstrate proof of concept in the Phase 2 portion of the trial, which will consist of single-arm cohort expansions in “cold” tumors (such as MSS colorectal cancer) where checkpoint inhibitors alone have very low efficacy, and in randomized cohorts in typically more inflamed tumors (such as lung, gastric or bladder cancer), where checkpoint inhibitors are known to have some activity but recurrence remains expected.

•

Invest in our Gritstone EDGE platform and maximize its utility across modalities. Using contemporary sequencing and machine learning approaches, we have developed our EDGE platform to accurately predict the antigenic landscape of a tumor that allows for its select targeting with personalized immunotherapy. The EDGE platform utilizes proprietary machine learning models and an extensive dataset of over a million HLA-presented peptides from over 300 human tumor and matched normal tissue specimens. We are initially applying the platform to develop multiple formats of personalized cancer immunotherapy candidates—including our heterologous prime-boost immunization containing TSNA (our lead program) as well as “off-the-shelf” therapies targeting shared tumor-specific antigens—in order to maximize the utility of our prediction capabilities across modalities. We intend to continually make investments to improve the EDGE platform’s prediction capabilities in order to develop more efficacious medicines. Genomic and immune response data from our clinical trials will serve to further validate and refine our machine learning platform.

•

Build upon the discoveries from our Gritstone EDGE platform to rapidly move SLATE-001 and other shared tumor-specific antigen product candidates, into multiple clinical settings where shared (neo)antigens may have utility. For SLATE-001, this includes—but will not be limited to—KRAS-driven tumors such as colorectal cancer, pancreatic ductal carcinoma and adenocarcinoma of the lung. We plan to submit IND documentation for SLATE-001 in mid-2019 and start Phase 1/2 clinical trials in mid-2019. For BiSAb against shared tumor-specific antigens, we expect to nominate a development candidate in the second half of 2019 to enter IND-enabling studies.

•

Continue to build our in-house manufacturing capabilities to maintain the highest controls on quality and capacity. We believe the speed, quality, reliability and scalability of our manufacturing capabilities will be a core competitive advantage to our clinical development and commercial success, and we have invested extensively in building our own manufacturing facilities. We intend to internalize the majority of the manufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term manufacturing cost control.

•

Move tumor-specific immunotherapy into community oncology settings and earlier lines of treatment. We are designing our tumor-specific immunotherapy product candidates to fit into a community oncology setting, where the vast majority of cancer patients are treated. We start with routine tumor biopsies, employ our EDGE platform to create a personalized immunotherapy, and administer it as an intramuscular injection. This approach is designed to enable oncologists to integrate our tumor-specific immunotherapy product candidates into their treatment practices without requiring a change in the current treatment paradigm. We believe this strategy has the potential to extend the use of our medicines into the community setting, enabling rapid trial execution, and expanding commercial use beyond limited centers of research excellence. Additionally, we intend to develop our tumor-specific immunotherapy product candidates in earlier lines of treatment, where recent clinical data with other forms of immunotherapy suggest efficacy is likely to be stronger, versus being only used in highly refractory or late-stage cancer patients. This intention is enabled by new liquid biopsy techniques whereby the reliable detection of minute amounts of tumor-derived DNA in blood can be used both to stratify patients (identify those at high risk of disease recurrence or progression even if imaging data suggests eradication of disease) and to offer a surrogate endpoint for more rapid assessment of therapeutic efficacy versus traditional clinical endpoints.

•

Enter into collaborations to realize the full potential of our platform. The breadth of our EDGE platform enables its application to a variety of therapeutic formats, including cell therapy, bispecific antibodies and other areas where shared tumor (neo)antigens could be impactful to cancer treatment. We intend to form collaborations around certain aspects of our platform, such as shared tumor antigens, as we believe we will benefit from the resources and capabilities of other organizations in the manufacture, development and commercialization of such diverse immunotherapies. Aligned with this strategy, our strategic collaboration with bluebird bio involves use of our EDGE platform to identify tumor-specific targets and associated T cell receptors for clinical application within bluebird bio’s cell therapy platform.

Immuno-Oncology and Tumor-Specific Neoantigens

Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system to enhance and/or create anti-cancer immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. It is now well established that the immune system can, on occasion, successfully eliminate all tumor cells, leading to long-term benefit, even cures, in some patients with solid tumors. The primary challenge in immuno-oncology is to extend this useful biology to many more cancer patients, and to do so earlier in the treatment paradigm. Understanding which cells of the immune system are critical, what they recognize on tumor cells, and why they are typically absent or ineffective in cancer patients is core to overcoming this challenge. T cells are the vital foot soldiers in the immune attack upon cancer cells. T cells have evolved to recognize “foreign” markers on cells infected by viruses, and DNA mutations, which are a hallmark of cancer, often lead to the generation of such “foreign” markers, which are different from normal or “wild-type” proteins. Exploitation of this cancer cell vulnerability using new biological and computational tools lies at the heart of our lead program.

Critical Importance of T Cells

The most critical components of the immune response to tumors are T cells, white blood cells which mature in the thymus gland. T cells can be classified into two major subsets, CD4+ T cells and CD8+ T cells, based on expression of CD4 or CD8 markers on the surface of the T cell. CD4+ T cells (also referred to as helper T cells) provide help to the immune response by secreting cytokines that enhance the activation, expansion, migration and effector functions of other types of immune cells. CD8+ T cells (also referred to as cytotoxic or “killer” T cells) can directly attack and kill cells they recognize as abnormal. An activated CD8+ T cell attacks and kills a target cell when the T cell encounters its target and the T cell receptor, or TCR, recognizes and binds to a specific protein complex on the target cell. This protein complex is comprised of a short peptide (fragment of a protein) bound to a platform molecule called, in humans, the human leukocyte antigen, or HLA, complex. This HLA/peptide complex is the antigen recognized by a T cell receptor.

One of the primary functions of T cells is to detect and eliminate normal cells that have been infected by a virus. To accomplish this, T cells are “trained” in the thymus early in life to differentiate between HLA/peptide complexes that are “self” derived (an HLA presenting a peptide derived from a normal self-protein) and those that are “foreign” or “non-self” (an HLA presenting a peptide derived from a non-self-protein such as a viral protein). When the immune system develops early in life, T cells that recognize self peptides are eliminated in the thymus to avoid the risk of an auto-immune reaction, in a process called central tolerance. T cells that recognize a non-self peptide are nurtured and sent from the thymus to patrol the body, looking for evidence of non-self markers on cells, such as virally infected cells. Because cancer cells carry DNA mutations, which may alter protein/peptide sequences, tumor cells can also present non-self peptides bound to HLA platforms on the cell surface and, as a result, can be recognized and destroyed by T cells. In this case, the DNA mutation in a tumor creates a novel non-self peptide sequence, which, if it can be recognized by a TCR, is called a tumor-specific neoantigen, or TSNA.

Tumor-Specific Neoantigens

The notion that T cells can recognize TSNA on the surface of tumor cells is well established. It is only recently, however, that tools and techniques have been developed to test this idea in humans. Two advances proved critical. First, the advent of checkpoint inhibitors provided cohorts of cancer patients who developed immune responses that destroyed their tumors, leading to clinical responses that could be studied at a molecular level. Second, the development of fast, inexpensive DNA and RNA sequencing techniques provided the ability to sequence and catalog tumor DNA mutations that might give rise to neoantigens. T cells from cancer patients who had responded well to checkpoint inhibitors could then be screened against candidate neoantigens to see if the patient data supported the hypothesis that T cell recognition of TSNA could kill tumor cells effectively.

In 2014 and 2015, two of our co-founders, Dr. Timothy Chan and Dr. Naiyer Rizvi, brought these two concepts together in papers demonstrating that melanoma and lung cancer patients who responded to checkpoint inhibitor therapies had developed T cells that recognized TSNA (Snyder et al., The New England Journal of Medicine (2014); Rizvi et al., Science (2015)). Further evidence from Dr. Steven Rosenberg (Center for Cancer Research) and Dr. Ton Schumacher (Netherlands Cancer Institute) demonstrated that in patients with solid tumors, T cells could be found infiltrating tumors which were specific for TSNA, and could be expanded and used therapeutically to kill tumor cells (Stevanovic et al., Science (2017); Schumacher and Schreiber, Science (2015)). Together, this body of research suggests that in patients with common solid tumors, T cells can selectively destroy tumor cells through recognition of TSNA.

Immune Evasion

While some patients do respond to checkpoint inhibitor therapy with the mobilization of T cells that recognize TSNA and kill tumor cells, such patients are in the minority (0-20% for most common solid tumors (Kiy et al., Febs Letters (2013)). Research into this clinical observation has shown that patients who respond to checkpoint inhibitors typically have, prior to therapy, inflamed tumors that contain infiltrating T cells (particularly cytotoxic CD8+ T cells) and that express markers of immune activation.

Figure 1. Response in Melanoma Patients Treated with Anti-PD-1 Antibody

(Pembrolizumab) is Associated with Anti-Tumor T Cell Infiltration of the Tumor at

Baseline*

*	Adapted from Tumeh et al., Nature (2014)

While the immune systems of these patients have recognized their tumors through the recognition of TSNA, the tumor-specific T cells have been shut down or inactivated in the tumor. Checkpoint inhibitors are capable of “re-activating” these T cells, but most patients fail to respond to checkpoint inhibitor treatment because tumor-specific T cells are absent from the tumor due to tumor “evasion” of the patient’s immune response. We believe it is highly likely these patients have so-called “naïve” T cells in their bodies that have the ability to recognize the TSNA on tumor cells but that have not yet been activated. As a result, immune recognition, or the activation of the naïve T cells to the tumor antigen, and the generation of a large memory tumor-specific T cell response has not (yet) taken place.

Our Therapeutic Hypothesis

TSNA offer extremely attractive therapeutic targets for T cell-directed therapy because they are non-self and tumor-specific, and have been shown to function as the key T cell targets in humans responding to immune checkpoint inhibitor therapies. The fact that TSNA are non-self has several key implications:

•	Every person’s existing, internal TCR repertoire of naïve T cells should be able to recognize TSNA presented by any tumor that arises within the body.
•	A potent, focused T cell response against TSNA should be limited to an attack on the tumor, with minimal destruction of normal cells (off-tumor toxicity).
•	TSNA are key targets for an effective human anti-tumor immune response, which means TSNA can be used therapeutically.

Our fundamental therapeutic hypothesis is that patients with common solid tumors often have TSNA, but the tumors have successfully evaded the patient’s immune system. Our goal is simple—to activate a potent TSNA-targeted T cell response using routine therapeutic interventions.

Our Gritstone EDGE Platform

Design of Our EDGE Platform

Neoantigens in tumors are created via a multi-step process starting with mutation in the cancer DNA, and leading to mutated peptides presented by the HLA on the surface of tumor cells. To select neoantigens for immunotherapy for cancer patients, we created our EDGE platform, which captures the essential elements of neoantigen biology via a combination of laboratory assays and computational analyses. The two steps of our EDGE platform prediction process are shown in Figure 2 below.

Figure 2. EDGE Platform

EDGE Step 1—Mutation Identification

Identification of neoantigens requires accurate identification of tumor mutations and measurement of their expression levels in patient cancer specimens. To achieve this, we have built an in-house next-generation sequencing laboratory to perform deep sequencing of tumor DNA and RNA, as well as sequencing of the patient’s normal DNA. This first step in the EDGE process analyzes routine, core needle, formalin-fixed paraffin embedded tumor biopsies and identifies tens to hundreds of tumor mutated sequences.

EDGE Step 2—Neoantigen Prediction

Only a small fraction of tumor mutated sequences are expected to result in actual neoantigens presented on the surface of tumor cells. This fraction may be as low as approximately 1% of all mutations. To accurately predict which neoantigens will be presented on the surface of tumor cells, we have generated a large dataset of HLA/peptides from human tumor and matched normal tissue specimens. Our process isolates and sequences HLA/peptides, using an immunopeptidomic mass spectrometry approach. We also analyze tumors for level of RNA expression of all genes. Our dataset now comprises more than 300 resected tissue specimens, spanning lung, colon, ovarian and gastric cancers from patients of various ancestries to ensure broad coverage of diverse patient HLA types. Each tumor specimen yields thousands of HLA/peptides and the total dataset has now grown to over one million HLA-presented peptides.

We use a subset of these and selected published peptide datasets to train a machine-learning model for neoantigen prediction in our EDGE platform. The model learns the critical DNA/RNA sequence features and other factors like RNA expression that lead to a greater likelihood of peptide presentation by the HLA. Our EDGE model analyzes mutated peptides in turn and calculates the probability that the peptide will be presented by the patient’s HLA on the surface of the tumor cell, or HLA-presented peptides. We prioritize mutations with the highest probability of presentation for inclusion in that patient’s personalized immunotherapy. The EDGE model training and clinical application are illustrated in Figure 3 below.

Figure 3. EDGE Model Training and Application

EDGE Neoantigen Prediction Performance

Accurate TSNA prediction is critical for our personalized immunotherapy, and we have evaluated the prediction performance of our EDGE model in two ways. First, we assessed the ability of the EDGE model to predict HLA presented peptides. We then tested whether the ability to predict HLA presented peptides translated into the ability to predict which mutations give rise to neoantigens with tumor-relevant T cell responses in patients. These results were recently published in Nature Biotechnology (Bulik-Sullivan et al., Nature Biotech., 2018).

Prediction of HLA-Presented Peptides

To assess EDGE model performance for prediction of HLA presented peptides, we used five tumor samples with HLA/peptides measured by mass-spectrometry that were not included in model training. For these test specimens, we predicted which peptides are likely to be presented on the tumor cell surface. We evaluated the quality of our predictions by calculating the positive predictive value, or PPV, which is the fraction of predicted peptides that were detected on the tumor HLA. As a benchmark, we compared performance of our prediction to that of publicly available tools (such as MHCflurry or NetMHC). Averaged over the test samples, our EDGE platform achieved a PPV of 54%, representing a nine-fold improvement over standard methods, as shown in Figure 4 below. We believe that TSNA selected by our EDGE platform have a much higher likelihood of being useful targets for immunization than those selected using industry standard methods.

Figure 4. Performance of EDGE Model for HLA/Peptide Prediction

Prediction of TSNA with T Cell Responses in Patients

To show that our prediction of HLA/peptide presentation enables prediction of tumor-specific neoantigens that can be targeted by T cells in patients, we assembled a test set of independently validated, published neoantigens. The dataset comprised four separate studies in the literature, with over 2,000 mutations from 17 patients with melanoma, gastro-intestinal cancer and breast cancer, comprehensively analyzed for anti-tumor immune response using either tumor-infiltrating lymphocytes, or TILs, or activated T cells from the blood. In these studies, 12 of the 17 patients exhibited pre-existing T cell responses, with 26 neoantigens identified. Applying our EDGE model to select the top ten mutations for each patient from DNA/RNA sequence alone, we found that 11 out of the 12 patients with tumor-specific neoantigens had at least one neoantigen identified. In contrast, a standard approach identified true neoantigens for only four patients.

These results are illustrated in Figure 5 below.

Figure 5. EDGE Platform Identification of TSNA for Immunization in 12 Patients

Applying our EDGE model to select the top twenty mutations for each patient, we found that a majority (19 of 26, 73%) of the tumor-specific neoantigens were included.

Ongoing EDGE Platform Validation

To further validate our EDGE platform’s ability to identify TSNA in patients, we are also analyzing peripheral blood obtained from NSCLC patients receiving PD-(L)1 checkpoint inhibitors in an observational clinical study, wherein T cell recognition of predicted TSNA is assessed. This process is shown in Figure 6 below.

Figure 6. Gritstone Analysis of Neoantigen T Cell Responses in NSCLC Patients

Initial data from this study have shown that our EDGE platform identified TSNA-specific T cells in a majority (5 of 9, 56%) of NSCLC patients tested, with an average of two peptides recognized per patient in patients with detectable TSNA-specific T cells.

Genomic and immune response data from our clinical trials will serve to further validate and refine our EDGE platform.

Our Personalized Tumor-Specific Neoantigen Therapy

Overview

Our therapeutic hypothesis is that treatment with personalized TSNA-containing vectors combined with immune checkpoint inhibitor therapy will generate de novo, or augment existing, selective, TSNA-specific T cell response, unleashing the natural power of the immune system on tumor cells, potentially improving efficacy without a substantial increase in off-tumor toxicity. Our personalized immunotherapy candidate is designed to fit easily into a community oncology setting and to be administered in earlier lines of treatment rather than only in refractory or relapsed cancers. We have designed our personalized immunotherapy candidate such that oncologists will not have to alter their treatment practices, and we believe that this will extend the utility of our medicines into the community setting and not limit their use to scarce centers of excellence. We believe that as a result of its design, our personalized immunotherapy candidate has the potential to expand the efficacy of immunotherapy into broader patient populations.

Our Personalized Immunotherapy Process

Our personalized immunotherapy process leverages our proprietary EDGE platform to predict the TSNA that will be presented on a patient’s tumor, allowing us to create a patient-specific heterologous prime-boost immunotherapy that is designed to elicit a potent anti-tumor T cell response. This process is outlined in Figure 7 below.

Figure 7. Gritstone’s Personalized Immunotherapy Process

Step 1—Routine Biopsy

Most cancer care takes place in a community oncologist’s office rather than an academic center, and we believe products should ideally be designed to be usable in these settings. We are designing and developing our product candidate for administration early in the cancer treatment paradigm, particularly where disease burden is low and a cure is perceived to be more likely. Such early care is also heavily weighted to the community oncologist setting. Consequently, our product development process necessarily begins with a routine biopsy to obtain a specimen of the tumor with a standard needle biopsy performed by an oncologist or radiologist.

Step 2—Sequencing

We then apply customized deep-sequencing and bioinformatic processes in-house to the patient’s tumor biopsy specimen and blood to derive high-quality DNA and RNA sequence information and identify tens to hundreds of tumor mutations.

Step 3—Neoantigen Prediction

This tumor mutation sequence data is then entered into our proprietary EDGE platform. Our evolving artificial intelligence platform then predicts the TSNA most likely to be presented on the tumor cell surface.

Step 4—Personalized Immunotherapy

We assemble the predicted TSNA into a patient-specific “cassette.” The cassette is incorporated into our heterologous prime-boost personalized immunotherapy, which is manufactured and filled into a vial.

Step 5—Simple Injection

The vial is then shipped to the oncologist’s office where it is delivered to the patient by simple intramuscular injection. Our personalized immunotherapy candidate is designed to be administered in combination with standard checkpoint inhibitors to drive large numbers of TSNA-specific T cells to the tumor site, where they remain active.

Our Lead Product Candidate (GRANITE-001)

Our therapeutic goal is to drive a large and sustained T cell response against all TSNA presented on a patient’s tumor. Cancer patients may have pre-existing memory T cells directed against some of the TSNA delivered within the neoantigen cassette in their personalized immunotherapy. Boosting such pre-activated TSNA-specific T cells requires less antigen-specific stimulation than priming naïve T cells that have not yet been activated against their respective neoantigen. Importantly, early clinical data in the field suggest that for the majority of TSNA within the immunotherapy cassette, priming naïve T cells will be required to mount a large immune response. Priming naïve T cells is a multi-step process that requires a potent antigen delivery platform able to deliver cassette neoantigens in a highly immunogenic manner.

Human infectious disease vaccine experience has taught us that delivering antigens within an adenoviral vector can prime a substantial T cell response consisting of cytotoxic CD8+ T cells and CD4+ T-helper cells. We believe an adenoviral vector is one of the most potent antigen-delivery platforms to prime naïve T cells. Peptide vaccination has not been able to accomplish this goal.

We believe that continued immune pressure upon the tumor is likely necessary to prevent immune escape by the tumor and drive a durable clinical response. To sustain high numbers of tumor-specific T cells, the same tumor-specific antigen can be given in a different vector from that used to prime, as a boost immunization. This heterologous prime-boost concept has been shown to activate and sustain high antigen-specific T cell responses, as shown in Figure 8 below.

Figure 8. Comparison of Heterologous Prime-Boost with Homologous Prime-Boost and Prime Alone

Our Construct

Our personalized immunotherapy candidate consists of (1) a prime vector and (2) a boost vector, both of which contain (3) the same personalized “cassette” containing the top-20 predicted patient-specific neoantigens:

1.

Prime Vector. The prime vector is a chimpanzee adenovirus, or ChAdV. There is extensive clinical experience with the ChAdV vector platform in infectious disease studies over the last 20 years demonstrating that ChAdV vectors are well tolerated and consistently generate rapid and substantial CD4+ and CD8+ T cell responses that have been shown, in a Phase 2b randomized controlled trial, to protect humans against infections such as malaria.

2.

Boost Vector. The boost is a self-amplifying mRNA, or SAM, formulated in a lipid nanoparticle, or LNP. A SAM vector comprises RNA that encodes the selected target antigens, such as TSNA, plus an RNA polymerase. After injection into muscle and uptake into host cells, the RNA is translated into protein, and the RNA polymerase starts to replicate the originally injected source RNA, amplifying the number of copies within the cells dramatically. This leads to production of large amounts of the delivered target antigens. During the RNA replication, RNA structures that are foreign to a normal cell are generated, which drives a strong danger signal to surrounding immune cells, triggering an early immune reaction (innate immune response). The presence of large quantities of antigen in an immune-stimulating environment drives profound antigen-specific T cell responses (adaptive immune responses). This approach is fundamentally distinct from using mRNA, which does not possess these attractive properties.

3.

Personalized Cassette. Within each of the two vectors used for the prime and boost immunizations, we include a cassette that is the only personalized component of the process. This cassette contains the top-20 predicted patient-specific TSNA. The same neoantigen cassette is used for both prime and boost vectors for each patient. We have designed the cassette to contain 20 TSNA based on several considerations, including TSNA prediction performance, potential immune competition and manufacturing factors.

The prime and boost immunotherapy construction is depicted in Figure 9 below.

Figure 9. Prime and Boost Immunotherapy Construction

Our current manufacturing process includes Gritstone and qualified third-party contract manufacturing organization, or CMO, sites that are designed to operate under cGMP requirements. The manufacturing process starts when tumor samples are received by our sequencing lab in Cambridge, Massachusetts. Our EDGE platform is used to select 20 appropriate genetic sequences for neoantigen manufacturing, and a qualified CMO inserts these genetic sequence cassettes into standard plasmid backbones. The ChAdV vector, which encodes the genetic sequence in the cassette, is sent to our Pleasanton, California facility for manufacturing the prime immunotherapy, and the SAM vector, which encodes the genetic sequence in the cassette, is sent to a qualified CMO for manufacturing the boost immunotherapy. This end-to-end process, from biopsy receipt to shipment of the personalized heterologous prime-boost immunotherapy to the clinical site for patient administration, will initially take approximately 16-20 weeks. This period is consistent with the stated production and release times for other personalized immunotherapy approaches (mRNA or peptide) described in the literature and, importantly, acceptable for deployment in early treatment of cancer patients in the adjuvant setting where clinical urgency is lower as compared to the relapsed or refractory late stage setting in which adoptive T cell therapy may be utilized.

The ability to control the manufacturing of a high-quality personalized immunotherapy product, and scale production if early data are positive, is critical for efficient clinical development and commercialization. Our goal is to internalize the majority of the manufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. We have invested significant resources in our Cambridge, Massachusetts sequencing lab and our Pleasanton, California manufacturing facility to address these needs and to position us to control the critical steps in our personalized immunotherapy product production.

Our Preclinical Non-Human Primate Data

Our goal is to drive a large and sustained TSNA-specific T cell response to control tumor growth and/or eradicate the tumor. Published data from adoptive T cell therapies provide preliminary guidance on clinically efficacious T cell levels in patients. These studies suggest that T cell levels of approximately 10,000 antigen-specific T cells per milliliter of blood measured in patients four weeks post-infusion indicate clinical benefit.

We have focused our preclinical program on assessing the potency of our immunotherapy candidate in non-human primates, or NHPs, because published data suggests that NHPs’ immune responses to our immunotherapy candidate will better predict human data than murine models due to the comparative similarities between NHP and human immune systems. Preclinical and clinical studies have shown that T cell responses induced in NHPs were predictive of responses in human clinical trials—the same relative potency was observed for different vaccinations in NHPs and humans. In these studies, a small 1.5- to three-fold decrease in absolute T cell response was measured when comparing NHPs to humans. By contrast, murine models, while simple, have been shown to be less likely to predict outcomes of cancer immunotherapy in humans, believed to be due to the many differences in immune system components between humans and mice.

We have completed two preclinical studies in NHPs to demonstrate the ability of our heterologous prime-boost immunotherapy approach to prime a potent immune response against the non-self model antigens delivered within the cassette. We constructed ChAdV and SAM vectors encoding viral, non-self model antigens because NHPs do not have tumors or TSNA. We collected blood samples, which include T cells, throughout the studies pre- and post-immunization to measure the kinetics and level of T cell responses specifically directed against the model antigens. T cells were isolated from the blood and the number of antigen-specific T cells are reported as spot forming cells, or SFCs, per 106 peripheral blood mononuclear cells, or PBMCs, which is a measure of the number of antigen-specific cytokine secreting cells (typically T cells) in an NHP. CD8+ T cells comprise one of the critical fractions of T cells quantified with this T cell assay.

In our experiments, the NHPs immunized with ChAdV showed a rapid priming of T cell responses that peaked 14-21 days after immunization with combined immune responses to all six non-self model antigens of approximately 2,000 spot-forming cells, or SFCs, per 106 PBMCs. These data are consistent with immune responses reported in the literature for adenoviral vectors. Administration of a SAM boost, four weeks after the ChAdV prime, increased T cell responses approximately two-fold, with combined immune responses to all six non-self model antigens of approximately 4,000 SFCs per 106 PBMCs measured seven days after the SAM boost, as shown in Figure 10 below. These T cell responses increased further after a second SAM boost at week 12, to around 5,000 SFCs per 106 PBMCs and were maintained at these levels for four weeks without further boosts. T cell responses to each individual antigen were broadly comparable in magnitude for four of the six antigens administered. We anticipate that this breadth of T cell response against multiple antigens delivered within the cassette will be essential for the control of tumors within a patient.

Figure 10. Immune Response in NHPs to Heterologous Prime-Boost Immunotherapy Without Co-Administration of Checkpoint Inhibitors

The literature suggests that the addition of immune checkpoint inhibitors increases T cell expansion when combined with a vaccine. To study this concept, we administered our immunization to NHPs in combination with the checkpoint inhibitor anti-CTLA-4. Co-administration of anti-CTLA-4 monoclonal antibodies, or mAb, with the ChAdV immunotherapy significantly increased ChAdV priming with a combined T cell response of approximately 7,500 SFCs per 106 PBMCs observed four weeks after immunization, as shown in Figure 11 below. The SAM boost administered four weeks after the prime immunization with anti-CTLA-4, increased the antigen specific T cell response further, reaching T cell levels greater than 10,000 SFCs per 106 PBMCs. A second SAM boost in combination with the anti-CTLA-4 antibody given eight weeks after the first boost immunization expanded the antigen-specific T cells further to peak levels reaching greater than 14,000 SFCs per 106 PBMCs one week after the boost which were maintained at levels between 9,000-10,000 SFCs per 106 PBMCs for several weeks. Thus, our heterologous prime-boost immunotherapy approach induced T cell numbers between 5,000-14,000 SFC per 106 PBMCs that were sustained over 16 weeks.

Figure 11. Immune Response in NHPs to Heterologous Prime-Boost Immunotherapy in Combination with Checkpoint Inhibitor Anti-CTLA-4

In order to compare the number of robust antigen-specific T cells induced by our heterologous prime-boost approach in NHPs directly to the literature data from adoptive T cell therapies, we converted our units of SFCs per 106 PBMCs to units of CD8+ T cells per milliliter of blood and plotted them against the T cell data from various clinical studies (which we also converted, where necessary, to T cells per milliliter of blood). One milliliter of blood is estimated to contain around three million PBMCs. The comparative data suggest that the antigen-specific CD8+ T cell numbers reached with our immunotherapy in NHPs (shown in the leftmost bar of Figure 12 below) is in the range of the T cell levels achieved in cancer patient clinical responders to adoptive T cell therapies (shown in the three rightmost bars in Figure 12 below), even when anticipating a 1.5- to three-fold decrease in the number of T cells induced in humans versus NHPs (as noted in the literature). Such substantial T cell numbers have not, to our knowledge, been reached with a therapeutic cancer vaccine in clinical studies to date. Furthermore, in addition to priming numerically substantial T cell responses against the cassette neoantigens, our immunotherapy regimen has been shown to induce T cells of high functional quality in NHPs, with a cytokine secretion profile seen in highly functional and cytotoxic T cells.

Figure 12. Comparison of Number of T Cells Induced by Our Immunotherapy in NHPs to Number of T Cells Observed in Clinical Responders to Adoptive T Cell Therapies

We believe that continued immune pressure upon the tumor is likely necessary to prevent immune escape by the tumor and consequently drive a durable clinical response. High T cell titers persisting for at least six months were induced by the heterologous prime-boost immunotherapy approach in combination with anti-CTLA-4, as shown in Figure 13 below.

Figure 13. Gritstone’s Immunotherapy Platform ChAdV + SAM + anti-CTLA-4

To compare the durability of the T cell responses induced with our heterologous prime-boost immunotherapy approach in NHPs to the persistence of T cells post adoptive T cell therapy in humans, we plotted our T cell data over time against the data described in the literature of a recently approved CD19-specific adoptive T cell therapy. The data in Figure 14 below show that T cell numbers induced in NHPs with our heterologous prime-boost immunotherapy were more durable over a period of four months than T cell numbers observed over the same period in humans who responded to adoptive T cell therapy.

Figure 14. Comparison of Duration of T Cells Observed in NHPs with Gritstone’s Immunotherapy Platform to An Approved CD19 Adoptive T Cell Therapy

*	GRANITE-001 + anti-CTLA-4 in non-human primates

1Neelapu, NEJM (2017)

Safety

We have performed a ten-week toxicity study governed by Good Laboratory Practice, or GLP, regulations of the ChAdV and the SAM prime-boost in NHPs to assess safety. The heterologous prime-boost immunotherapy, when administered intramuscularly, was well tolerated at the clinical maximal dose of each therapy.

Our Clinical Development Strategy

We are employing an innovative and flexible clinical study design in an effort to execute a potentially faster-to-market strategy in a rapidly evolving and competitive treatment landscape. In order to accelerate the execution of our Phase 1 and Phase 2 program, we are using a seamless Phase 1/2 trial design. A seamless design refers to an integrated Phase 1 and Phase 2 trial protocol that allows rapid transition following dosing and tolerability confirmation during the Phase 1 portion to establishing proof-of-concept in the Phase 2 cohort expansion portion without compromising patients’ safety or incurring delay for analysis or approval. Data obtained from this Phase 1/2 trial will inform the design and initiation of Phase 2/3 studies with registrational intent in the metastatic and adjuvant settings in specific tumor types, for both GRANITE-001, our personalized tumor-specific immunotherapy product candidate, and SLATE-001, our shared tumor-specific immunotherapy product candidate. Advanced NSCLC and gastroesophageal, bladder and MSS (micro-satellite stable) colorectal cancers are the initial indications for the Phase 1 portion of our GRANITE-001 initial trial. These indications have been selected for several reasons, including high mutational load, response to checkpoint inhibitors, large patient populations, manufacturing time, emerging treatment landscape, regulatory pathway, the ability to combine personalized immunotherapies with immune checkpoint inhibitors and the opportunity to generate de novo immune responses and/or amplify existing anti-tumor T cell responses in order to improve the depth and durability of clinical responses.

Our Phase 1/2 Trial (GO-004)

In September 2018, our IND for our lead product candidate, GRANITE-001, was cleared by the FDA, and in December 2018, the FDA granted Fast Track designation to GRANITE-001 for the treatment of colorectal cancer. In the fourth quarter of 2018, we initiated our first-in-human, Phase 1/2 trial, which we refer to as GO-004, with investigation of intramuscular heterologous prime-boost immunization with ChAdV and SAM in combination with mAb to PD-1 and CTLA-4. Our Phase 1/2 trial will enroll newly diagnosed, advanced lung, gastric and bladder cancer patients who are receiving first-line chemotherapy treatment. Production of the immunotherapy will take place while patients are receiving their initial chemotherapy, and we will administer our experimental, personalized immunotherapy candidate in combination with checkpoint inhibitors as either maintenance therapy or second-line therapy. We will also include relapsed colorectal cancer patients with MSS tumors whose responses to current immunotherapies are trivial (Le at al., NEJM (2015)) and who have been predicted to have adequate TSNA to merit inclusion in our program. We will exclude patients who have large neoantigen loads and are well served by currently approved immunotherapy, such as melanoma patients and those with colorectal cancer with microsatellite instability. The Phase 1 portion of our seamless Phase 1/2 trial will seek to establish a dose for further investigation in Phase 2 and to evaluate safety, tolerability and, importantly, immunogenicity of our lead product candidate. Efficacy signals may not be observed nor be interpretable during the Phase 1 portion. Thus, we will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types.

We believe co-administration of checkpoint inhibitors with personalized immunotherapy is a rational way to augment the T cell response and potential efficacy of the therapeutic regimen. Use of mAb to PD-1 is believed to unleash T cells which have been functionally silenced in tumor tissue by local PD-1 expression. Administration of antagonistic mAb to CTLA-4, an early inhibitory marker of T cell activation, has been shown to broaden the T cell response. Local subcutaneous administration of anti-CTLA-4 provides high drug concentration in the vaccination site-draining lymph node while minimizing systemic exposure, which we believe will optimize the benefit-risk ratio of our experimental regimen. We will be provided with checkpoint inhibitors by our collaborator, BMS.

The Phase 1 portion of GO-004 consists of two parts. All patients will receive anti-PD-1 intravenously. Part A of the Phase 1 portion of GO-004 will first examine the safety, tolerability, dose, immunogenicity and early efficacy of the initial administration of ChAdV as a prime succeeded by multiple dose levels of SAM boosts (heterologous prime-boost); Part B will consist of the co-administration of subcutaneous anti-CTLA-4 with ChAdV prime and SAM boosts at the dose established at the end of Part A. Depending upon accrual rate and safety signals, we expect to receive preliminary immunogenicity data by the end of 2019 with possible very early efficacy signals.

Figure 15 below illustrates the Phase 1 portion of our Phase 1/2 trial design (GO-004).

Figure 15. Phase 1 Portion of Phase 1/2 Design (GO-004)

Upon completion of the Phase 1 portion of GO-004, we will aim to demonstrate proof-of-concept in the Phase 2 portion where we will administer the heterologous prime-boost regimen in combination with intravenous anti-PD-1 mAb and subcutaneous anti-CTLA-4 at the recommended Phase 2 dose established during Phase 1. The Phase 2 portion of GO-004 will consist of single-arm expansion cohorts in “cold” tumors where checkpoint inhibitors alone have very low efficacy (such as MSS colorectal cancer), and potentially randomized cohorts in typically more inflamed tumors (such as lung, gastric or bladder cancer), where checkpoint inhibitors are known to have some activity. We will also assess the efficacy of a SAM homologous prime-boost immunotherapy regimen in different tumor types.

We hypothesize that personalized immunotherapy should ideally be administered in earlier lines of treatment, in the context of minimal residual disease and an optimal immune system. Depending on the safety profile observed during the Phase 1 portion of GO-004 and in parallel to single-arm cohort expansions in the Phase 2 portion of GO-004, we are considering options to conduct randomized Phase 2 trials in stage III unresectable tumors, such as lung cancer, where our personalized immunotherapy would be used as consolidation following first-line chemo-radiotherapy. Likewise, in patients with tumors at very high risk of relapse following complete surgical resection, such as patients with triple-negative breast cancer, colorectal cancer, squamous cell carcinoma of the head and neck, or ovarian cancer, we may use our personalized immunotherapy candidate in the adjuvant setting to prevent recurrence of their disease. In this particularly challenging setting, we plan to use circulating tumor DNA, or ctDNA, to detect the presence of remaining tumor cells following surgery and during adjuvant immunotherapy. We believe ctDNA technology will soon be accepted by investigators and health authorities as a validated surrogate endpoint of efficacy alongside well-established clinical endpoints, such as metastasis-free survival, progression-free survival and overall survival.

Throughout our clinical development, we will closely monitor the generation of T cells both in the blood and infiltrating the tumor microenvironment, and determine differences in the mutational and neoantigen profile of ctDNA from a patient at multiple time points during chemotherapy and immunotherapy along with additional blood- and tumor-based biomarkers including, but not limited to, serum cytokines and circulating immune cells, gene expression profiling for immune-related and tumor-related proteins, immune cell infiltration and composition and sequencing of the TCR on TILs.

Off-The-Shelf Neoantigen-Directed Immunotherapy Product (SLATE)

Our personalized immunotherapy product, GRANITE-001, is an attractive approach to neoantigen-directed immunotherapy for the largest possible number of cancer patients. A key question in the field is whether there are neoantigens which are shared by multiple patients and may thus be used to design an off-the-shelf neoantigen-directed product for a particular subset of patients with these shared neoantigens. Using our EDGE platform, we are identifying certain neoantigens arising from genes which are recurrently mutated in cancer because their function is altered in a cancer-promoting manner. Such mutations are termed driver mutations, and they are well characterized given their importance as functional drug targets. Examples include activating mutations in KRAS or EGFR genes which drive cell proliferation and/or growth, and inactivating mutations in genes such as TP53 and APC which normally limit DNA damage or cell proliferation, respectively. As noted above, the existence of a neoantigen is determined by the combination of a mutated peptide and the presenting HLA molecule. It has been demonstrated that a common KRAS mutation (G12D), often found in colorectal cancer, could be processed by tumor cells and presented as a functional neoantigen by tumor cells carrying the HLA-C*08:02 protein. This combination of KRAS mutation and HLA is estimated to be found in 1-2% of colorectal cancer patients. KRAS mutations are also common in lung and pancreatic cancers.

Building on this observation, we have applied our EDGE antigen prediction model to common tumor driver mutations and predicted a large set of candidate shared neoantigens. Early analyses suggest that while each such shared neoantigen may only be found in less than 2% of patients with a particular tumor type, our heterologous prime-boost can deliver at least 20 of these TSNA, which we believe will result in the off-the-shelf product having an addressable population of approximately 10-15% of patients within common solid tumor types such as colorectal cancer and lung cancer. Our off-the-shelf product candidates, the first of which in development is SLATE-001, are expected to be specific to a particular tumor type(s), and the TSNA cassette is fixed for each product. The process for determining which patients are eligible for SLATE therapy is illustrated below in Figure 16.

Figure 16. Gritstone’s Prime/Boost Platform Enables Multiple Product Options Including Gritstone’s Off-The-Shelf Immunotherapy Platform, SLATE-001

While our off-the-shelf SLATE product candidate series utilizes the same heterologous prime-boost system as GRANITE-001, the viral prime and RNA boost contains a fixed TSNA cassette that is designed for the subset of patients who carry the relevant antigens and HLA types. Given the commonality between GRANITE-001 and our SLATE product candidate series, we expect that there will be no additional pre-clinical work required for a particular SLATE product candidate to enter clinical testing following the Phase 1 portion of GRANITE-001’s Phase 1/2 clinical trial. We also expect to investigate clinical combinations of SLATE product candidates with immune checkpoint inhibitors and are expecting to submit IND documentation in mid-2019 and, if the FDA authorizes us to proceed, to enter human clinical trials for SLATE-001 in the second half of 2019. Depending upon accrual rate and safety signals, we expect to receive preliminary efficacy data by the end of 2020. Based on the importance of KRAS as a shared neoantigen, we are currently evaluating the potential utility of SLATE-001 in patients with advanced colorectal (microsatellite stable) cancer, lung adenocarcinoma and pancreatic ductal adenocarcinoma. Our preliminary estimates of the addressable patient population in these diseases range from 10 to 15%.

The key to appropriate utilization of the off-shelf-product candidate is to accurately identify patients whose tumors contain at least one of the TSNA represented within the off-the-shelf product. The widespread use of tumor mutation panel sequencing in advanced cancer has enabled the identification of such patients, and complementary assessment of a patient’s HLA type is a standard clinical test, performed off a routine blood draw, and completed within 7-10 days by a clinical immunology laboratory.

We expect that the manufacturing of the SLATE product candidate series will be carried out using our current supply chain. The off-the-shelf nature of the product candidates allows us to leverage our processes developed for personalized products.

Our EDGE Antigen Identification Engine—Beyond Tumor-Specific Neoantigens

Our EDGE antigen discovery platform has also identified novel, functionally tumor-specific antigens which, as opposed to most TSNA, are commonly shared between patients. A leading set of shared tumor antigens derives from cancer testis antigens, or CTA, genes that are non-mutated and normally only expressed in the testis, but which can also be expressed by some tumor tissue. The testis is an immune privileged site such that it is able to express antigens without eliciting an immune response. CTA are well established in the literature and our approach has identified many genes, and antigens from within those genes, that may represent novel shared-tumor antigens. Currently, tumor-specific CTA targets are limited; known HLA/peptide CTA are present in only a fraction of patients within any given tumor type, with some tumor types exhibiting essentially no HLA/peptide targets available in the public domain. We believe our EDGE platform has the potential to unlock these tumor types for therapeutic development by providing novel cancer immunotherapy targets that may be exploited via several therapeutic modalities.

We are developing TCRs and antibodies that specifically recognize these novel shared tumor-specific antigens and their corresponding HLA surface proteins. These targets can be addressed therapeutically using several different formats, such as adoptive T cell therapy, bispecific antibody approaches and vaccination. These programs are in early development. Our TSNA and shared tumor antigen discovery programs are shown in Figure 17 below.

Figure 17. Our TSNA and Shared Tumor Antigen Discovery Programs

TCR-Mimetic Antibodies

While TCRs are the natural biological recognition elements on T cells for a particular HLA/peptide complex, it is possible to identify antibodies that bind with high affinity and selectivity to a particular HLA/peptide complex (Dubrovsky et al, Oncolmmunology (2016)). These have been termed TCR-mimetic antibodies. Working with a third-party contract research organization, or CRO, we have screened a highly diverse bacteriophage display library, and identified TCR-mimetic antibodies against several novel CTA HLA/peptide complexes that were identified by our proprietary EDGE platform.

During the isolation process, the library was negatively selected against a panel of closely-related peptide-HLA complexes resulting in highly specific leads without cross-reactivity to closely related structures. The candidate antibodies identified bear many properties that make them attractive entities to move forward as components of lead biologic drugs. First, they are directed against highly tumor-specific targets, allowing development of exquisitely selective drugs designed to bind only to tumor, leaving normal tissues untouched. Second, the leads exhibit good affinity, which can be further improved by directed evolution approaches as part of lead optimization. The library was comprised of single-chain versions of antibody variable domains (scFv), responsible for antigen binding. scFvs are ideal modular building blocks for combining multiple specificities into a single molecule.

Figure 18. Comparison of one of Gritstone’s proprietary TCR-mimetic antibody in complex with peptide-HLA with a published TCR in complex with its cognate peptide-HLA (same HLA haplotype).

As indicated in the above figure, there are many striking similarities between the TCR-mimetic antibody and the TCR recognizing their MHC/peptide complexes, including footprint, angle of interaction, and overall surface area covered.

We have carefully defined the exact nature of TCR-mimetic antibody binding to peptide-HLA target antigens. We have individually altered each amino acid in the peptide (in the peptide-HLA complex) to establish the specificity of TCR-mimetic binding. We have also defined the footprint of TCR-mimetic antibody binding on its target using both (a) X-ray crystallography (direct visualization of binding) and (b) a “protection” assay whereby antibody binding to its target physically protects target structures from chemical modification. Figure 18 shows the high-resolution structure of one target peptide-HLA molecule in complex with one of our lead antibodies. The footprint and angle of interaction are strikingly similar between the TCR mimetic antibody and a published structure of a typical TCR bound to its cognate HLA/peptide complex. To date, multiple TCR-mimetic leads have been identified against a set of target HLA/peptide complexes for tumor-specific targets identified by our proprietary EDGE platform, that bind, similarly to the natural TCR interaction, with high affinity and specificity. These candidates are an ideal starting point for building a portfolio of bispecific antibody leads.

Bispecific antibodies

Monoclonal antibodies are an important component of immune defense against disease. The most common antibody type in humans, immunoglobulin G, or IgG, evolves within a human/patient and bears two identical arms to recognize its specific target. In contrast to monoclonal antibodies, bispecific antibodies employ different antigen specificities within the two arms—one arm recognizes a tumor antigen and the other recognizes immune-effector cells. We are developing bispecific antibodies using an anti-tumor TCR-mimetic antibody arm in the form of a Fab or a single chain antibody fragment, or scFv, as the tumor-binding domain of a bispecific antibody, thus generating a suite of bispecific antibodies capable of engaging our novel targets identified by the EDGE platform, as illustrated by Figure 19 below.

Figure 19. Schematic representation of monoclonal antibodies and two exemplary bispecific formats.

In the above figure, variable domains are indicated as well as constant domains. Heavy chain and light chain variable domains come together to form the antigen binding fragment. A schematic of an alternative engineered version of this single-chain variable fragment, or scFv, is shown. BiSpecific molecules are shown comprised of normal antibody polypeptide chain pairing as well as an example incorporating a scFv for one specificity. All of our peptide-HLA TCR-mimetic antibodies were initially identified as scFv fragments, and they can be readily formatted as these modular binding domains or as normal antibody binding arms.

While many different bispecific antibody formats have been described, no single platform has emerged as an optimal solution for all targets or therapeutic applications. Rather, “rules” governing optimal activity are determined empirically for a given target pair. We are working to determine whether this target class has shared rules for optimal formatting. Critical parameters include number of binding sites for each target, spacing among the binding sites, and engineered or inherent properties to drive optimal serum half-life. Affinity for each target, as well as where specifically the bispecific antibody binds each target (epitope) are also important characteristics. We have built the capability to generate large numbers of lead candidate combinations employing our TCR mimetic antibodies formatted as scFv or as traditional antibody arms and combined with a variety of distinct targeting arms. Additionally, we are developing critical assays to evaluate the safety and potency of novel candidates. Finally, we are deploying state of the art developability and formulation techniques to ensure selection of candidates with robust drug-like properties for development. These capabilities will allow efficient selection of candidates to move forward through the optimization process and towards the clinic.

We have generated a variety of TCR-mimetic antibodies as bispecifics with different TCR-targeting arms and have promising in vitro proof of concept data, including binding and killing of cells displaying the peptide-HLA target.

Figure 20. Binding and cytotoxic activity of TCR-mimetic antibodies and bispecifics derived from same.

The above figure illustrates a cell-based binding analysis that was performed at a single concentration (left) showing the distribution of binding signal to negative control and positive cells by one of our TCR-mimetic antibodies. The center panel shows the mean fluorescence intensity at a range of concentrations for the same antibody including controls. The right panel shows killing of cells bearing the target peptide-HLA by primary human immune cells as a function of BiSpecific antibody concentration (two different BiSAb formats).

While we rapidly advance our internal candidates to lead optimization, we also consider partnering. We recognize several advantages to partnering, including experience with proprietary effector targeting arms, experience with CMC, and assays for selection of ideal candidates. By pursuing both internal and external paths, we intend to maximize opportunities to rapidly advance to the clinic as well as to retain internal value and position for Gritstone.

T Cell Receptors

TCRs recognize HLA/peptides, and once we have identified CTA-derived peptides plus their HLA binding partner as tumor-specific antigens, we can proceed to the identification of matched TCRs. This is performed using healthy HLA-matched donors as a source of diverse T cells and screening these T cells against the target HLA/peptides. T cells that activate and expand in response to a target HLA/peptide will express relevant TCRs, and these can be characterized by isolation of the relevant T cells and sequencing of their TCR genes. These natural TCRs may offer advantages over alternative TCR identification approaches. We possess the internal expertise to identify HLA/peptide specific TCRs from HLA-matched donor blood, and we may partner those TCRs with established adoptive T cell therapy companies.

Strategic Collaboration with bluebird bio

In August 2018, we entered into a research collaboration and license agreement with bluebird bio, Inc., or bluebird, to utilize our EDGE platform to identify and validate tumor-specific targets and provide TCRs directed to ten selected targets for use in bluebird’s cell therapy platform. Under the collaboration, we received a non-refundable up-front cash payment of $20.0 million and an additional $10.0 million in equity investment in our Series C convertible preferred stock. We are also eligible to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones associated with bluebird bio’s resulting cell therapy products, as well as tiered, single-digit royalties on sales of the TCR immunotherapy products that utilize the TCRs discovered by us. The royalty term for each TCR immunotherapy product shall be determined on a product-by-product and country-by-country basis and will commence on the first commercial sale of each product in a country and end on the latest of: (i) expiration or termination of the last to expire valid claim of the last licensed patent that covers the product pursuant to the agreement; (ii) expiration of all periods of regulatory exclusivity for the product in such country (in respect of sales in that country); and (iii) ten years after the first commercial sale of such product in such country (in respect of sales in that country). bluebird will be solely responsible for all costs and expenses of its development, manufacturing, and commercial activities for resulting therapies.

The identification, validation, selection and development of the TCRs will be conducted during an estimated five-year research term and may be extended by an additional year under certain conditions. The collaboration will be governed by a joint steering committee with representatives from us and bluebird. We and bluebird have exchanged non-exclusive licenses to carry out the research program, and, on a selected target-by-selected target basis, we have granted bluebird an exclusive worldwide license to research, develop, and commercialize resulting cell therapy products directed to such targets, including rights to utilize TCRs discovered by us. The collaboration term ends on a country-by-country and product candidate-by-product candidate basis based on completion of all payments owed to us by bluebird thereon. Either party may terminate the agreement upon written notice to the other party in the event of the other party’s uncured material breach, subject to a dispute resolution process. In addition, bluebird may terminate the agreement for convenience upon prior written notice to us.

Manufacturing and Process Development

Manufacturing is a vital component of our personalized immunotherapy, and we are devoting significant resources to manufacturing and process development in order to optimize the safety and efficacy of our product candidates, as well as to reduce our per-unit manufacturing costs and time to market. The production of our personalized immunotherapy requires two distinct elements for each patient: tumor biopsy analysis to determine candidate neoantigens, followed by manufacture of vectors containing a personalized cassette encoding the selected neoantigens. The manufacture of these vectors involves complex processes, including per-patient plasmid production, mammalian cell production of virus and RNA synthesis and lipid encapsulation.

Our near-term goal is to carefully manage our fixed-cost structure, maximize optionality, and drive long-term cost of goods as low as possible. We currently use a hybrid approach to manufacturing our personalized immunotherapy whereby certain elements of our product candidates are manufactured on an out-sourced basis at CMOs, and other elements of our product candidates are manufactured internally at the 42,600 square foot manufacturing facility we established in 2017 in Pleasanton, California, all designed in compliance with cGMP. Our manufacturing strategy is designed to meet the demand needs of clinical supply and commercial launch, and we believe this hybrid approach will position us to support multi-center clinical trials and commercialization in the most time-efficient manner. In addition, the initial strategy of use of both CMOs and our own facility will provide capacity flexibility to meet potential changes in demand.

To date, we have leveraged our relationships with CMOs for preclinical studies and Phase 1/2 clinical trial supply. Doing so has significantly accelerated our ability to advance clinical trials, gain insights into the multiple manufacturing processes and establish an infrastructure for future trials. We believe our use of CMOs will also increase the speed with which capacity can be brought online, as well as enable technology transfer of processes from the CMOs into our in-house facility.

Our manufacturing process begins with receipt of a patient’s routine biopsy and blood sample at our Cambridge, Massachusetts facility, where TSNA identification is performed using the EDGE platform. The TSNA sequences generated by our platform are sent electronically to a synthetic biology CMO to generate the patient-specific TSNA cassette, which is then cloned into each of the ChAdV and SAM vectors, and amplified. Following amplification, the ChAdV vector containing the cassette is sent to our Pleasanton, California facility for ChAdV manufacture and production into vials. In parallel, the SAM vector is sent to another CMO for RNA manufacture and then to a final CMO for formulation into LNP and production into vials. Currently, the entire manufacturing process, from biopsy receipt at Gritstone to the release and shipment of the personalized immunotherapy candidate to the clinical site for patient administration, takes approximately 16-20 weeks. We expect this production and release timeline (and associated cost) will diminish over time due to process scaling, potential improvements in production and testing technologies and internal process expertise as well as potential reductions in regulatory testing requirements based on clinical experience.

To achieve this, our process development group is focused on several key initiatives. The first is investigating novel approaches to manufacturing our products, including process optimization and quality by design of each intermediate, drug substance and drug product. Additionally, we are systematically characterizing our manufacturing processes, including product intermediates and manufacturing unit operations. This characterization effort will allow us to implement process changes over the entire product lifecycle and to quickly react to evolving process technologies that can lead to reductions in per-unit manufacturing costs and shorter process cycle times. In addition, we plan to establish automated, closed-platform manufacturing processes. Such processes should give us the ability to conduct manufacturing in a lower-classified, lower cost manufacturing environment for multiple steps of our drug product manufacturing.

Our medium-term goal is to internalize the majority of the manufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins. We continue efforts toward the phased integration of all manufacturing into our Pleasanton, California biomanufacturing facility. The ChAdV prime production is already fully integrated into the Pleasanton facility and we have initiated efforts toward integrating the SAM boost production in-house.

Our manufacturing strategy is currently structured to support our U.S., E.U. and Australian development plans. We believe this manufacturing strategy developed for global distribution will enable use in other geographies. Specific supply strategies for other geographies will be developed as part of our clinical and commercial plans for such other geographies.

License Agreement with Arbutus Biopharma Corporation

On October 16, 2017, we executed a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Arbutus is a leader in LNP technology with a broad intellectual property estate and a large library of LNPs, including multiple LNPs being used in clinical development by its partners, as well as the chemistry expertise to synthesize novel LNPs with properties optimal for SAM.

Under the agreement, Arbutus grants us a worldwide, exclusive (even as to Arbutus, subject to certain limited exceptions), sublicensable, transferable license, to research, develop, manufacture, and commercialize our novel RNA-based platform for intracellular delivery of SAM encoding TSNA in combination with one or more of Arbutus’ proprietary LNPs. The licensed technology includes Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, and includes technology transfer of Arbutus’ manufacturing know-how.

As part of our collaboration, we have identified an LNP formulation that we believe will be optimal for use in our Phase 1/2 clinical trial of GRANITE-001 and SLATE-001. This LNP formulation is currently being used by third parties in human clinical trials in the United States. We have also initiated an effort to screen Arbutus’ library of LNPs and evaluate novel LNPs to potentially identify an LNP that increases the potency of our SAM platform further. Our goal is to deliver a second generation SAM immunotherapy that has the potential to serve as a homologous prime-boost immunotherapy.

Under the license agreement, we paid Arbutus an upfront payment of $5.0 million. We have also agreed to make aggregate payments of up to $73.5 million upon the achievement of specified development milestones for up to three products, and an aggregate $50.0 million in commercial milestone payments, as well as royalty payments in the low single-digits on net sales of licensed products for a royalty term lasting until the expiration of the last patent covered under the license. The last-to-expire patent is currently scheduled to expire on November 10, 2030. Pending applications will nominally expire 20 years after the filing date of the first utility application to which they claim priority. Following acceptance of our first IND in September 2018, we made the first milestone payment of $2.5 million to Arbutus, with further milestone payments not expected to occur before 2021. In addition, we will reimburse Arbutus for conducting technology development and providing manufacturing and regulatory support for our product candidates.

The Arbutus license continues in effect until the last to expire royalty payment or early termination. The license is terminable by us for convenience with 60 days prior written notice, upon payment of a no-cause termination sum. We may also terminate in the event of material adverse safety data for a product, failure to achieve a primary or secondary efficacy endpoint, or if a regulatory authority takes action that prevents us from commercializing any product. Either party may terminate the agreement for material breach, and Arbutus may terminate the agreement for abandonment or if we challenge Arbutus patents.

Competition

The biotechnology and pharmaceutical industries put significant emphasis and resources into the development of novel and proprietary therapies for cancer treatment. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. We anticipate that we will continue to face increasing competition in the field of cancer therapy as new therapies, technologies, and data emerge from the field.

In addition to the current standard of care for patients, commercial and academic clinical trials are being pursued by a number of parties in the field of immunotherapy. Results from these trials have fueled continued interest in immunotherapy and our competitors include:

•

In the neoantigen space, Agenus Inc., Neon Therapeutics Inc., or Neon, BioNTech AG in collaboration with Genentech Inc., Moderna Therapeutics, Inc. in collaboration with Merck & Co. Inc., Aduro Biotech, Inc., Advaxis Immunotherapies, Achilles Therapeutics, NousCom AG, ISA Pharmaceuticals BV, CureVac AG in collaboration with Eli Lilly and Company, Genocea Biosciences Inc., Vaccibody AS and PACT Pharma, Inc., or PACT.

•

In the bispecific antibody space, Roche, MacroGenics, Inc., Xencor Inc., Adimab LLC, Zymeworks Inc., F-Star Biotechnology Ltd., Novimmune SA, Genmab A/S, Five Prime Therapeutics, Inc., Merus N.V. and Immatics Biotechnologies GmbH.

•

In the engineered cell therapy and TCR space, Novartis, Juno Therapeutics (acquired by Celgene Corporation), Kite Pharma (acquired by Gilead Sciences, Inc.), bluebird bio, Inc., Medigene AG, Adaptimmune Therapeutics plc, Amgen Inc., Atara Biotherapeutics, Inc., Autolus Limited, Cellectis S.A., PACT, Neon, Mustang Bio, Inc., Iovance Biotherapeutics, Inc., TCR[2] Therapeutics Inc., Editas Medicine, Inc., Unum Therapeutics Inc., Intrexon Corporation, CRISPR Therapeutics AG and Bellicum Pharmaceuticals, Inc.

Many of our competitors, either alone or with their strategic partners, have significantly greater financial resources and expertise in research and development, manufacturing, preclinical testing, conducting clinical trials, and marketing approved products than we do. Mergers and acquisitions in the pharmaceutical, biotechnology and gene therapy industries may result in even more resources being concentrated among a smaller number of our competitors. Smaller or early-stage companies may also prove to be significant competitors, particularly through collaborative arrangements with established companies. These competitors also compete with us in recruiting and retaining qualified scientific and management personnel and establishing clinical trial sites and patient registration for clinical trials, as well as in acquiring technologies complementary to, or necessary for, our programs.

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of all of our programs are likely to be their efficacy, safety, cost and convenience.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products and services, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We rely on a combination of patents and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patent applications with claims relating to our products, methods, and manufacturing processes, and broader claims for potential future products and developments. As of December 31, 2018, our solely-owned patent portfolio includes, on a worldwide basis, 52 pending patent applications and one issued patent relating to our products, methods, and manufacturing processes, including 18 pending patent applications in the United States, 34 pending patent applications filed internationally, and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data.

As of December 31, 2018, our solely-owned patent estate includes a portfolio of pending patent applications related to our neoantigen-based platform; and a portfolio of pending patent applications related to our shared antigen-based platform. Details regarding these portfolios are provided below.

As of December 31, 2018, our solely-owned patent portfolio related to our neoantigen-based platform includes 15 pending U.S. patent applications and 31 ex-U.S. patent applications pending in countries including Australia, Brazil, Canada, China, Columbia, the European Patent Office, Indonesia, Israel, India, Japan, South Korea, Mexico, Malaysia, New Zealand, Peru, Philippines, Russia, Singapore, South Africa and Taiwan with claims related to neoantigen identification and related uses and manufacture. Any patents that may issue from these pending patent applications are expected to expire between 2036 and 2039, absent any patent term adjustments or extensions. These patent applications are all composition of matter, use, or process patent applications related to GRANITE-001.

As of December 31, 2018, our solely-owned patent portfolio related to our shared antigen-based platform includes three pending U.S. patent applications and three pending foreign patent applications with claims related to shared antigens, shared antigen-binding proteins, and their related uses and manufacture. Any patents that may issue from these pending patent applications are expected to expire between 2038 and 2039, absent any patent term adjustments or extensions. In addition, in the ordinary course of our business, we also enter into agreements with other third parties for non-exclusive rights to intellectual property directed to other technologies that are ancillary to our business, including laboratory information management software and research and development tools.

In addition to patents, we have filed for trademark registration with the United States Patent and Trademark Office, or the USPTO, as well as certain other international trademark agencies, for “Gritstone,” “Granite”, “Slate” and our logo. The “Gritstone” mark and our logo are registered trademarks in the United Kingdom as of October 5, 2018. Furthermore, we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.

In some instances, we submit patent applications directly with the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than 12 months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. We file U.S. non-provisional applications and Patent Cooperation Treaty, or PCT, applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within 12 months of the original priority date of the patent application, and to designate all of the 152 PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

At the end of the period of two and a half years from the first priority date of the patent application, separate patent applications can be pursued in any of the PCT member states either by direct national filing or, in some cases by filing through a regional patent organization, such as the European Patent Organization. The PCT system delays expenses, allows a limited evaluation of the chances of success for national/regional patent applications and enables substantial savings where applications are abandoned within the first two and a half years of filing.

For all patent applications, we determine claiming strategy on a case-by-case basis. Advice of counsel and our business model and needs are always considered. We file patents containing claims for protection of all useful applications of our proprietary technologies and any products, as well as all new applications and/or uses we discover for existing technologies and products, assuming these are strategically valuable. We continuously reassess the number and type of patent applications, as well as the pending and issued patent claims to ensure that maximum coverage and value are obtained for our processes, and compositions, given existing patent office rules and regulations. Further, claims may be modified during patent prosecution to meet our intellectual property and business needs.

We recognize that the ability to obtain patent protection and the degree of such protection depends on a number of factors, including the extent of the prior art, the novelty and non-obviousness of the invention, and the ability to satisfy the enablement requirement of the patent laws. The patent positions of biotechnology companies like ours are generally uncertain and involve complex legal, scientific and factual questions. In addition, the coverage claimed in a patent application can be significantly reduced before the patent is issued, and its scope can be reinterpreted or further altered even after patent issuance. Consequently, we may not obtain or maintain adequate patent protection for any of our product candidates or for our technology platform. We cannot predict whether the patent applications we are currently pursuing will issue as patents in any particular jurisdiction or whether the claims of any issued patents will provide sufficient proprietary protection from competitors. Any patents that we hold may be challenged, circumvented or invalidated by third parties.

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products. It is uncertain whether the issuance of any third party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

We further own trade secrets relating to our technology, and we maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our trade secrets and know-how by entering into confidentiality agreements with third parties, consultants and employees who have access to such trade secrets and know-how. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us are to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we enter into employment agreements that require employees to assign to us any inventions, trade secrets or know-how that they develop while employed by us. Although we take steps to protect our proprietary information and trade secrets, including through agreements with our employees and consultants, these agreements may be breached, or third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know how and inventions.

For a more comprehensive discussion of the risks related to our intellectual property, please see “Risk Factors—Risks Related to Intellectual Property.”

Government Regulation

The FDA and other regulatory authorities at federal, state, and local levels, as well as in foreign countries, extensively regulate, among other things, the research, development, testing, manufacture, quality control, import, export, safety, effectiveness, labeling, packaging, storage, distribution, record keeping, approval, advertising, promotion, marketing, post-approval monitoring, and post-approval reporting of biologics such as those we are developing. We, along with third-party contractors, will be required to navigate the various preclinical, clinical and commercial approval requirements of the governing regulatory agencies of the countries in which we wish to conduct studies or seek approval or licensure of our product candidates.

In the United States, the FDA regulates biologic products under the Federal Food, Drug and Cosmetic Act, its implementing regulations and other laws, including, in the case of biologics, the Public Health Service Act. Our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a biologics license application, or BLA, and licensure, which constitutes approval, by the FDA before being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. Failure to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval may result in administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, suspension or revocation of approved applications, warning letters, product recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s GLP regulations;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin and must be updated annually or when significant changes are made;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;
•	performance of adequate and well-controlled human clinical trials to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with Good Clinical Practices, or GCP regulations; and

•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial.

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the Recombinant DNA Advisory Committee, or RAC, of the National institutes of Health, or NIH, Office of Biotechnology Activities, or OBA, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. On August 17, 2018, the NIH issued a notice in the Federal Register and issued a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. Beginning during the public comment period, which closed on October 16, 2018, the NIH announced that it would no longer accept new human gene transfer protocols for review as a part of the protocol registration process or convene the RAC to review individual clinical protocols. These trials remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an Institutional Biosafety Committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Generally, a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial and its informed consent form before the clinical trial begins at that site, and must monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three sequential phases that may overlap.

•

Phase 1—The investigational product is initially introduced into healthy human subjects or patients with the target disease or condition. These studies are designed to test the safety, dosage tolerance, absorption, metabolism and distribution of the investigational product in humans, the side effects associated with increasing doses, and, if possible, to gain early evidence on effectiveness.

•

Phase 2—The investigational product is administered to a limited patient population with a specified disease or condition to evaluate the preliminary efficacy, optimal dosages and dosing schedule and to identify possible adverse side effects and safety risks. Multiple Phase 2 clinical trials may be conducted to obtain information prior to beginning larger and more expensive Phase 3 clinical trials.

•

Phase 3—The investigational product is administered to an expanded patient population to further evaluate dosage, to provide statistically significant evidence of clinical efficacy and to further test for safety, generally at multiple geographically dispersed clinical trial sites. These clinical trials are intended to establish the overall risk/benefit ratio of the investigational product and to provide an adequate basis for product approval.

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the identity, strength, quality and purity of the final product, or for biologics, the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to FDA, unless a waiver or exemption applies.

Once a BLA has been submitted, the FDA’s goal is to review standard applications within ten months after it accepts the application for filing, or, if the application qualifies for priority review, six months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product and/or its drug substance will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use, and could include medication guides, physician communication plans, or elements to assure safe use, such as restricted distribution methods, patient registries and other risk minimization tools. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 postmarket studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA granted GRANITE-001 fast track designation for treatment of colorectal cancer in December 2018. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date (compared with ten months under standard review).

Additionally, products studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

In 2017, FDA established a new regenerative medicine advanced therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act, which was signed into law in December 2016. The RMAT designation program is intended to fulfill the 21st Century Cures Act requirement that FDA facilitate an efficient development program for, and expedite review of, any drug that meets the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like fast track and breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

Fast track designation, breakthrough therapy designation, priority review, accelerated approval, and RMAT designation do not change the standards for approval but may expedite the development or approval process.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making available a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, the product is entitled to orphan drug exclusive approval (or exclusivity), which means that the FDA may not approve any other applications, including a full BLA, to market the same biologic for the same indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed by us pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon us and our third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

The FDA may withdraw approval if compliance with regulatory requirements and standards is not maintained or if problems occur after the product reaches the market. Later discovery of previously unknown problems with a product, including adverse events of unanticipated severity or frequency, or with manufacturing processes, or failure to comply with regulatory requirements, may result in revisions to the approved labeling to add new safety information; imposition of post-market studies or clinical studies to assess new safety risks; or imposition of distribution restrictions or other restrictions under a REMS program. Other potential consequences include, among other things:

•	restrictions on the marketing or manufacturing of a product, complete withdrawal of the product from the market or product recalls;
•	fines, warning letters or holds on post-approval clinical studies;
•	refusal of the FDA to approve pending applications or supplements to approved applications, or suspension or revocation of existing product approvals;
•	product seizure or detention, or refusal of the FDA to permit the import or export of products; or
•	injunctions or the imposition of civil or criminal penalties.

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are approved by the FDA and in accordance with the provisions of the approved label. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. To date, a number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered to a patient more than once, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four years following the date that the reference product was first licensed by the FDA. In addition, the FDA may not approve a biosimilar product until 12 years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves a full BLA containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the competing product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, have also been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent; HIPAA, which created additional federal criminal statutes which prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and which, as amended by HITECH, also imposes certain requirements on HIPAA covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information; the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the federal government, information related to payments or other transfers of value made to physicians and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Coverage and Reimbursement

Significant uncertainty exists as to the coverage and reimbursement status of any pharmaceutical or biological product for which we obtain regulatory approval. Sales of any product depend, in part, on the extent to which such product will be covered by third-party payors, such as federal, state, and foreign government healthcare programs, commercial insurance and managed healthcare organizations, and the level of reimbursement for such product by third-party payors. Decisions regarding the extent of coverage and amount of reimbursement to be provided are made on a plan-by-plan basis. For products administered under the supervision of a physician, obtaining coverage and adequate reimbursement may be particularly difficult because of the higher prices often associated with such drugs. Additionally, separate reimbursement for the product itself or the treatment or procedure in which the product is used may not be available, which may impact physician utilization.

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product. No regulatory authority has granted approval for a personalized cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product.

Healthcare Reform

The United States and some foreign jurisdictions are considering or have enacted a number of reform proposals to change the healthcare system. There is significant interest in promoting changes in healthcare systems with the stated goals of containing healthcare costs, improving quality or expanding access. In the United States, the pharmaceutical industry has been a particular focus of these efforts and has been significantly affected by federal and state legislative initiatives, including those designed to limit the pricing, coverage, and reimbursement of pharmaceutical and biopharmaceutical products, especially under government-funded health care programs, and increased governmental control of drug pricing.

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. Most recently, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. Moreover, there has recently been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to product pricing, review the relationship between pricing and manufacturer patient programs, and reform government program reimbursement methodologies for drug products. At the federal level, the Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

Our Interactions with the FDA

Medical Device

In two separate FDA interactions, the FDA advised us that our machine learning software will not be subject to medical device diagnostic regulations. In August 2016, the FDA’s Center for Devices and Radiological Health, or CDRH, determined that the TSNA prediction software is a Non-Significant Risk, or NSR, device, and that an investigational device exemption, or IDE, submission is not required to conduct clinical studies with our product candidate. In April 2017, the FDA’s Center for Biologics Evaluation and Research, or CBER, confirmed that medical device diagnostic regulations do not apply to our testing and processing of the patient-specific TSNA, and that quality requirements could be met through compliance with biologic cGMPs. Based on these interactions, we believe no additional device-related regulatory submissions (such as an IDE or pre-market approval application (PMA)) or device development activities are required and our TSNA prediction software procedure will be regulated as part of our cGMP manufacturing process.

Preclinical Safety

To address the personalized nature of our therapy in a Pre-Pre-IND interaction with the FDA’s CBER Office of Tissues and Advanced Therapies, or OTAT, the FDA advised us that a single toxicological animal study with a representative vector could be able to support preclinical safety for purposes of IND submission. Subsequent to this discussion, we submitted proposed protocols for GLP toxicology and biodistribution studies for OTAT’s review in connection with a Pre-IND meeting, and OTAT agreed that a single GLP toxicology study could support IND submission. In this GLP toxicology study, we administered our ChAdV and the SAM vectors to Indian Rhesus macaques. The heterologous prime-boost immunotherapy approach when administered intramuscularly was well tolerated at the clinical maximal dose of each platform, with some animals presenting flu-like symptoms. Preclinical chemistry findings include a transient increase in select cytokines, which resolved rapidly. The FDA cleared our IND for GRANITE-001 in September 2018.

In addition, in December 2018, the FDA granted Fast Track designation to GRANITE-001 for the treatment of colorectal cancer.

Clinical Regulatory

In our Pre-IND meeting with OTAT, the FDA previewed Clinical Protocol GO-004 and confirmed that the overall design appeared reasonable, while providing comments on the study populations and dose determination which we have incorporated into the protocol. OTAT also agreed with our dose limiting toxicity assessment criteria, while reserving comment on the starting dose and dose escalation pending the completion of planned preclinical studies. We intend to include these elements in the protocol, which may permit a faster progression and fewer patients to reach the clinical protocol’s combination cohort (Phase 1, Part C).

Regulatory Chemistry, Manufacturing & Controls

In a Type-C Facilities meeting with the FDA’s CBER Division of Manufacturing and Product Quality, or DMPQ, we obtained FDA feedback on our proposed design for the multi-use clinical manufacturing facility in Pleasanton, California. Importantly, the FDA concurred with our plan to build a facility designed to accommodate manufacture of multiple patient-specific lots in parallel within the same manufacturing suite, which we expect will provide a substantial increase in scalability within a smaller allocation of cleanrooms. At our subsequent Pre-IND meeting with OTAT, the FDA agreed with our proposed use of select rapid release testing methods in which we proposed replacing standard cell-culture based tests with faster polymerase chain reaction methods. As agreed with the FDA, we submitted qualification of these methods in our IND submission for GRANITE-001. The FDA also agreed that our proposed stability program was generally acceptable to support the proposed Phase 1 clinical study of GRANITE-001, where only one representative patient lot per year will be placed on product stability during conduct of the clinical program.

Employees

As of December 31, 2018, we had 113 full-time employees, including a total of 35 employees with M.D. or Ph.D. degrees. Within our workforce, 95 employees are engaged in research and development and 18 are engaged in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We have only recently received clearance from the FDA for our IND of our first personalized cancer immunotherapy candidate, GRANITE-001, and only recently initiated our Phase 1/2 clinical trial, GO-004.

We have had significant operating losses since our inception. Our net losses for the years ended December 31, 2018 and 2017 were approximately $64.8 million and $41.4 million, respectively. As of December 31, 2018, we had an accumulated deficit of $126.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. GRANITE-001 and SLATE-001, as well as our solid tumor bispecific antibody, or BiSAb, program, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop GRANITE-001, SLATE-001, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies, and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2018, we had capital resources consisting of cash, cash equivalents and marketable securities of $153.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of GRANITE-001, SLATE-001, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE-001 and SLATE-001 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE-001, SLATE-001 or any future immunotherapy product candidates.

We believe that our existing cash, cash equivalents and marketable securities, will allow us to fund our operating plan for at least 12 months and through preliminary efficacy data for our Phase 1/2 clinical trial for GRANITE-001. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial for GRANITE-001, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE-001, which we expect to initiate in the second half of 2019;

•

the scope, progress, results and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program, for which we expect to select a product candidate in the second half of 2019;

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

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE-001, which is in the early stages of development and for which we have only recently begun clinical trials.

We have no products approved for sale and our initial product candidate, GRANITE-001, a personalized immunotherapy, is in the early stages of clinical trials. As such, we face significant translational risk with GRANITE-001 specifically and our tumor-specific immunotherapy approach generally. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE-001, as well as other product candidates derived from our tumor-specific immunotherapy approach, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, no product candidates based on our tumor-specific immunotherapy approach have been tested in humans and given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a personalized immunotherapy treatment sufficient to warrant approval for commercialization.

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

•	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support approval of our product candidates;
•	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;
•	our ability to consistently manufacture on a timely basis our personalized and “off-the-shelf” immunotherapy candidates;
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

In addition, the regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates. For example, regulatory requirements governing cell therapy and gene therapy products have changed frequently and may continue to change in the future. In addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials subject to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines were historically subject to review by the Recombinant DNA Advisory Committee, or RAC. On August 17, 2018, the NIH issued a notice in the Federal Register and a public statement proposing changes to the oversight framework for gene therapy trials, including changes to the applicable NIH Guidelines to modify the roles and responsibilities of the RAC with respect to human clinical trials of gene therapy products, and requesting public comment on its proposed modifications. Beginning during the public comment period, which closed October 16, 2018, the NIH announced that it would no longer accept new human gene transfer protocols for review as part of the protocol registration process or convene the RAC to review individual clinical protocols. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Thus, even though we are no longer required to submit a protocol for our product candidates to NIH, we will still be subject to significant regulatory oversight by the FDA and the applicable IBC and IRB of each institution at which we or our collaborators conduct clinical trials of our product candidates, and changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations or delay or prevent approval and commercialization of such product candidates.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we initiated our Phase 1/2 clinical trial, GO-004, in the fourth quarter of 2018, we may experience delays in enrolling or completing our planned studies and trials of GRANITE-001. Additionally, we cannot be certain that studies or trials for GRANITE-001, SLATE-001 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

•	obtaining institutional review board, or IRB, and, where required, IBC approval at each trial site;
•	recruiting an adequate number of suitable patients to participate in a trial;
•	having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing subject safety concerns that arise during the course of a trial;
•	adding a sufficient number of clinical trial sites;
•	obtaining sufficient quantities of product candidate for use in preclinical studies or clinical trials from third-party suppliers; or
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

As a result of our trial design for GO-004, the Phase 1 portion of the trial will provide little evidence of the efficacy of our personalized immunotherapy product candidate, GRANITE-001.

Scientific principles and preclinical data suggest that combination treatment of cancer patients with our TSNA-directed immunotherapy product candidate plus checkpoint inhibitors is likely to be most effective for our target indications. The Phase 1 portion of our Phase 1/2 clinical trial, GO-004, will, consequently, involve administration of a combination therapy with GRANITE-001. Notably, all patients in the Phase 1 portion will receive anti-PD-1 monoclonal antibodies, or mAb, as background therapy. Some patients will additionally receive anti-CTLA-4 mAb. Checkpoint inhibitors such as anti-PD-1 and anti-CTLA-4 mAb are known to be effective treatments in many cancer patients and elicit objective responses in some patients. Any objective responses observed in Phase 1 will thus be in patients receiving our experimental therapy together with a checkpoint inhibitor and attribution of objective responses to the effects of GRANITE-001 alone will not be possible. We expect that efficacy will be studied carefully in the Phase 2 cohorts where the relative contributions of our personalized immunotherapy candidate and the checkpoint inhibitor will be dissected and quantified to some degree. As a result, the Phase 1 portion of our Phase 1/2 clinical trial will provide little evidence of the efficacy of GRANITE-001, which may not be fully understood by investors or market participants, potentially leading to negative effects on our stock price.

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

In order for our tumor-specific immunotherapy candidate, GRANITE-001, to be commercially viable, it must be utilized in early-stages of cancer treatment given the time required to manufacture the personalized therapy.

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

We are committed to developing personalized cancer immunotherapies to fight multiple cancer types and are currently advancing multiple product candidates to address a variety of cancers, including metastatic NSCLC and colorectal, gastroesophageal and bladder cancers. Utilizing our EDGE platform, we believe we can develop multiple therapeutic classes of products that will generate a T cell immune response unleashing the natural power of the immune system on the tumor cells. However, one or more of these alternative therapeutic products may never be successfully validated in a human. In addition, identifying, developing, obtaining regulatory approval for and commercializing therapies for the treatment of cancer will require substantial additional funding and is prone to the risks of failure inherent in therapeutic product development. Research programs to identify product candidates also require substantial technical, financial and human resources, regardless of whether or not any product candidates are ultimately identified, and even if our research programs initially show promise in identifying potential product candidates, they may fail to yield product candidates for clinical development.

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

As with most biological products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While we have not yet initiated patient dosing in our clinical trials of GRANITE-001, it is likely that there will be side effects associated with its use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

Even if one of our tumor-specific immunotherapy product candidates obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

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

Inadequate funding for the FDA, the SEC and other government agencies could hinder their ability to hire and retain key leadership and other personnel, prevent new products and services from being developed or commercialized in a timely manner or otherwise prevent those agencies from performing normal business functions on which the operation of our business may rely, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, ability to hire and retain key personnel and accept the payment of user fees, and statutory, regulatory, and policy changes. Average review times at the agency have fluctuated in recent years as a result. In addition, government funding of the SEC and other government agencies on which our operations may rely, including those that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable.

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

Many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan. For additional information regarding our competition, see the section of this report captioned “Business—Competition.”

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

As we progress into clinical development and expand our manufacturing capabilities, we will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher service costs, declining service quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our services and could damage our reputation and the prospects for our business.

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

As of December 31, 2018, we had 113 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2018, our solely owned patent portfolio includes 18 pending U.S. patent applications and 34 pending foreign patent applications and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of U.S. Serial Nos. 15/187,174 and 14/794,449, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. If a patent issues from such patent applications with claims similar to those that are currently pending, our ability to commercialize GRANITE-001 in the United States may be adversely affected if we do not obtain a license under such patent. In addition, we are aware of and have timely opposed EP Patent 2569633, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. EP Patent 2569633 is currently validated in Great Britain, France, Germany, Netherlands, Italy, Ireland, Spain and Switzerland. Our opposition was filed in the company’s name on November 7, 2016 by Vossius & Partner. Four other parties also filed oppositions to the patent within the required timeframe. The Opposition Division of the European Patent Office, or EPO, held opposition hearings on October 15 and 16, 2018, and determined that EP Patent 2569633 does not meet the requirements of the European Patent Convention, or EPC, and consequently, revoked the patent. EP Patent 2569633 patentees and licensors have indicated they plan to file an appeal to the Opposition Division’s decision, and filed a notice of appeal with the EPO on January 19, 2019. If, after appeal, EP Patent 2569633 is ultimately maintained by the EPO with claims similar to those that are currently opposed, our ability to commercialize GRANITE-001 in certain European countries may be adversely affected if we do not obtain a license under the patent.

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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent GRANITE-001, SLATE-001 or any future immunotherapy candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market GRANITE-001, SLATE-001 or any future immunotherapy candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing GRANITE-001, SLATE-001 or any future immunotherapy candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, third parties may petition the USPTO for post-grant review within nine months of our patent’s issuance date.  Further, after the USPTO period for filing post-grant review has expired, third parties may file a petition for inter partes review on certain grounds. Similar mechanisms for challenging the validity and enforceability of a patent exist in ex-U.S. patent offices and may result in the revocation, cancellation, or amendment of any ex-U.S. patents we hold in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for the product candidate for any particular orphan indication due to the uncertainties associated with developing novel biologic products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs with different active moieties can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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
•

establishment of a Center for Medicare and Medicaid Innovation at the Centers for Medicare & Medicaid Services, or CMS, to test innovative payment and service delivery models to lower Medicare and Medicaid spending, potentially including prescription drug spending.

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. Most recently, on December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. While the Trump Administration and CMS have both stated that the ruling will have no immediate effect, it is unclear how this decision, subsequent appeals, if any, and other efforts to repeal and replace the ACA will impact the ACA and our business.

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

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries and proposed and enacted federal and state legislation designed to, among other things, bring more transparency to drug pricing, reduce the cost of prescription drugs under government payor programs, and review the relationship between pricing and manufacturer patient programs. The Trump administration’s budget proposal for fiscal year 2019 contains further drug price control measures that could be enacted during the 2019 budget process or in other future legislation, including, for example, measures to permit Medicare Part D plans to negotiate the price of certain drugs under Medicare Part B, to allow some states to negotiate drug prices under Medicaid, and to eliminate cost sharing for generic drugs for low-income patients. Further, the Trump administration released a “Blueprint”, or plan, to lower drug prices and reduce out of pocket costs of drugs that contains additional proposals to increase drug manufacturer competition, increase the negotiating power of certain federal healthcare programs, incentivize manufacturers to lower the list price of their products, and reduce the out of pocket costs of drug products paid by consumers. The Department of Health and Human Services, or HHS, has already started the process of soliciting feedback on some of these measures and, at the same time, is immediately implementing others under its existing authority. For example, in October 2018, CMS proposed a new rule that would require direct-to-consumer television advertisements of prescription drugs and biological products, for which payment is available through or under Medicare or Medicaid, to include in the advertisement the Wholesale Acquisition Cost, or list price, of that drug or biological product. While some proposed measures will require authorization through additional legislation to become effective, Congress and the Trump administration have each indicated that it will continue to seek new legislative and/or administrative measures to control drug costs. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Additionally, on May 30, 2018, the Trickett Wendler, Frank Mongiello, Jordan McLinn, and Matthew Bellina Right to Try Act of 2017, or the Right to Try Act, was signed into law. The law, among other things, provides a federal framework for certain patients to access certain investigational new drug products that have completed a Phase I clinical trial and that are undergoing investigation for FDA approval. Under certain circumstances, eligible patients can seek treatment without enrolling in clinical trials and without obtaining FDA permission under the FDA expanded access program. There is no obligation for a pharmaceutical manufacturer to make its drug products available to eligible patients as a result of the Right to Try Act.

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

Risks Related to Our Common Stock

Our stock price is volatile and you may not be able to resell shares of our common stock at or above the price you paid.

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

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

An active, liquid and orderly market for our common stock may not develop, and you may not be able to resell your common stock.

Prior to our initial public offering in September 2018, there was no public market for shares of our common stock. Our stock only recently began trading on the Nasdaq Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

We incur significant costs as a result of operating as a public company, and our management devotes substantial time to new compliance initiatives. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002, or Section 404, and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. Beginning with the second annual report that we will be required to file with the SEC, Section 404 requires an annual management assessment of the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

As of December 31, 2018, our executive officers, directors and their respective affiliates held over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up entered into in connection with our initial public offering and other legal restrictions on resale lapse, the trading price of our common stock could decline. As of December 31, 2018, we have outstanding a total of 29,050,097 shares of common stock.

The lock-up agreements entered into in connection with our initial public offering will expire 180 days from the date of our initial public offering prospectus. After the lock-up agreements expire, up to approximately 22.2 million additional shares of common stock will be eligible for sale in the public market, approximately 10.6 million of which shares are held by directors, executive officers and other affiliates and will be subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Goldman Sachs & Co. LLC, Cowen and Company, LLC and Barclays Capital Inc. may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of December 31, 2018, approximately 2.5 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, the holders of approximately 19.4 million shares of our common stock, or approximately 66.8% of our total outstanding common stock as of December 31, 2018, are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. In connection with our initial public offering which closed in October 2018, we performed an IRC Section 382 and 383 analysis and determined we had an ownership change. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. Any future equity financing transactions, private placements, and other transactions that may occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as a result of prior or future offerings of our common stock or sales of common stock by existing stockholders, could have an adverse effect on our results of operations in our future years. Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

We are also subject to the anti-takeover provisions contained in Section 203 of the Delaware General Corporation Law. Under Section 203, a corporation may not, in general, engage in a business combination with any holder of 15% or more of its capital stock unless the holder has held the stock for three years or, among other exceptions, the board of directors has approved the transaction. For a description of our capital stock, see the section titled “Description of Capital Stock.”

Claims for indemnification by our directors and officers may reduce our available funds to satisfy successful third-party claims against us and may reduce the amount of money available to us.

Our amended and restated certificate of incorporation and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

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

Our amended and restated certificate of incorporation provide for an exclusive forum in the Court of Chancery of the State of Delaware and in the U.S. federal district courts for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

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

We do not currently intend to pay dividends on our common stock, and, consequently, your ability to achieve a return on your investment will depend on appreciation in the price of our common stock.

We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located at 5858 Horton Street in Emeryville, California, where we lease and occupy approximately 13,100 square feet of office and laboratory space. As disclosed in our February 5, 2019 Form 8-K, we have agreed to terminate the 5858 Horton Street, Emeryville lease concurrently with the commencement of a new lease, located at 5959 Horton Street, Emeryville, California, comprising approximately 34,569 square feet of office and laboratory space, which will serve as our new corporate headquarters. We expect to occupy the new corporate headquarters (and vacate the existing headquarters) in approximately late 2019. We also lease an aggregate of 20,700 square feet of space in two Cambridge, Massachusetts facilities, including (i) the lease of approximately 13,900 square feet of office and laboratory space, the current term of which expires in April 2022, with an option to extend the term through April 2025, and (ii) the lease of approximately 6,800 square feet of office and laboratory space, the current term of which expires in September 2020.

We lease a manufacturing facility in Pleasanton, California, where we occupy approximately 42,600 square feet of space. The current term of our lease expires in November 2024, with an option to extend the term through November 2029.

We believe our existing facilities are sufficient for our needs for the immediate future. To meet the future needs of our business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

Item 3. Legal Proceedings.

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

Item 4. Mine Safety Disclosures.

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on The Nasdaq Global Select Market under the symbol “GRTS” since September 28, 2018. Prior to that date, there was no public trading market for our common stock.

Holders of Common Stock

As of March 22, 2019, there were 86 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and any future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Gritstone Oncology, Inc. under the Securities Act of 1933, as amended (the “Securities Act”), whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 28, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2018. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	9/28/2018	12/31/2018
Gritstone Oncology, Inc.	$100.00	$108.50
Nasdaq Composite Index	100.00	82.46
Nasdaq Biotechnology Index	100.00	79.46

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the quarter ended December 31, 2018. The following list sets forth information as to all securities we have sold since January 1, 2018 which were not registered under the Securities Act.

1.

In June, July and August 2018, we issued an aggregate of 1,611,603 shares of our Series C convertible preferred stock to 11 accredited investors at a price per share of $13.04 for aggregate proceeds to us of approximately $21.0 million.

2.

We granted stock options and stock awards to employees, directors and consultants covering an aggregate of 1,235,830 shares of common stock, at a weighted-average exercise price of approximately $7.47 per share. Of these, options covering an aggregate of 25,939 shares were cancelled without being exercised concurrent with employee terminations.

3.	We sold an aggregate of 67,241 shares of common stock to employees for cash consideration in the aggregate amount of approximately $0.04 million upon the exercise of stock options.

We claimed exemption from registration under the Securities Act for the sale and issuance of securities in the transactions described in paragraph (1) by virtue of Section 4(a)(2) and/or Regulation D promulgated thereunder as transactions not involving any public offering. All of the purchasers of unregistered securities for which we relied on Section 4(a)(2) and/or Regulation D represented that they were accredited investors as defined under the Securities Act. We claimed such exemption on the basis that (a) the purchasers in each case represented that they intended to acquire the securities for investment only and not with a view to the distribution thereof and that they either received adequate information about the registrant or had access, through employment or other relationships, to such information and (b) appropriate legends were affixed to the stock certificates issued in such transactions.

We claimed exemption from registration under the Securities Act for the sales and issuances of securities in the transactions described in paragraphs (2) and (3) above under Section 4(a)(2) of the Securities Act in that such sales and issuances did not involve a public offering or under Rule 701 promulgated under the Securities Act, in that they were offered and sold either pursuant to written compensatory plans or pursuant to a written contract relating to compensation, as provided by Rule 701.

Use of Proceeds from Registered Securities

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

Issuer Purchases of Equity Securities

We did not repurchase any of our equity securities during the quarter ended December 31, 2018.

Item 6. Selected Financial Data.

The following tables present our selected financial data. We have derived the following selected statements of operations and comprehensive loss data for the years ended December 31, 2018, 2017, and 2016, and the balance sheet data as of December 31, 2018, 2017, and 2016, from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2018	2017	2016
	(in thousands, except share and per share amounts)
Statements of Operations and Comprehensive Loss Data:
Collaboration revenue	$1,187	$—	$—
Operating expenses:
Research and development	54,965	35,691	13,916
General and administrative	11,806	6,072	5,064
Total operating expenses	66,771	41,763	18,980
Loss from operations	(65,584)	(41,763)	(18,980)
Interest income, net	809	386	230
Net loss	(64,775)	(41,377)	(18,750)
Unrealized loss on marketable securities	(11)	(71)	(2)
Net and comprehensive loss	$(64,786)	$(41,448)	$(18,752)
Net loss per share, basic and diluted(1)	$(7.26)	$(20.70)	$(11.21)
Weighted-average number of shares outstanding, basic and diluted(1)	8,919,281	1,999,044	1,672,545

(1)

See Notes 2 and 12 to our financial statements for further details on the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

	December 31,
	2018	2017	2016
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and marketable securities	$153,110	$85,953	$37,507
Working capital(1)	142,528	80,827	35,897
Total assets	189,558	117,300	46,421
Total liabilities	40,436	20,018	4,732
Convertible preferred stock	—	156,937	61,139
Accumulated deficit	(126,402)	(61,627)	(20,250)
Total stockholders’ equity	149,122	97,282	41,689

(1)	We define working capital as current assets less current liabilities. See our financial statements and related notes for details regarding our current assets and current liabilities.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with the section titled “Selected Financial Data” and our audited financial statements and the related notes to those included elsewhere in this Annual Report on Form 10-K. This discussion and analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

We initiated a Phase 1/2 clinical trial of our first personalized immunotherapy product candidate, GRANITE-001(referred to as GO-004), in the fourth quarter of 2018, evaluating it in the treatment of common solid tumors, including metastatic non-small cell lung cancer and gastroesophageal, bladder and colorectal cancers, in each case in combination with checkpoint inhibitors provided by our partner, Bristol-Myers Squibb Company, or BMS. Our second tumor-specific product candidate series, SLATE, utilizes the same antigen delivery system as GRANITE-001 but contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, providing us with an off-the-shelf alternative to our personalized manufactured product candidate, GRANITE-001. We intend to initiate a Phase 1/2 clinical trial of SLATE-001, our first off-the-shelf product candidate, in the second half of 2019.

Beyond TSNA-directed therapeutics, we are leveraging our expertise in cancer genomics and our tumor antigen discovery platform to identify novel peptide sequences (not mutated) that may be shared across common tumor types (tumor-specific shared antigens), which we believe likely have value as targets to direct T cells onto tumors specifically. These shared antigen targets enable us to opportunistically partner or develop additional therapeutic approaches to redirect T cells onto tumors using these highly specific targets. These approaches include (1) off-the-shelf shared, non-mutated tumor antigens in our heterologous prime-boost platform, (2) modifying the receptors of the patient’s own T cells to help them recognize tumor targets (adoptive T cell therapy) and (3) using small adapter proteins that have two recognition arms—one for tumors and one for T cells (bispecific antibodies or BiSabs). In August 2018, we announced our first collaboration supporting this strategy with bluebird bio, Inc., or bluebird bio, whereby we will identify up to ten tumor-specific targets and associated T cell receptors for therapeutic application within bluebird bio’s cell therapy platform.

We have funded our operations to date primarily from private placements of our convertible preferred stock, the net proceeds from our initial public offering, or IPO, which we completed in October 2018, and cash proceeds from bluebird under the collaboration agreement we entered into in August 2018, or the bluebird Collaboration Agreement. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. GRANITE-001, SLATE-001 and the BiSAb program will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

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

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $64.8 million, $41.4 million and $18.8 million for the years ended December 31, 2018, 2017 and 2016, respectively. As of December 31, 2018, we had an accumulated deficit of $126.4 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our personalized cancer immunotherapy through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

In October 2018, we completed our IPO and sold and issued an aggregate of 6,854,202 shares of our common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at a price to the public of $15.00 per share. We received aggregate net proceeds from the offering of $92.6 million, after deducting underwriting discounts and commissions and offering costs.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the year ended December 31, 2018, we recognized $1.2 million of revenue from the bluebird Collaboration Agreement. No revenue was recognized for the years ended December 31, 2017 or 2016.

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
•

Expenses incurred under arrangement with third parties, including clinical research organizations, or CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants;

•	Fees related to our license agreements;
•	Internal research and development expenses, including:
•

Headcount related expenses, including salaries, payroll taxes, benefits, non-cash stock-based compensation and travel, for employees contributing to research and development activities, including the costs associated with the development of our EDGE platform; and

•	Other expenses, which include direct and allocated expenses for laboratories, facilities and other costs.

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. Under this agreement, we made an upfront payment of $5.0 million, which was included in research and development expenses during the year ended December 31, 2017. We also reimbursed Arbutus for materials and personnel costs totaling $0.2 million, which were included in research and development expenses during the same period. Following the acceptance of our investigational new drug application for GRANITE-001 by the U.S. Food and Drug Administration, we made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. During the year ended December 31, 2018, we reimbursed Arbutus for materials and personnel costs totaling $0.4 million. See “Business—Manufacturing and Process Development—License Agreement with Arbutus Biopharma Corporation” for additional information.

We expect our research and development expenses to increase substantially in the future as we advance our cancer immunotherapy candidate into and through clinical studies and pursue regulatory approval. Conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming and such clinical studies generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section of this report titled “Risk Factors.”

Due to the early-stage nature of our cancer immunotherapy programs, we do not track costs on a project-by-project basis. As our programs enter clinical studies, we intend to track the costs of each program.

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

Results of Operations

Comparison of the Years Ended December 31, 2018 and 2017

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2018	2017	Change
Collaboration revenue	$1,187	$—	$1,187
Operating expenses:
Research and development	54,965	35,691	19,274
General and administrative	11,806	6,072	5,734
Total operating expenses	66,771	41,763	25,008
Loss from operations	(65,584)	(41,763)	(23,821)
Interest income, net	809	386	423
Net loss	$(64,775)	$(41,377)	$(23,398)

Collaboration Revenue

Collaboration revenue was $1.2 million for the year ended December 31, 2018. No collaboration revenue was recognized for the year ended December 31, 2017. The increase was due to recognition of revenue during the period pursuant to the bluebird Collaboration Agreement which we entered into in August 2018.

Research and Development Expenses

Research and development expenses were $55.0 million for the year ended December 31, 2018 compared to $35.7 million for the year ended December 31, 2017.

The increase of $19.3 million for the year ended December 31, 2018 was primarily due to increases in personnel related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables and facilities expenses. Personnel related costs increased by $7.7 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $5.4 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $3.3 million, and reflect our increased research and development headcount. Facility related expenses increased by $4.9 million to accommodate our manufacturing expansion and increased research and development headcount. These increases in research and development expenses were partially offset by a $2.0 million decrease in milestone and license payments reflecting lower payments made under certain agreements upon the achievement of certain milestones.

General and Administrative Expenses

General and administrative expenses were $11.8 million for the year ended December 31, 2018 compared to $6.1 million for the year ended December 31, 2017. The increase of $5.7 million was primarily attributable to a $2.7 million increase in personnel related costs as we expanded our headcount, and a $2.3 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations. Facility related expenses increased by $0.7 million to accommodate our increased general and administrative headcount.

Interest Income, Net

Interest income, net was $0.8 million for the year ended December 31, 2018 compared to $0.4 million for the year ended December 31, 2017. The increase of $0.4 million was due to a higher average cash, cash equivalents and marketable securities balance in 2018 than in 2017, partially offset by increased interest expense incurred on our lease financing obligation.

Comparison of the Years Ended December 31, 2017 and 2016

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2017	2016	Change
Operating expenses:
Research and development	$35,691	$13,916	$21,775
General and administrative	6,072	5,064	1,008
Total operating expenses	41,763	18,980	22,783
Loss from operations	(41,763)	(18,980)	(22,783)
Interest income, net	386	230	156
Net loss	$(41,377)	$(18,750)	$(22,627)

Research and Development Expenses

Research and development expenses were $35.7 million for the year ended December 31, 2017 compared to $13.9 million for the year ended December 31, 2016. The increase of $21.8 million was primarily due to increases in personnel related expenses, license payments, expenses related to outside services and consultants, in-house laboratory supplies and consumables, and facilities expenses. Personnel related costs increased by $6.7 million, as a direct result of our increased research and development headcount. License payments increased by $5.1 million primarily as a result of our $5.0 million up-front payment to Arbutus. Outside services and consultants increased by $5.1 million for preclinical testing, sample acquisition and manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $3.7 million, and reflect our increased research and development headcount. Facility related expenses increased by $1.1 million to accommodate our increased research and development headcount and manufacturing expansion.

General and Administrative Expenses

General and administrative expenses were $6.1 million for the year ended December 31, 2017 compared to $5.1 million for the year ended December 31, 2016. The increase of $1.0 million was primarily attributable to a $0.6 million increase in personnel related costs as we expanded our headcount, and a $0.5 million increase in outside services for patent, legal and professional services to support our ongoing operations.

Interest Income, Net

Interest income was $0.4 million for the year ended December 31, 2017 compared to interest income of $0.2 million for the year ended December 31, 2016. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $0.2 million was due to a higher average cash, cash equivalents and marketable securities balance in the year ended December 31, 2017, partially offset by interest expense incurred on our lease financing obligation.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2018, we have funded our operations primarily through private placements of our convertible preferred stock, our Collaboration Agreement with bluebird, and the proceeds of our IPO. We have raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird. In October 2018, we completed our initial public offering by issuing 6,854,202 shares of our common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an offering price of $15.00 per share, for net proceeds of approximately $92.6 million, after deducting underwriting discounts and commissions and offering costs.

As of December 31, 2018, we had cash, cash equivalents, and marketable securities of $153.1 million and an accumulated deficit of $126.4 million, compared to cash, cash equivalents, and marketable securities of $86.0 million and an accumulated deficit of $61.6 million as of December 31, 2017.

Additionally, we do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer immunotherapy candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. We expect to continue to incur net operating losses for at least the next several years as we advance GRANITE-001, SLATE-001, the BiSAb program and any future product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

Future Funding Requirements

We do not have any products approved for sale, and we have never generated any revenue from contracts with customers. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our current and future product candidates, and begin to commercialize any approved products. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our tumor-specific immunotherapy product candidates or from collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $126.4 million through December 31, 2018. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of this Annual Report on Form 10-K. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial of GRANITE-001, which we initiated in the fourth quarter of 2018;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year Ended December 31,
	2018	2017	2016
Cash used in operating activities	$(38,162)	$(34,971)	$(15,292)
Cash used in investing activities	(59,103)	(33,252)	(32,127)
Cash provided by financing activities	110,441	95,812	35,946
Net increase/(decrease) in cash and cash equivalents	$13,176	$27,589	$(11,473)

Cash Used in Operating Activities

During the year ended December 31, 2018, cash used in operating activities was $38.2 million, which consisted of a net loss of $64.8 million, adjusted by non-cash charges of $6.4 million and cash used due to changes in our operating assets and liabilities of $20.2 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.4 million and stock-based compensation of $3.0 million. The change in our operating assets and liabilities was primarily due to an increase of $18.8 million as a result of the deferred revenue recorded in connection with our Collaboration Agreement with bluebird, an increase of $3.3 million in accounts payable, and $1.7 million in accrued compensation, offset by a decrease of $1.8 million in prepaid expenses and other assets, and an increase of $1.0 million in accrued and other liabilities and deferred rent, and $0.8 million in deposits and other long-term assets.

During the year ended December 31, 2017, cash used in operating activities was $35.0 million, which consisted of a net loss of $41.4 million, adjusted by non-cash charges of $2.9 million and cash provided by changes in our operating assets and liabilities of $3.5 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.8 million and stock-based compensation of $1.1 million. The change in our operating assets and liabilities was primarily due to an increase of $4.3 million in accounts payable and accrued liabilities. Our accrued liabilities increased due to employee bonuses and general business expenses, reflective of our increased headcount and expenses. This was partially offset by an increase of $0.4 million in prepaid expenses and other current assets for prepaid research and development being conducted by third-party service providers.

During the year ended December 31, 2016, cash used in operating activities was $15.3 million, which consisted of a net loss of $18.8 million, adjusted by non-cash charges of $1.6 million and cash provided by changes in our operating assets and liabilities of $1.9 million. The non-cash charges consisted primarily of depreciation and amortization expense of $0.9 million and stock-based compensation of $0.6 million. The change in our operating assets and liabilities was primarily due to an increase of $2.1 million in deferred rent liability primarily associated with a tenant improvement allowance from our landlord, and an increase of $0.8 million in accounts payable and accrued liabilities. Our accrued liabilities increased due to employee bonuses and general business expenses, reflective of our increased headcount and expenses. This was partially offset by an increase of $0.9 million in prepaid expenses and other assets primarily associated with prepayments made for ongoing research and development being conducted by third-party service providers and security deposits for our leased facilities.

Cash Used in Investing Activities

During the year ended December 31, 2018, cash used in investing activities was $59.1 million, which consisted of $102.1 million of purchases of marketable securities, $5.7 million of capital expenditures to purchase property and equipment, offset by $48.7 million in proceeds from the maturity of marketable securities

During the year ended December 31, 2017, cash used in investing activities was $33.3 million, which consisted of $63.2 million of purchases of marketable securities, $11.5 million of capital expenditures to purchase property and equipment, offset by $41.5 million in proceeds from the maturity of marketable securities.

During the year ended December 31, 2016, cash used in investing activities was $32.1 million, which consisted of $48.0 million of purchases of marketable securities, $7.0 million of capital expenditures to purchase property and equipment, offset by $22.9 million in proceeds from the maturity of marketable securities.

Cash Provided by Financing Activities

During the year ended December 31, 2018, cash provided by financing activities was $110.4 million, which primarily consisted of $20.9 million in net proceeds from the issuances of shares of our Series C convertible preferred stock and $92.6 million in net proceeds from our IPO, offset by $3.1 million paid for deferred offering costs associated with preparation for our initial public offering.

During the year ended December 31, 2017, cash provided by financing activities was $95.8 million, which primarily consisted of net proceeds from the issuances of shares of our convertible preferred stock.

During the year ended December 31, 2016, cash provided by financing activities was $35.9 million, which primarily consisted of net proceeds from the issuances of shares of our convertible preferred stock.

Since our inception through December 31, 2018, we have raised an aggregate of approximately $177.9 million through the issuance and sale of shares of our convertible preferred stock, net of $0.4 million in issuance costs, which we have used to fund our operations. During 2018, aggregate net proceeds from our sale of Series C convertible preferred stock were $20.9 million. During 2017, net proceeds from our sale of Series B convertible preferred stock were $95.8 million. During 2016, net proceeds from our sale of Series A convertible preferred stock were $35.7 million.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2018 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$8,320	$2,329	$4,477	$1,400	$114
Lease financing obligation(1)	5,059	794	1,661	1,762	842
Total obligations	$13,379	$3,123	$6,138	$3,162	$956

(1)	See Note 6 to our financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million pursuant to a license agreement. During the year ended December 31, 2018 and 2017, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 7 to our financial statements.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. Under the agreement, we paid an upfront payment of $0.5 million to the CRO. The upfront payment has been capitalized and will be recognized as research and development expense using the straight-line method over the term of the agreement, which is one year. We are also obligated to pay up to $0.9 million to the CRO upon the completion of certain phases of the research services. These costs will be recorded to research and development expense over the expected period of each phase of the research services. During the year ended December 31, 2018, we recognized a total of $1.1 million of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of December 31, 2018 or 2017. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

While our significant accounting policies are more fully described in the notes to our financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

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

Research and Development Expenses

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our technology and include: internal research and development expense, including employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants; license fees; and other expenses, which include direct and allocated expenses for laboratory, facilities and other costs. Costs to develop our technologies are recorded as research and development expense unless the criteria to be capitalized as internal-use software costs is met.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. We record the estimated expenses of research and development activities conducted by third-party service providers based upon the estimated amount of services provided within research and development expense in the statements of operations and comprehensive loss. These services include the conduct of preclinical studies, contract manufacturing activities and consulting services. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are rendered. If the costs have been prepaid, this expense reduces the prepaid expenses in the balance sheet, and if not yet invoiced, the costs are included in accrued liabilities in the balance sheet. These costs are a significant component of our research and development expenses. We record amortization of prepaid expenses or accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties. Such payments are evaluated for current or long-term classification based on when they will be realized.

Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make significant judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from external CROs and other third-party service providers. To date, we have not experienced material differences between our accrued expenses and actual expenses.

We have and may continue to enter into license agreements to access and utilize certain technology. We evaluate if the license agreement is an acquisition of an asset or a business. To date none of our license agreements have been considered to be an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements may also include contingent consideration in the form of cash. We assess whether such contingent consideration meets the definition of a derivative.

Stock-Based Compensation

We measure stock-based compensation expense for stock options granted to our employees and directors on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We account for stock-based compensation arrangements with non-employee consultants using a fair value approach. The estimated fair value of unvested options granted to non-employee consultants is remeasured at each reporting date through the date of final vesting. As a result, the noncash charge to operations for nonemployee options with vesting conditions is affected in each reporting period by changes in the estimated fair value of our common stock. Forfeitures of awards are estimated based on historical forfeiture experience and the experience of other companies in the same industry. The estimate of forfeitures will be adjusted over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates.

We estimate the fair value of stock options granted to our employees and directors on the grant date, and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

•

Expected Term. Our expected term represents the period that our stock options are expected to be outstanding and is determined using the simplified method (based on the mid-point between the vesting date and the end of the contractual term), as we do not have sufficient historical data to use any other method to estimate expected term.

•

Expected Volatility. Due to our limited trading history for our common stock, expected volatility is estimated based on the average volatility for comparable publicly traded biopharmaceutical companies over a period equal to the expected term of the stock option grants. The comparable companies are chosen based on their similar size, stage in the life cycle or area of specialty.

•

Risk-Free Interest Rate. The risk-free interest rate is based on the U.S. Treasury zero coupon issues in effect at the time of grant for periods corresponding with the expected term of the stock option grants.

•	Expected Dividend Yield. We have never paid dividends on our common stock and have no plans to pay dividends on our common stock. Therefore, we use an expected dividend yield of zero.

For options granted to non-employee consultants, the fair value of the unvested portion of the options is also remeasured using the Black-Scholes option-pricing model reflecting the same assumptions as applied to employee options in each of the reported periods, other than the expected life, which is assumed to be the remaining contractual life of the option.

Determination of the estimated fair value of our common stock on grant dates prior to our IPO

As there was no public market for our common stock prior to our IPO in October 2018, the estimated fair value of our common stock was determined by our board of directors, with input from management, considering our most recently available third-party valuations of common stock and our board of directors’ assessment of additional objective and subjective factors that it believed were relevant, and factors that may have changed from the date of the most recent valuation through the date of the grant. These factors included, but were not limited to: our most recently available valuations of our common stock by an unrelated third party; the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our results of operations, financial position and capital resources; current business conditions and projections; the lack of marketability of our common stock; the hiring of key personnel and the experience of management; the risk inherent in the development of our products; our stage of development and material risks related to its business; the fact that the option grants involve illiquid securities in a private company; and the likelihood of achieving a liquidity event, such as an initial public offering or sale, in light of prevailing market conditions.

We have periodically determined the estimated fair value of our common stock at various dates using contemporaneous valuations performed in accordance with the guidance outlined in the American Institute of Certified Public Accountants’ Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation, or the Practice Aid. The Practice Aid identifies various available methods for allocating enterprise value across classes and series of capital stock to determine the estimated fair value of common stock at each valuation date. In accordance with the Practice Aid, our board of directors considered the following methods:

•

Current Value Method. Under the Current Value Method, or CVM, our value is determined based on our balance sheet. This value is then first allocated based on the liquidation preference associated with preferred stock issued as of the valuation date, and then any residual value is assigned to the common stock.

•

Option-Pricing Method. Under the option-pricing method, or OPM, shares are valued by creating a series of call options with exercise prices based on the liquidation preferences and conversion terms of each equity class. The estimated fair values of the preferred and common stock are inferred by analyzing these options.

•

Probability-Weighted Expected Return Method. The probability-weighted expected return method, or PWERM, is a scenario-based analysis that estimates value per share based on the probability-weighted present value of expected future investment returns, considering each of the possible outcomes available to us, as well as the economic and control rights of each share class.

Our board of directors and management develop best estimates based on application of these approaches and the assumptions underlying these valuations, giving careful consideration to the advice from our third-party valuation expert. Such estimates involve inherent uncertainties and the application of significant judgment. As a result, if factors or expected outcomes change and we use significantly different assumptions or estimates, our equity-based compensation could be materially different.

Determination of the fair value of our common stock on grant dates following our IPO

The fair value of each share of common stock underlying the stock options is based on the closing price of our common stock as reported by the Nasdaq Global Select Market on the date of grant of the award.

Stock-based compensation expense was $3.0 million, $1.1 million and $0.6 million for the years ended December 31, 2018, 2017, and 2016, respectively.  As of December 31, 2018, we had $8.9 million of total unrecognized stock-based compensation expense which we expect to recognize over a weighted-average period of 3.18 years.

We have not recognized, and we do not expect to recognize in the near future, any tax benefit related to employee stock-based compensation expense as a result of the full valuation allowance on our deferred tax assets including deferred tax assets related to our net operating loss carryforwards.

The intrinsic value of all outstanding options as of December 31, 2018 was approximately $25.6 million.

Leases, Deferred Rent and Lease Financing Accounting

We rent our office space and facilities under non-cancelable operating lease agreements and recognize related rent expense on a straight-line basis over the term of the lease. Our lease agreements contain rent holidays, scheduled rent increases and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded ratably over the lease term. We do not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. We begin recognizing rent expense on the date that we obtain the legal right to use and control the leased space. Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings we occupy.

Funding of leasehold improvements by our landlord is accounted for as a tenant improvement allowance and recorded as current and non-current deferred rent liabilities and amortized on a straight- line basis as a reduction of rent expense over the term of the lease.

In certain arrangements, we are involved in the construction of improvements to buildings we are leasing. To the extent we are involved with the structural improvements of the construction project or take construction risk, we are considered to be the owner of the building and related improvements for accounting purposes during the construction period. Therefore, we record the fair value of the building subject to the lease within property and equipment on the balance sheet, plus the amount of building improvements incurred and funded by us and/or the landlord as of the balance sheet date. We also record a corresponding lease financing obligation on our balance sheet representing the amounts financed by the lessor for the building and lessor financed improvements. Lessor financed improvement incentives due but not yet received are recorded as prepaid expense and other current assets on the balance sheet.

Once construction is completed, we consider the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership have been transferred back to the landlord, as evidenced by a lack of our continuing involvement in the leased property. If we conclude the arrangement does not qualify for sale-leaseback accounting treatment, the building and improvements remain on our balance sheet and are subject to depreciation and assessment of impairment. We bifurcate our lease payments into a portion allocated to the lease financing obligation and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the statements of operations and comprehensive loss. The portion of the lease payments allocated to the lease financing obligation is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the lease financing obligation.

The interest rate used for the lease financing obligation represents our estimated incremental borrowing rate at the inception of the lease, adjusted to reduce any built-in loss. The initial recording of these assets and liabilities is classified as non-cash investing and financing items, respectively, for purpose of the statements of cash flows.

The most significant estimates used by management in accounting for the lease financing transaction and the impact of these estimates are as follows:

•

Incremental borrowing rate. We estimate our incremental borrowing rate as the rate we would have incurred to borrow, based on our credit quality at the inception of the lease over a similar term, the funds necessary to purchase the leased building subject to the financing lease transaction. The incremental borrowing rate is used in determining allocating our rental payments between interest expense and a reduction of the outstanding lease financing obligation.

•

Land capitalization rate. The land capitalization rate is the rate of return on the land underlying the lease properly considering expected income that the land would be expected to generate. The land lease capitalization rate is estimated using comparable market data for land capitalization rates for similar properties. The land capitalization rate is used in determining allocating our rental payments between interest expense and a reduction of the outstanding lease financing obligation.

•

Fair value of leased building and underlying land. The fair value of a leased building and underlying land subject to the lease financing transaction is based on comparable market data for similar properties as of the lease inception date. The fair value of the underlying land is used in determining allocating our rental payments between interest expense and a reduction of the outstanding lease financing obligation.

In March 2017, we entered into a non-cancelable lease for 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California. Subsequently, in April 2017, we took possession of the space. In connection with the lease, we received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton facility building. The scope of the tenant improvements did not qualify under the lease accounting guidance as “normal tenant improvements” and we were the deemed owner of the leased building during the construction period for accounting purposes. In November 2017, construction on the facility was substantially completed and the leased property was placed into service. We determined that the completed construction project did not qualify for sale-leaseback accounting due to the collateral held by the landlord in the form of a letter of credit and will instead be accounted for as a financing transaction. The leased building for the Pleasanton facility and related improvements remains on our balance sheet as of December 31, 2018 and rental payments associated with the lease have been allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease financing obligation.

JOBS Act

We are an emerging growth company under the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have nonetheless irrevocably elected not to avail ourselves of this exemption and, as a result, upon completion of this offering we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

We will remain an emerging growth company until the earliest of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a “large accelerated filer” as defined in Rule 12b-2 under the Exchange Act, which would occur if the market value of our common stock held by non-affiliates exceeded $700.0 million as of the last business day of the second fiscal quarter of such year or (4) the date on which we have issued more than $1.0 billion in non-convertible debt securities during the prior three-year period.

Recent Accounting Pronouncements

See Note 2 to our audited financial statements and related notes.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $153.1 million as of December 31, 2018, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment charter.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our financial statements.

Item 8. Financial Statements and Supplementary Data

Gritstone Oncology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Gritstone Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gritstone Oncology, Inc. (the Company) as of December 31, 2018 and 2017, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018 in conformity with U.S. generally accepted accounting principles.

Basis for Opinion

These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on the Company’s financial statements based on our audits. We are a public accounting firm registered with the Public Company Accounting Oversight Board (United States) (PCAOB) and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. As part of our audits we are required to obtain an understanding of internal control over financial reporting but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion.

Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

Redwood City, California

March 28, 2019

Gritstone Oncology, Inc.

Balance Sheets

(In thousands, except share amounts)

	December 31,
	2018	2017
Assets
Current assets:
Cash and cash equivalents	$52,183	$39,007
Marketable securities	100,927	46,946
Prepaid expenses and other current assets	4,526	2,526
Total current assets	157,636	88,479
Property and equipment, net	29,494	27,211
Deposits and other long-term assets	2,428	1,610
Total assets	$189,558	$117,300
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,825	$3,935
Accrued compensation	3,951	2,227
Accrued liabilities	992	1,490
Deferred revenue, current portion	5,340	—
Total current liabilities	15,108	7,652
Deferred rent, net of current portion	1,353	1,749
Other non-current liabilities	12	96
Lease financing obligation, net of current portion	10,490	10,521
Deferred revenue, net of current portion	13,473	—
Total liabilities	40,436	20,018
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 and 125,362,551 shares authorized at December 31, 2018 and 2017, respectively; none and 17,797,529 shares issued and outstanding at December 31, 2018 and 2017, respectively; aggregate liquidation preference of $157,268 at December 31, 2017	—	156,937
Common stock, $0.0001 par value; 300,000,000 and 160,000,000 shares authorized at December 31, 2018 and 2017, respectively; 28,823,130 and 2,152,525 shares issued and outstanding at December 31, 2018 and 2017, respectively	16	1
Additional paid-in capital	275,593	2,045
Accumulated other comprehensive loss	(85)	(74)
Accumulated deficit	(126,402)	(61,627)
Total stockholders’ equity	149,122	97,282
Total liabilities and stockholders’ equity	$189,558	$117,300

See accompanying notes to financial statements.

Gritstone Oncology, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31
	2018	2017	2016
Collaboration revenue	$1,187	$—	$—
Operating expenses:
Research and development	54,965	35,691	13,916
General and administrative	11,806	6,072	5,064
Total operating expenses	66,771	41,763	18,980
Loss from operations	(65,584)	(41,763)	(18,980)
Interest income, net	809	386	230
Net loss	(64,775)	(41,377)	(18,750)
Other comprehensive loss:
Unrealized loss on marketable securities, net of tax	(11)	(71)	(3)
Net and comprehensive loss	$(64,786)	$(41,448)	$(18,753)
Net loss per share, basic and diluted	$(7.26)	$(20.70)	$(11.21)
Weighted-average number of shares used in computing net loss per share, basic and diluted	8,919,281	1,999,044	1,672,545

See accompanying notes to financial statements.

Gritstone Oncology, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2015	3,699,259	$25,425	1,657,580	$1	$61	$—	$(1,500)	$23,987
Issuance of Series A convertible preferred stock at $6.90 per share for cash, net of issuance costs of $21	5,178,968	35,714	—	—	—	—	—	35,714
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(3)	—	(3)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	154,210	—	53	—	—	53
Stock-based compensation	—	—	—	—	597	—	—	597
Issuance of common stock warrants for license	—	—	—	—	91	—	—	91
Net loss	—	—	—	—	—	—	(18,750)	(18,750)
Balance at December 31, 2016	8,878,227	61,139	1,811,790	1	802	(3)	(20,250)	41,689
Issuance of Series B convertible preferred stock at $10.76 per share for cash, net of issuance costs of $210	8,919,302	95,798	—	—	—	—	—	95,798
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(71)	—	(71)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	338,924	—	117	—	—	117
Issuance of common stock upon exercise of stock options	—	—	1,811	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,126	—	—	1,126
Net loss	—	—	—	—	—	—	(41,377)	(41,377)
Balance at December 31, 2017	17,797,529	156,937	2,152,525	1	2,045	(74)	(61,627)	97,282
Issuance of Series C convertible preferred stock at $13.04 per share for cash, net of issuance costs of $81	1,611,603	20,935	—	—	—	—	—	20,935
Issuance of common stock upon initial public offering at $15.00 per share for cash, net of issuance costs of $10,276	—	—	6,854,202	1	92,536	—	—	92,537
Conversion of Series A, B, and C convertible preferred stock into common stock upon initial public offering	(19,409,132)	(177,872)	19,409,132	14	177,858	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(11)	—	(11)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	282,204	—	97	—	—	97
Issuance of common stock upon exercise of stock options	—	—	80,463	—	49	—	—	49
Issuance of common stock for consulting services			4,347	—	36			36
Exercise of common stock warrants			40,257	—	13			13
Stock-based compensation	—	—	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	—	—	(64,775)	(64,775)
Balance at December 31, 2018	—	$—	28,823,130	$16	$275,593	$(85)	$(126,402)	$149,122

See accompanying notes to financial statements.

Gritstone Oncology, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2018	2017	2016
Operating activities
Net loss	$(64,775)	$(41,377)	$(18,750)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,961	1,970	823
Net amortization of premiums and discounts on marketable securities	(552)	(158)	43
Stock-based compensation	2,995	1,126	597
Warrant issuance in conjunction with license agreement	—	—	91
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,781)	(416)	(459)
Deposits and other long-term assets	(818)	(78)	(487)
Accounts payable	3,249	2,273	(760)
Accrued compensation	1,724	1,190	1,018
Accrued and other non-current liabilities	(582)	810	532
Deferred rent	(396)	(311)	2,060
Deferred revenue	18,813	—	—
Net cash used in operating activities	(38,162)	(34,971)	(15,292)
Investing activities
Purchase of marketable securities	(102,160)	(63,228)	(47,993)
Maturities of marketable securities	48,720	41,467	22,850
Purchase of property and equipment	(5,663)	(11,522)	(6,984)
Disposition of property and equipment	—	31	—
Net cash used in investing activities	(59,103)	(33,252)	(32,127)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	92,586	14	232
Payments of deferred IPO costs	(3,080)	—	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	20,935	95,798	35,714
Net cash provided by financing activities	110,441	95,812	35,946
Net increase (decrease) in cash, cash equivalents and restricted cash	13,176	27,589	(11,473)
Cash, cash equivalents and restricted cash at beginning of period	39,999	12,410	23,883
Cash, cash equivalents and restricted cash at end of period	$53,175	$39,999	$12,410
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$1,482	$900	$61
Assets acquired under leasing obligations	$—	$9,300	$—
Receivable from lessor funded financing	$—	$1,226	$—

See accompanying notes to financial statements.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

1.	Organization

Description of Business

Gritstone Oncology, Inc. (“Gritstone” or “the Company”) is an immuno-oncology company developing personalized cancer immunotherapies to fight multiple cancer types. The Company was incorporated in the state of Delaware in August 2015, and is based in Emeryville, California and Cambridge, Massachusetts, with a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Initial Public Offering

In October 2018, the Company closed its initial public offering (“IPO”), of 6,854,202 shares of common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $92.6 million, after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 19,409,132 shares of common stock. The related carrying value of $177.9 million was reclassified to common stock and additional paid-in capital.

In connection with the completion of its IPO, on October 2, 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”) for reporting.

Reverse Stock Split

On September 20, 2018, the Company amended and restated its amended and restated certificate of incorporation to effect a 1-for-6.9 reverse split (“Reverse Split”) of shares of the Company’s common and convertible preferred stock. The par value and authorized shares of common stock and convertible preferred stock were not adjusted as a result of the Reverse Split. All of the share and per share information included in the accompanying financial statements has been adjusted to reflect the Reverse Split.

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $126.4 million and $61.6 million as of December 31, 2018 and 2017, respectively. The Company had net losses of $64.8 million, $41.4 million, and $18.8 million for the years ended December 31, 2018, 2017, and 2016, respectively, and net cash used in operating activities of $38.2 million and $35.0 million, and $15.3 million for years ended December 31, 2018, 2017, and 2016, respectively. To date, none of the Company’s drug candidates have been approved for sale and therefore the Company has not generated any revenue from contracts with customers. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical study trial accruals, fair value of assets and liabilities, the fair value of leased buildings and other assumptions associated with lease financing transactions, and the fair value of common stock and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

Accounting Standards Codification (ASC) Topic 820, Fair Value Measurement, establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

ASC 820 identifies fair value as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, ASC 820 establishes a three-tier fair value hierarchy that distinguishes between the following:

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

To the extent that the valuation is based on models or inputs that are less observable or unobservable in the market, the determination of fair value requires more judgment. Accordingly, the degree of judgment exercised by the Company in determining fair value is greatest for instruments categorized in Level 3. A financial instrument’s level within the fair value hierarchy is based on the lowest level of any input that is significant to the fair value instrument.

The carrying amounts reflected on the balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued compensation and accrued liabilities approximate their fair values due to their short-term nature.

Cash, Cash Equivalents and Restricted Cash

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

	December 31,
	2018	2017
Cash and cash equivalents	$52,183	$39,007
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$53,175	$39,999

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

Marketable Securities

The Company invests its excess cash in investment grade short-term fixed income securities. Such investments in marketable securities are considered available for sale, and reported at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss). Marketable securities with original maturities of greater than 90 days from the date of purchase but less than one year from the balance sheet date are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balances sheet date are classified as long term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in interest and other income (expense), net. The cost of securities sold is determined using specific identification method.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security. To date the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value.

Concentrations of Credit Risk and Other Risks and Uncertainties

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents, and marketable securities. Cash, cash equivalents and marketable securities are invested through banks and other financial institutions in the United States. Such deposits may be in excess of federally insured limits. The Company maintains cash equivalents and marketable securities with various high-credit-quality and capitalized financial institutions. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. Through December 31, 2018, the Company has no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to those of other preclinical-stage immunotherapy companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services.

Property and Equipment, Net

Property and equipment are stated at cost, less accumulated depreciation and amortization. Maintenance and repairs that do not improve or extend the lives of the respective assets are expensed to operations as incurred.

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset	Estimated Useful Life
Computer equipment and software	3 to 5 years
Furniture and fixtures	5 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Shorter of useful life or lease term

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

Property and equipment includes a leased building which did not meet the sale-leaseback criteria and was recorded at its fair value plus the cost of improvements made during the constriction period. The leased building is being depreciated over the lease term to a residual value that will approximate the remaining lease financing obligation at the end of the lease (see Note 6).

Impairment of Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. No impairment losses have been recorded for the periods presented.

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

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees and directors based on the grant date estimated fair value of each award. Such expense is recognized on a straight-line basis over the requisite service period which is generally the vesting period for the entire award. Expense is adjusted for estimated forfeitures. Forfeitures of awards are estimated based on historical forfeiture experience and the experience of other companies in the same industry. The estimate of forfeitures will be adjusted over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates.

The valuation model used for calculating the fair value of awards for stock compensation expense is the Black-Scholes option-pricing model (the Black-Scholes model). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation of the expected term. Volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to the Company’s. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Management recognizes stock-based compensation expense for stock options granted to non-employees based on the estimated fair value of the award on the measurement dates using the Black-Scholes model. The estimated fair value of options granted to non-employees is re-measured at each reporting period using the Black-Scholes model until the awards vest and the resulting change in value, if any, is recognized in the statement of operations and comprehensive loss.

Research and Development Expenses

All research and development costs, including work performed by third parties, are expensed as incurred. Research and development costs consist of salaries and other personnel-related expenses, including associated stock-based compensation, consulting fees, laboratory supplies, and facility costs, as well as external research and development expenses incurred under arrangements with third parties and fees paid to other entities that conduct certain research and development activities on behalf of the Company. Costs to develop the Company’s technologies are recorded as research and development expense unless certain costs which meet the criteria to be capitalized as internal-use software costs is met. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are rendered. Such payments are evaluated for current or long-term classification based on when they will be realized.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

The Company has and may continue to enter into license agreements to access and utilize certain technology. In each case, the Company evaluates of the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered to be acquisitions of businesses. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments, are immediately recognized as research and development expense when paid, provided that there is no alternative future use of the rights in other research and development projects. These license agreements may also include contingent consideration in the form of cash payments to be made for future milestone events. The Company assess whether such contingent consideration meets the definition of a derivative and to date the Company has determined that such contingent consideration are not derivatives.

Pre-clinical costs are a component of research and development expense. The Company accrues and expenses pre-clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with its service providers. The Company determines the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of services and the agreed-upon fee to be paid for such services.

Leases and Deferred Rent and Lease Financing Obligation

The Company rents its office space and facilities under non-cancelable operating lease agreements and recognize related rent expense on a straight-line basis over the term of the lease. The Company’s lease agreements contain rent holidays, scheduled rent increases, and renewal options. Rent holidays and scheduled rent increases are included in the determination of rent expense to be recorded ratably over the lease term. The Company does not assume renewals in its determination of the lease term unless they are deemed to be reasonably assured at the inception of the lease. The Company begins recognizing rent expense on the date that it obtains the legal right to use and control the leased space. Deferred rent consists of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupies.

Funding of leasehold improvements by the Company’s landlord is accounted for as a tenant improvement allowance and recorded as current and non-current deferred rent liabilities and amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

In certain arrangements, the Company is involved in the construction of improvements to buildings it is leasing. To the extent the Company is involved with the structural improvements of the construction project or takes construction risk, the Company is considered to be the owner of the building and related improvements for accounting purposes during the construction period. The Company records the fair value of the building and related improvements subject to the lease within property and equipment on the balance sheet. The Company also records a corresponding lease financing obligation on its balance sheet representing the amounts financed by the lessor for the building and lessor financed improvements. Lessor financed improvement incentives due but not yet received of $1.2 million at December 31, 2017 were recorded as prepaid expense and other current assets on the balance sheet. Such amounts were fully collected in April 2018. Once a construction project is complete, the Company considers the requirements for sale-leaseback accounting treatment. If the Company concludes the arrangement does not qualify for sale-leaseback accounting treatment, the building and related improvements remain on the Company’s balance sheet and are subject to depreciation and assessment of impairment.

For such arrangements, at both pre and post the construction period, the Company bifurcates its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building has been built. The portion of the lease payments allocated to the land is treated for accounting purposes as operating lease payments, and therefore is recorded as rent expense in the statements of operations and comprehensive loss. The portion of the lease payments allocated to the building is further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the lease financing obligation. The interest rate used for the lease financing obligation represents the Company’s estimated incremental borrowing rate at the inception of the lease, adjusted to reduce any built in loss.

Income Taxes

Management accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

The Company recognizes and measures uncertain tax positions using a two—step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Through December 31, 2018, the Company had not accrued interest or penalties related to uncertain tax positions.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized losses on the Company’s marketable securities.

Net Loss Per Share

Basic net loss per share is calculated by dividing the net loss be the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

Recently Issued Accounting Pronouncements

In February 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update No. 2016-02, Leases (Topic 842) (“ASU No. 2016-02”). ASU No. 2016-02 amends a number of aspects of lease accounting, including requiring lessees to recognize almost all leases with a term greater than one year as a right-of-use asset and corresponding liability, measured at the present value of the lease payments. Subsequent measurement, including the presentation of expenses and cash flows, will depend on the classification of the lease as either a finance or an operating lease. Initial costs directly attributable to negotiating and arranging the lease will be included in the asset. For public entities, this standard is effective for annual reporting periods beginning after December 31, 2018, including interim periods within that reporting period. Originally, entities were required to adopt ASU No. 2016-02 using a modified retrospective approach, which required prior periods to be presented under this new standard with various practical expedients allowed. In July 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-11, Leases (Topic 842): Targeted Improvements, which now allow entities the option of recognizing the cumulative effect of applying the new standard as an adjustment to the opening balance of retained earnings in the year of adoption (January 1, 2019) while continuing to present all prior periods under previous lease accounting guidance. The Company will adopt this standard on January 1, 2019 using the modified retrospective approach with a cumulative effect adjustment to accumulated deficit at the beginning of the period of adoption. The Company will also adopt certain practical expedients provided by ASU 2018-11. The adoption of Topic 842 will have a material impact on the Company’s financial statements and related notes due to the recognition of right of use (“ROU”) assets and lease liabilities on the Company’s balance sheets, but it will not have a material impact on the Company’s operations. Adoption of the standard will result in the recognition of additional ROU assets and lease liabilities of $14.2 million and $11.2 million, respectively, and the derecognition of the deferred rent balance of $1.8 million as of January 1, 2019. The Company will also record an insignificant reduction to opening accumulated deficit as of January 1, 2019 and will derecognize the $14.5 million building and related accumulated depreciation and $10.5 million financing lease obligation, due to the cumulative impact of adopting this standard, with the impact relating to a change in the classification of our Pleasanton Lease from a financing lease transaction to an operating lease. For a description of the Pleasanton Lease, see Note 6.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”). ASU No. 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU No. 2018-07 is effective for annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. The Company is currently evaluating the timing and impact of adopting this accounting standard update on its financial statements and related disclosures.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

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

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently assessing the impact of this standard on its financial statements.

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption will be available on January 1, 2019. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard is effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within that year. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption on its financial statements.

Recently Adopted Accounting Pronouncements

In January 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business (“ASU No. 2017-01”). This ASU clarifies the definition of a business when evaluating whether transactions should be accounted for as acquisitions (or disposals) of assets or businesses. The Company adopted ASU No. 2017-01 effective January 1, 2018. The adoption of this accounting standards update did not have a material impact on the Company’s financial statements.

In May 2017, the FASB issued ASU No. 2017-09, Compensation – Stock Compensation (Topic 718): Scope of Modification Accounting , which clarifies when to account for a change to the terms or conditions of a share-based payment award as a modification. Under the new guidance, modification accounting is required only if the fair value, the vesting conditions, or the classification of the award (as equity or liability) changes as a result of the change in the terms or conditions. This standard was adopted as of January 1, 2018 and was applied prospectively to any award modified after the adoption date, and the adoption of this standard did not have a material impact on the Company’s financial statements.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification . These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and will present the analysis of changes in stockholders’ equity in its interim financial statements in its March 31, 2019 Form 10-Q. The Company does not anticipate that the adoption of these SEC amendments will have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

3.	Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	December 31, 2018
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,148	$—	$—	$36,148
Commercial paper	45,244	—	(40)	45,204
Corporate debt securities	67,815	1	(46)	67,770
	$149,207	$1	$(86)	$149,122
Classified as:
Cash equivalents				$48,195
Marketable securities				100,927
Total				$149,122

	December 31, 2017
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$27,711	$—	$—	$27,711
Commercial paper	32,257	—	(48)	32,209
Corporate debt securities	19,930	—	(26)	19,904
	$79,898	$—	$(74)	$79,824
Classified as:
Cash equivalents				$32,878
Marketable securities				46,946
Total				$79,824

As of December 31, 2018 and 2017, the Company had a total of $153.1 million and $85.9 million in cash, cash equivalents and marketable securities, which includes $52.2 million and $39.0 million in cash and cash equivalents and $100.9 million and $46.9 million in marketable securities, respectively.

All marketable securities held as of December 31, 2018, had contractual maturities of less than one year. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2018, 2017, or 2016.

See Note 4 for further information regarding the fair value of the Company's financial instruments.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

4.	Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Money market funds	$36,148	$36,148	$—	$—
Commercial paper	45,204	—	45,204	—
Corporate debt securities	67,770	—	67,770	—
Total	$149,122	$36,148	$112,974	$—

	December 31, 2017
Description	Total	Level 1	Level 2	Level 3
Money market funds	$27,711	$27,711	$—	$—
Commercial paper	32,209	—	32,209	—
Corporate debt securities	19,904	—	19,904	—
Total	$79,824	$27,711	$52,113	$—

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

There were no transfers between Level 1 and Level 2 during the periods presented.

5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2018	2017
Computer equipment and software	$470	$353
Furniture and fixtures	935	785
Laboratory equipment	16,406	10,515
Leasehold improvements	3,063	2,977
Buildings and related improvements capitalized under a lease financing transaction	15,371	15,371
	36,245	30,001
Less accumulated depreciation and amortization	(6,751)	(2,790)
Total property and equipment, net	$29,494	$27,211

Depreciation and amortization expense was $4.0 million, $2.0 million, and $0.8 million for the periods ended December 31, 2018, 2017, and 2016, respectively.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

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

In February 2016, the Company entered into a 67-month non-cancellable operating lease effective October 2016 for a new facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete laboratory and office renovations. The scope of these tenant improvements were considered to be “normal tenant improvements” under the lease accounting guidance. The Company recorded the tenant allowance received as leasehold improvements under the property and equipment account and deferred rent liability on the accompanying balance sheets.

In March 2017, the Company entered into a noncancelable lease (the Pleasanton Lease) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the Pleasanton Facility). Subsequently, in April 2017, the Company took possession of the space. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced on December 1, 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of December 31, 2018, none of the irrevocable letter of credit amount has been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility building. The scope of the tenant improvements did not qualify under the lease accounting guidance as “normal tenant improvements” and the Company was deemed owner of the leased building during the construction period for accounting purposes. The Company has capitalized the $9.3 million fair value of the leased building within property and equipment, net, and recognized a corresponding non-current lease financing obligation. The fair value of the leased building was estimated using a market approach that utilized comparable observable sales for similar assets (Level 2 inputs). The Company has also recognized building improvements totaling $6.1 million for additions to the leased building incurred by the Company during the construction period, of which $1.2 million were due but had not yet been received from the landlord as of December 31, 2017 and were recorded as an increase to the lease financing obligation and prepaid and other current assets on the balance sheet. Such amounts were subsequently reimbursed by the landlord in April 2018. In November 2017, construction on the Pleasanton Facility was substantially completed and the leased property was placed into service. The Company determined the completed construction project did not qualify for sale-leaseback accounting due to the collateral held by the landlord in the form of a letter of credit and instead has been accounted for as a financing lease transaction. The leased building for the Pleasanton Facility and related improvements remain on the Company’s balance sheet as of December 31, 2018 and rental payments associated with the Pleasanton Lease have been allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease financing obligation.

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million of which $0.9 million is included in prepaid expenses and other current assets on the balance sheet as of December 31, 2018 and a cash security deposit of $0.3 million recorded in deposits and other long-term assets. The lease agreement includes an escalation clause for increased rent.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

Rent expense recorded by the Company associated with the ground lease was not material for any period presented. No interest expense was recognized for the lease financing obligation while the leased building was being constructed during the year ended December 31, 2017. Total interest, which represents the cost of the lease financing obligation under the Pleasanton Lease agreement, was approximately $0.8 million for the year ended December 31, 2018, which was recognized within the statement of operations and comprehensive loss. The allocation of the Pleasanton Lease payment to ground lease rent expense and principal and interest expense on the lease financing obligation was estimated using income and market approaches that utilized comparable observable sales for similar assets, land capitalization rates and an estimate of the Company’s incremental borrowing rate (Level 2 and Level 3 inputs).

As of December 31, 2018, minimum annual payments under the Company’s non-cancelable lease agreements and lease financing obligation are as follows (in thousands):

	Lease Financing Obligation	Operating Lease
Year ending December 31:
2019	$794	$2,329
2020	818	2,674
2021	843	1,803
2022	868	1,119
2023	894	281
Thereafter	842	114
Total minimum payments	5,059	$8,320
Less: Amount representing interest expense	(4,435)
	624
Residual value of lease financing obligation	9,896
	10,520
Less: Lease financing obligation, short-term	(30)
Lease financing obligation, long-term	$10,490

Rent expense was $1.8 million, $1.2 million, and $2.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.

Agreement with CRO

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of personalized immunotherapies in the treatment of cancer. Under the agreement, the Company paid an upfront payment of $0.5 million to the CRO. The upfront payment has been capitalized and will be recognized as research and development expense using the straight-line method over the term of the agreement, which is one year. The Company is also obligated to pay up to $0.9 million to the CRO upon the completion of certain phases of the research services. These costs will be recorded to research and development expense over the expected period of each phase of the research services. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of December 31, 2018.  During the year ended December 31, 2018, the Company recognized a total of $1.1 million of research and development expense under the agreement. During 2017, the Company recognized a total of $0.1 million of research and development expense under the agreement.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its certification of incorporation and bylaws, and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, which the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

7.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (“Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T-cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the Collaboration Agreement. None of these events had occurred as of December 31, 2018 and no royalties were due from the sale of licensed products. bluebird may terminate the Collaboration Agreement by giving a 120 day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early the agreement has a term that ends upon the last payment owed by Gritstone on a licensed product . The Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party or bankruptcy of the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to bluebird under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, all of bluebird’s payment obligations that have not yet accrued related to future milestone and royalty payments will be reduced by fifty percent for the remainder of the agreement term.

The Company concluded that bluebird is a customer, and the contract is not subject to guidance on collaborative arrangements. This is because the Company granted to bluebird a license to its intellectual property, and provided research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of December 31, 2018. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date in August 2018 and ends upon completion of the Research and Development Services which is also when the participation on the JSC is no longer an obligation. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company also analyzed the impact of bluebird terminating the agreement prior to August 2023 and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to bluebird for doing so. We considered quantitative and qualitative factors to reach this conclusion.

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

For the year ended December 31, 2018, the Company recognized $1.2 million as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $18.8 million is recorded on the balance sheet in both current and long-term liabilities as of December 31, 2018, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Changes in the deferred revenue balance during the year ended December 31, 2018 are as follows (in thousands):

Deferred Revenue
Balance at January 1, 2018	$—
Additions	20,000
Deductions	(1,187)
Balance at December 31, 2018	$18,813

There were no receivables or net contract assets recorded as of December 31, 2018 associated with the Collaboration Agreement.

The Company expensed all incremental costs of obtaining Collaboration Agreement as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation (Arbutus). Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated lipid nanoparticle products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. Under this license agreement, the Company paid an upfront payment of $5.0 million which was included in research and development expenses during 2017. The Company also reimbursed Arbutus for materials and personnel costs totaling $0.2 million, which were included in research and development expenses during 2017. During 2018, the Company reimbursed Arbutus for materials and personnel costs totaling $0.4 million. The Company is obligated to pay Arbutus for services rendered and certain milestone payments up to an aggregate of $123.5 million on achievement of specified events, and low single-digit royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE-001 by the U.S. Food and Drug Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. None of the other events had occurred as of December 31 2018, and no royalties were due from the sale of licensed products.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. None of these events had occurred as of December 31, 2018 and no royalties were due from the sales of licensed products. The Company also issued a ten-year warrant to the cancer center for the right to purchase 40,257 shares of its common stock at $0.35 per share. The estimated fair value of the warrant was not significant and was included in research and development expense and additional paid-in capital. The warrant was exercised in full in January 2018. In December 2018 the Company made an insignificant milestone payment to the non-profit hospital cancer center.

8.	Balance Sheet Components

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2018	2017
Receivable from landlord	$—	$1,226
Prepaid rent	860	93
Prepaid insurance	966	—
Interest and other receivables	462	484
Prepaid research and development-related expenses	1,789	628
Other	449	95
Total prepaid expenses and other current assets	$4,526	$2,526

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	December 31,
	2018	2017
Lease security deposit	$632	$368
Prepaid research and development-related expenses	554	—
Restricted cash	992	992
Other	250	250
Total deposits and other long-term assets	$2,428	$1,610

Accrued Liabilities

Accrued current liabilities consist of the following (in thousands):

	December 31,
	2018	2017
Deferred rent	$445	$381
Research and development-related expenses	252	683
Other	295	426
Total accrued current liabilities	$992	$1,490

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

9.	Convertible Preferred Stock and Common Stock

Convertible Preferred Stock

Series A Equity Financing

The Company entered into a Series A preferred stock purchase agreement with certain investors in September 2015, and upon approval by the Company’s Board of Directors, the Company completed a Series A convertible preferred stock financing (“Series A—First Tranche”) at a price per share of $6.90. The net cash proceeds from this round of financing totaled $25.4 million, and 3,699,259 shares of Series A convertible preferred stock were issued. Issuance costs totaled $0.1 million and were recorded as a reduction of the proceeds.

In April 2016, and upon approval by the Company’s Board of Directors, the Company completed a Series A convertible preferred stock financing (“Series A—Second Tranche”) at a price per share of $6.90. The net cash proceeds from this round of financing totaled $35.7 million, and 5,178,968 shares of Series A convertible preferred stock were issued. Issuance costs totaled $0.02 million and were recorded as a reduction of the proceeds.

Upon approval by the Company’s Board of Directors and a majority of the holders of the Series A convertible preferred stock, the Company could proceed with the third closing of the Series A convertible preferred stock for a total of 5,918,840 shares at a purchase price of $6.90 per share (“Series A—Third Tranche”). However, for a period of 90 days following such approval, the Company may solicit alternative financing at financially superior terms to those of the Series A—Third Tranche, including a purchase price greater than $6.90 per share (the “Superior Financing Transaction”). If approved by the Board of Directors, the Company’s obligation to complete the Series A—Third Tranche shall terminate and the Superior Financing Transaction would proceed. Each Series A convertible preferred stockholder will have the right to purchase at least 50% of its original Series A—Third Tranche amount in the Superior Financing Transaction. The Series A—Second Tranche and Series A—Third Tranche rights are considered to be mutual options as neither the purchasers nor the Company have a commitment or obligation to purchase or sell additional shares. As such, these rights are not accounted for separately. In connection with the Company’s Series B Equity Financing the Company’s Board of Directors and investors terminated the ability to complete the Series A—Third Tranche.

Series B Equity Financing

The Company entered into a Series B preferred stock purchase agreement with certain investors in September 2017 and October 20, 2017, and upon approval by the Company’s Board of Directors, the Company completed a Series B convertible preferred stock financing (Series B) at a price per share of $10.76. The net cash proceeds totaled $95.8 million and 8,919,302 shares of Series B convertible preferred stock were issued. Issuance costs totaled $0.2 million and were recorded as a reduction of the proceeds.

Series C Equity Financing

The Company entered into a Series C preferred stock purchase agreement (“Series C Preferred Stock Purchase Agreement”), with certain investors in June 2018, and upon approval by the Company’s Board of Directors, the Company completed a Series C convertible preferred stock financing (“Series C”) at a price per share of $13.04. The net cash proceeds totaled $8.9 million and 690,128 shares of Series C convertible preferred stock were issued. Issuance costs totaled $0.1 million and were recorded as a reduction of the proceeds. In July 2018, the Company sold an additional 153,360 shares of Series C convertible preferred stock at a price of $13.04 per share for net cash proceeds of $2.0 million. In August 2018, in conjunction with the Collaboration Agreement entered into with bluebird, the Company sold bluebird 768,115 shares of Series C convertible preferred stock at a price of $13.04 per share for gross proceeds of $10.0 million.

The preferred stock has various features, including convertibility and non-cumulative dividends. The Company determined that none of the features required bifurcation from the underlying shares, either because they are clearly and closely related to the underlying shares or because they do not meet the definition of a derivative. The Series A and Series B convertible preferred stock are considered permanent equity and have not been accreted up to their redemption value. The Second and Third Tranche rights are considered to be mutual options as neither the purchasers nor the Company have a commitment or obligation to purchase or sell additional shares. As such, these rights are not accounted for separately. Moreover, in any such redemption (i.e. deemed liquidation) all equity holders (common and preferred) will receive the same form of consideration. The preferred stockholders cannot contractually redeem their shares, or redeem their shares through separate negotiation, without the Company’s common stockholders being able to also redeem their shares for the same form of consideration.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

At December 31, 2017, convertible preferred stock consisted of the following (in thousands, except share and per share amounts):

	Shares Authorized	Shares Issued and Outstanding	Issuance Price Per Share	Carrying Value	Liquidation Preference
Series B	64,102,551	8,919,302	$10.76	$95,798	$96,008
Series A—First Tranche	61,260,000	3,699,259	$6.90	25,425	25,525
Series A—Second Tranche	—	5,178,968	$6.90	35,714	35,735
Total convertible preferred stock	125,362,551	17,797,529		$156,937	$157,268

At December 31, 2018, there were 10,000,000 shares of convertible preferred stock authorized and no shares were outstanding.

Prior to the conversion of the convertible preferred stock upon closing of the IPO, the rights, preferences, and privileges of the convertible preferred stock were as follows:

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

Dividends Rights

The holders of Series A, Series B, and Series C convertible preferred stock are entitled to receive dividends, from any assets legally available, prior and in preference to any declaration or payment of any dividend to the common stockholders, at the rate of 8% of the original issue price (as determined on a per annum basis and on an as-converted basis). Such dividends are payable if and when declared by the Board of Directors and are not cumulative. After payment of such dividends, any additional dividends shall be distributed among the holders of the Series A, Series B, and Series C convertible preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such preferred stock into common stock). As of December 31, 2018 and 2017, no such dividends had been declared or accrued.

Liquidation Rights

In the event of any liquidation, dissolution, or winding up of the Company, whether voluntary or involuntary (Liquidation Event), the holders of Series C convertible preferred stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Series A and B convertible preferred stock, $13.04 per share (as adjusted for any stock splits, combinations, reorganizations, or similar transactions, plus any declared and unpaid dividends). The holders of Series B convertible preferred stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of the Series A convertible preferred stock, $10.76 per share (as adjusted for any stock splits, combinations, reorganizations, or similar transactions, plus any declared and unpaid dividends). After payment of the above, the holders of Series A convertible preferred stock are entitled to receive, prior and in preference to any distribution of any of the assets of the Company to the holders of common stock, $6.90 per share (as adjusted for any stock splits, combinations, reorganizations, or similar transactions, plus any declared and unpaid dividends).

If, upon the occurrence of such an event, the proceeds to be distributed are insufficient to permit the payment to such holders of the full preferential amounts, then the entire amount legally available for distribution shall be distributed among the holders of the Series A, Series B, and Series C preferred stock in proportion to the full preferential amount that each such holder is otherwise entitled to receive had such proceeds been available.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

After liquidation preference payments have been made to the holders of the convertible preferred stock as described above, all of the remaining assets and funds of the Company are to be distributed ratably among the holders of the preferred and common stock, as if the preferred stock had been converted to common stock. However, Series C holders are limited to the greater of (1) $65.21 per share (as adjusted for any stock splits, combinations, reorganizations or similar transactions) and (2) the amount the holder would have received if all shares of Series C convertible preferred stock had been converted to common stock prior to such liquidation, dissolution, or winding up of the Company. Series B preferred stockholders are limited to the greater of (1) $53.82 per share (as adjusted for any stock splits, combinations, reorganizations or similar transactions) and (2) the amount the holder would have received if all shares of Series B convertible preferred stock had been converted to common stock prior to such liquidation, dissolution, or winding up of the Company. Series A holders are limited to the greater of (1) $34.50 per share (as adjusted for any stock splits, combinations, reorganizations or similar transactions) and (2) the amount the holder would have received if all shares of Series A convertible preferred stock had been converted to common stock prior to such liquidation, dissolution, or winding up of the Company.

Voting Rights

Except as otherwise required by law, the holders of common and Series A, Series B, and Series C convertible preferred stock vote together as a single class. The holders of the convertible preferred stock are entitled to the number of votes equal to the number of shares of common stock into which the convertible preferred stock could be converted on the record date for the vote, or upon the written consent of the stockholders.

The holders of the Series A convertible preferred stock are entitled to elect three directors of the Company, the holders of the Series B convertible preferred stock are entitled to elect one director of the Company, and the holders of common stock shall be entitled to elect one director of the Company.

Conversion Rights

Each share of Series A, Series B and Series C convertible preferred stock, at the option of the holder and at any time after the date of issuance, is convertible into the number of shares of common stock determined by dividing the respective original issue price by the conversion price (the Conversion Price). The Company’s Series A, Series B, and Series C Conversion Prices were $6.90, $10.76, and $13.04, respectively, and were subject to certain future adjustments.

As part of the Company’s Series C convertible preferred stock financing, the Company’s certificate of incorporation was amended to reduce the public offering automatic conversion price for the Series A and B convertible preferred stock from $21.53 to $15.66 per share. The Company accounted for this as a modification of an instrument akin to equity that resulted in no incremental fair value being attributed to the Series A and Series B convertible preferred stock.

In October 2018, upon closing of the IPO, all outstanding shares of convertible preferred stock converted into 19,409,132 shares of common stock. Per the terms of the Convertible Preferred Stock Agreement, the shares of outstanding convertible preferred stock converted at the election of the holders of at least a majority of the then outstanding shares of convertible preferred stock, voting together as a single class and on an as-converted to common stock basis.

Common Stock

The Company is authorized to issue 300,000,000 shares of common stock. Holders of common stock are generally entitled to one vote per share on all matters to be voted upon by the stockholders of the Company.

Subject to the preferences that may be applicable to any outstanding shares of preferred stock, the holders of common stock are entitled to receive ratably such dividends, if any, as may be declared by the Board of Directors. No dividends have been declared to date.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

10.	Stock-Based Compensation

Award Incentive Plans

In August 2015, the Board of Directors approved the 2015 Equity Incentive Plan (“2015 Plan”). The Company permitted early exercise of certain stock options prior to vesting to certain directors, officers, and employees. Any shares issued pursuant to unvested options are restricted and subject to repurchase by the Company until the conditions for vesting are met. The amounts paid for shares purchased under an early exercise of stock options and subject to repurchase by the Company are reported as a liability, then in stockholders’ equity once those shares vest. Upon termination of employment of an option holder, the Company has the right to repurchase, at the original purchase price, any unvested options. The shares issued pursuant to unvested options have not been included in shares issued and outstanding on the balance sheet and statement of stockholders’ equity as such shares are not considered outstanding for accounting purposes. As of December 31, 2018 and 2017, the Company recorded $0.08 million and $0.2 million, respectively, as short- term and long-term liabilities associated with shares issued subject to repurchase rights.

Prior to the Company’s IPO, the grant date fair value of the Company’s common stock was determined by the Company’s Board of Directors with the assistance of management and an independent third-party valuation specialist. The grant date fair value of the Company’s common stock was determined using valuation methodologies which utilizes certain assumptions including probability weighting of events, volatility, time to liquidation, a risk-free interest rate and an assumption for a discount for lack of marketability (Level 3 inputs). In determining the fair value of the Company’s common stock, the methodologies used to estimate the enterprise value of the Company were performed using methodologies, approaches, and assumptions consistent with the American Institute of Certified Public Accountants Accounting and Valuation Guide, Valuation of Privately-Held-Company Equity Securities Issued as Compensation (“AICPA Accounting and Valuation Guide”). For stock awards granted during 2016 and 2017, deemed fair values of $2.21 and $3.17 per common share were used in calculating stock-based compensation expense, as determined by management using hindsight.

Subsequent to the Company’s IPO, the grant date fair value of each share of common stock underlying stock option awards is based on the closing price of our common stock as reported by the Nasdaq Select Global Market on the date of grant of the award.

In February 2018, the Company’s Board of Directors approved a 507,246 share increase in the number of shares to be reserved under the Company’s 2015 Equity Incentive Plan. In connection with the Company’s IPO and the effectiveness of the 2018 Award Incentive Plan (“2018 Plan”), the 2015 Plan terminated and no further awards will be granted under the 2015 Plan. The 92,815 shares of common stock shares that were then unissued and available for future issuance under the 2015 Plan became available under the 2018 Plan. The 2015 Plan will continue to govern all outstanding awards by their existing terms.

In September 2018, the Company’s Board of Directors approved the 2018 Plan. Under the 2018 Plan, the Company may grant stock options, stock appreciation rights, restricted stock, restricted stock units and other certain awards to individuals who are employees, officers, directors or consultants of the Company. A total of 2,690,000 shares of our common stock are initially reserved for issuance pursuant to a variety of stock-based compensation awards, including stock options, stock appreciation rights, or SARs, restricted stock awards, restricted stock unit awards and other stock-based awards, plus the number of shares remaining available for future awards under the 2015 Plan, as of the effective date of the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 4% of the total number of shares of our stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2018 Plan is 45,000,000.

The Company’s Board of Directors has the authority to determine to whom options will be granted, the number of shares, the term, and the exercise price. If an individual owns stock representing 10% or more of the outstanding shares, the price of each share shall be at least 110% of the fair market value, as determined by the board of directors. Options granted have a term of up to 10 years and generally vest over a 4-year period with a straight-line vesting.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

2018 Employee Stock Purchase Plan

In September 2018, the Company’s Board of Directors approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). A total of 282,334 shares were initially reserved for issuance under the 2018 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2018 ESPP will increase automatically each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (1) 1% of the shares of common stock outstanding on December 31 of the preceding calendar year or (2) such lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued under the 2018 ESPP is 5,000,000. Our initial purchase period commences in 2019.

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2018	2017	2016
Expected dividend yield	—	—	—
Expected term	6.04 years	6.04 years	6.05 years
Risk-free interest rate	2.80%	1.97%	1.43%
Expected volatility	88%	94%	103%

Management’s calculations are based on a grant date valuation approach. Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $6.59, $2.00, and $2.19 per share during the years ended December 31, 2018, 2017, and 2016, respectively.

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

	Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2016	1,148,227	509,189	$0.41	9.63	$178
Authorized	362,318	—	$—
Granted	(900,257)	900,257	$1.13
Exercised		(41,665)	$0.35
Cancelled	15,941	(15,941)	$0.46
Balance at December 31, 2017	626,229	1,351,840	$0.89	9.13	$3,087
Authorized	3,197,246
Granted	(1,344,973)	1,344,973	$8.92
Exercised		(80,463)	$0.58
Cancelled	186,491	(186,491)	$1.31
Repurchased	30,117		$0.35
Balance at December 31, 2018	2,695,110	2,429,859	$5.31	8.86	$25,646
Vested and exercisable – December 31, 2018		582,436	$1.24	8.12	$8,274
Vested and expected to vest – December 31, 2018		2,521,869	$4.75	8.69	$27,896

For the years ended December 31, 2018, 2017, and 2016, the total intrinsic value of stock option awards exercised was $0.75 million, $0.08 million, and $1.3 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

As of December 31, 2018, $8.9 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 3.18 years. The total fair value of shares vested during the year ended December 31, 2018 was $1.8 million.

Stock-based compensation expense and awards granted to non-employees was insignificant for the years ended December 31, 2018, December 31, 2017, and December 31, 2016.

Stock-Based Compensation Expense

Total stock-based compensation for all options granted to employees and consultants, before taxes is as follows (in thousands):

	Year Ended December 31,
	2018	2017	2016
Research and development expenses	$2,081	$888	$385
General and administrative expenses	914	238	212
Total	$2,995	$1,126	$597

11.	Income Taxes

The reconciliation of the statutory federal income tax rate to the Company’s effective tax rate is as follows:

	Year Ended December 31,
	2018	2017	2016
Statutory federal income tax rate	21.0%	34.0%	34.0%
State tax, net of federal benefit	4.3	2.2	3.3
Permanent differences	(1.0)	(2.3)	(0.8)
Effective change in enacted tax rate	—	(17.3)	—
Research and development tax credits	4.4	4.1	0.8
Other	(0.2)	—	—
Change in valuation allowance	(28.5)	(20.7)	(37.3)
Effective income tax rate	—%	—%	—%

The Company uses the liability method of accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and the tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company assesses the likelihood that the resulting deferred tax assets will be realized. A valuation allowance is provided when it is more likely than not that some portion or all of a deferred tax asset will not be realized.

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2018 and 2017. The valuation allowance increased by $18.4 million during 2018 and increased by $8.5 million during 2017.

The U.S. Tax Cuts and Jobs Act (“Tax Act”) was enacted on December 22, 2017 and introduces significant changes to U.S. income tax law, including the remeasurement of deferred taxes. Effective in 2018, the Tax Act reduces the U.S. federal statutory corporate tax rate from 35% to 21% for years after 2017. The Company remeasured its deferred taxes as of December 31, 2017 to reflect the reduced U.S. tax rate of the Tax Act and recognized a reduction to the deferred tax assets of $7.1 million, which was off-set by a corresponding reduction in the valuation allowance. The Act did not have a material impact on the Company's financial statements as of December 31, 2018.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

In December 2017, the SEC staff issued Staff Accounting Bulletin No. 118, Income Tax Accounting Implications of the Tax Cuts and Jobs Act (“SAB 118”) to address the application of GAAP in situations when a registrant does not have the necessary information available, prepared, or analyzed (including computations) in reasonable detail to complete the accounting for certain income tax effects of the Tax Act. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes at December 31, 2017. The Company completed its review in December 2018 with no material adjustments to the provisional amount previously recorded.

The components of the net deferred tax assets/liabilities are as follows (in thousands):

	December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$27,311	$12,251
Research and development tax credits	4,503	1,990
Lease financing obligation	2,658	2,490
Accruals and other	1,387	1,124
Amortization	1,726	1,222
Deferred tax liabilities:
Other depreciation	(655)	(536)
Leased building depreciation	(2,446)	(2,475)
Total net deferred tax assets	34,484	16,066
Less valuation allowance	(34,484)	(16,066)
Deferred tax assets, net of allowance	$—	$—

At December 31, 2018, the Company’s federal and state income tax net operating loss carryforwards were approximately $109.8 million and $65.7 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards will begin to expire in 2035 and the state tax loss carryforwards will begin to expire in 2035. Under the Tax Act, federal net operating losses incurred in 2018 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. In addition, the Company has federal and certain California and Massachusetts research and development income tax credit carryforwards of $4.1 million, $2.3 million and $0.7 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2035. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. The Massachusetts research and development income tax credit carryforwards will begin to expire in 2032.

The net operating loss (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years. The Company completed an analysis through December 31, 2018 under IRC Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. In connection with the Company’s IPO which closed in October 2018, the Company did experience an ownership change pursuant to Section 382. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2018	2017	2016
Beginning of year—unrecognized tax benefits	$1,089	$230	$7
Decrease for tax positions taken during prior periods	(453)	(47)	—
Increases for tax positions taken during current period	1,441	906	223
End of year—unrecognized tax benefits	$2,077	$1,089	$230

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States, various states and foreign tax jurisdictions in which the Company files tax returns.

12.	Net Loss Per Common Share

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net loss	$(64,775)	$(41,377)	$(18,750)
Denominator:
Weighted-average common shares outstanding, basic and diluted	8,919,281	1,999,044	1,672,545
Net loss per share, basic and diluted	$(7.26)	$(20.70)	$(11.21)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2018	2017	2016
Convertible preferred stock	—	17,797,529	8,878,227
Options issued and outstanding	2,429,859	1,351,840	509,189
Early exercised common stock subject to future vesting	226,967	539,289	838,359
Warrants to purchase common stock	—	40,257	40,257
Total	2,656,826	19,728,915	10,266,032

13.	Related-Party Transactions

During the year ended December 31, 2018, the Company issued 333,333 shares of common stock for total net proceeds of $5.0 million to certain stockholders considered to be related parties. During the year ended December 31, 2017, the Company issued 2,560,342 additional shares of Series B convertible preferred stock for total proceeds of $27.6 million to these related parties. During the year ended December 31, 2016, the Company issued 4,236,261 shares of Series A convertible preferred stock for total proceeds of $29.2 million to certain stockholders, a member of the Company’s Board of Directors and immediate family members of certain executive officers of the Company, that are in each case considered to be related parties.

14.	Defined Contribution Plan

The Company began sponsoring a 401(k) Plan in 2017 which provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 50% of the first 4% of each employee’s contribution. During the year ended December 31, 2018 and 2017, expenses recognized for the 401(k) Plan were insignificant.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2018

15.	Subsequent Event

On January 31, 2019, the Company entered into a new operating lease effective as of January 28, 2019, for approximately 34,469 square feet of office and laboratory space located in Emeryville, California for the Company’s new principal executive offices. The new lease provides for annual base rent of approximately $1.7 million, which increases on a yearly basis up to approximately $2.6 million for the final 12 months of the initial Lease Term. In connection with the new lease agreement, the Company also entered into a Lease Termination Agreement to early terminate the Company’s existing lease, dated November 23, 2015, for its current premises. The current lease will terminate effective no later than 60 days after the rent commencement date under the new lease.

16.	Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2018 and 2017 and has been prepared in accordance with GAAP for interim financial reporting (in thousands, except per share amounts):

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Collaboration revenue	$1,091	$96	$—	$—
Loss from operations	$(18,027)	$(18,614)	$(15,504)	$(13,439)
Net loss	$(17,338)	$(18,588)	$(15,473)	$(13,376)
Net loss per share, basic and diluted	$0.61	$(7.60)	$(6.57)	$(6.03)

	Quarter Ended
	December 31, 2017	September 30, 2017	June 30, 2017	March 31, 2017
Collaboration revenue	$—	$—	$—	$—
Loss from operations	$(17,580)	$(9,488)	$(7,851)	$(6,844)
Net loss	$(17,368)	$(9,451)	$(7,790)	$(6,768)
Net loss per share, basic and diluted	$(8.18)	$(4.59)	$(3.95)	$(3.68)

124

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2018, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2018, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting or an attestation report of our independent registered public accounting firm due to a transition period established by the rules of the SEC for newly public companies.

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2019 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2018, and is incorporated herein by reference.

Item 11. Executive Compensation.

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

Information required by this item will be contained in the Proxy Statement and is incorporated herein by reference.

PART IV

Item 15. Exhibits, Financial Statement Schedules.

(a)	The following documents are filed as part of this report:
1.	Financial Statements

See Index to Financial Statements in Part II Item 8 of this Annual Report on Form 10-K.

2.	Financial Statement Schedules

All schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.	Exhibits

The documents listed in the Exhibit Index are incorporated by reference or are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith

		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

10.1(a)†	License Agreement, dated as of October 16, 2017, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of July 20, 2018, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.2(a)#	2018 Incentive Award Plan.	S-8	10/02/18	99.2	(A)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(d)

10.3#	Employment Agreement by and between Gritstone Oncology, Inc. and Andrew Allen, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.9

10.4#	Employment Agreement by and between Gritstone Oncology, Inc. and Matthew Hawryluk, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.10

10.5#	Employment Agreement by and between Gritstone Oncology, Inc. and Karin Jooss, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.11

10.6#	Employment Agreement by and between Gritstone Oncology, Inc. and Raphaël Rousseau, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.12

10.7#	Employment Agreement by and between Gritstone Oncology, Inc. and Roman Yelensky, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.13

10.8#	Employment Agreement by and between Gritstone Oncology, Inc. and Jean-Marc Bellemin, effective as of September 27, 2018.	S-1/A	09/17/18	10.14

10.9(a)#	Employment Agreement by and between Gritstone Oncology, Inc. and Jayant Aphale, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.15
10.9(b)#	Transition and Separation Agreement by and between Gritstone Oncology, Inc. and Jayant Aphale, Ph D., effective as of December 7, 2018				X
10.10#	Employment Agreement by and between Gritstone Oncology, Inc. and Erin Jones, effective as of September 27, 2018.	S-1/A	09/17/18	10.16

10.11#	Non-Employee Director Compensation Program.	S-1/A	09/17/18	10.17

10.12#	2018 Employee Stock Purchase Plan.	S-8	10/02/18	99.3

10.13	Lease, dated as of November 11, 2015, by and between Gritstone Oncology, Inc. and Emery Station Joint Venture, LLC.	S-1	08/23/18	10.3
10.14	Lease, dated as of February 11, 2016, by and between Gritstone Oncology, Inc. and BMR-Sidney Research Campus LLC.	S-1	08/23/18	10.4
10.15	Office Building Net Lease, dated as of March 24, 2017, by and between Gritstone Oncology, Inc. and Hacienda Portfolio Venture, LLC.	S-1	08/23/18	10.5
10.16	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and Emery Station West, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.1

10.17	Lease Termination Agreement, by and between Gritstone Oncology, Inc. and Emery Station Joint Venture, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.2

10.18	Amended and Restated Investors’ Rights Agreement dated as of June 29, 2018, by and among Gritstone Oncology, Inc. and the investors listed therein.	S-1	08/23/18	10.2
10.19	Form of Indemnification Agreement.	S-1/A	09/17/18	10.18
23.1	Consent of Independent Registered Public Accounting Firm				X
31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

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

*

The certification attached as Exhibit 32.1 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Gritstone Oncology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GRITSTONE ONCOLOGY, INC.

Date: March 28, 2019	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Allen	President and Chief Executive Officer (Principal Executive Officer)	March 28, 2019
Andrew Allen, M.D., Ph.D.

/s/ Jean-Marc Bellemin	Chief Financial Officer (Principal Financial Officer)	March 28, 2019
Jean-Marc Bellemin

/s/ Richard Heyman	Director	March 28, 2019
Richard A. Heyman, Ph.D.

/s/ Judith Li	Director	March 28, 2019
Judith J. Li

/s/ Steve Krognes	Director	March 28, 2019
Steve Krognes

/s/ Nicholas Simon	Director	March 28, 2019
Nicholas Simon

/s/ Peter Svennilson	Director	March 28, 2019
Peter Svennilson

/s/ Tom Woiwode	Director	March 28, 2019
Tom Woiwode