Form 10-K/A
period 2018-12-31
Gritstone Oncology, Inc.
filed 2019-04-19
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

(510) 871-6100

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

Explanatory Note

This Amendment No. 1 on Form 10-K/A (this “Amendment”) amends the Annual Report on Form 10-K of Gritstone Oncology, Inc. (the “Company,” “Gritstone,” “we,” “us” or “our”) for the year ended December 31, 2018, originally filed with the U.S. Securities and Exchange Commission (“SEC”) on March 28, 2018 (the “Original Filing”).

This Amendment is being filed for the purpose of providing the information required by Items 10 through 14 of Part III of the Annual Report on Form 10-K. This information was previously omitted from the Original Filing in reliance on General Instruction G(3) to the Annual Report on Form 10-K, which permits the above-referenced Items to be incorporated in the Annual Report on Form 10-K by reference from a definitive proxy statement, if such definitive proxy statement is filed no later than 120 days after December 31, 2018.

In accordance with Rule 12b-15 under the Securities Exchange Act of 1934, as amended (the “Exchange Act”), the cover page to the Original Filing and Items 10 through 14 of Part III of the Original Filing are hereby amended and restated in their entirety. In addition, pursuant to Rule 12b-15 under the Exchange Act, Gritstone is including Item 15 of Part IV, solely to file the certifications required under Section 302 of the Sarbanes-Oxley Act of 2002 with this Amendment. Because no financial statements have been included in this Amendment and this Amendment does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4, and 5 of the certifications have been omitted.

Except as described above, no other changes have been made to the Original Filing. Except as otherwise indicated herein, this Amendment continues to speak as of the date of the Original Filing, and Gritstone has not updated the disclosures contained therein to reflect any events that occurred subsequent to the date of the Original Filing.

SIGNATURES

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors

Our board of directors is divided into three classes. Each class consists, as nearly as possible, of one-third of the total number of directors, and each class has a staggered, three-year term. Unless the board of directors determines that vacancies (including vacancies created by increases in the number of directors) shall be filled by the stockholders, and except as otherwise provided by law, vacancies on the board of directors may be filled only by the affirmative vote of a majority of the remaining directors. A director elected by the board of directors to fill a vacancy (including a vacancy created by an increase in the number of directors) shall serve for the remainder of the full term of the class of directors in which the vacancy occurred and until such director’s successor is elected and qualified.

The board of directors currently consists of seven seated directors, divided into the three following classes:

•	Class I directors: Andrew Allen, M.D., Ph.D. and Judith Li, whose current terms will expire at the annual meeting of stockholders to be held in 2019;

•	Class II directors: Richard Heyman, Ph.D., Thomas Woiwode, Ph.D., and Nicholas Simon, whose current terms will expire at the annual meeting of stockholders to be held in 2020; and

•	Class III directors: Steve Krognes and Peter Svennilson, whose current terms will expire at the annual meeting of stockholders to be held in 2021.

At each annual meeting of stockholders, the successors to directors whose terms will then expire will be elected to serve from the time of election and qualification until the third subsequent annual meeting of stockholders.

The following table sets forth for our current directors, information with respect to their ages as of March 31, 2019 and position/office held within the Company:

Name	Age	Position/Office Held With the Company	Director Since
Class I Directors whose terms expire at the 2019 Annual Meeting of Stockholders
Andrew Allen, M.D., Ph.D.	52	President, Chief Executive Officer and Director	2015
Judith Li(1)	35	Director	2017
Class II Directors whose terms expire at the 2020 Annual Meeting of Stockholders
Richard Heyman, Ph.D.(1)(2)	61	Director	2015
Thomas Woiwode, Ph.D.(1)(2)	47	Director	2015
Nicholas Simon(3)	64	Director	2015
Class III Directors whose terms expire at the 2021 Annual Meeting of Stockholders
Steve Krognes(2)(3)	50	Director	2018
Peter Svennilson(3)	57	Director	2015

(1)	Member of the nominating and corporate governance committee.
(2)	Member of the compensation committee.
(3)	Member of the audit committee.

Set forth below is biographical information for our current directors. The following includes certain information regarding our directors’ individual experience, qualifications, attributes and skills that led the board of directors to conclude that they should serve as directors.

Andrew Allen, M.D., Ph.D. co-founded Gritstone Oncology, Inc. and has served as our President and Chief Executive Officer and a member of our board of directors since September 2015. Prior to Gritstone, in April 2009, Dr. Allen co-founded Clovis Oncology, Inc., a public pharmaceutical development company, and served as its executive vice president of clinical and preclinical development and chief medical officer from April 2009 to July 2015. Prior to that, he was chief medical officer at Pharmion Corporation from 2006 to 2008. Previously, Dr. Allen served in clinical development leadership roles at Chiron Corporation and Abbott Laboratories, and worked at McKinsey & Company, where he advised life science companies on strategic issues. He currently serves on the board of directors of Epizyme, Inc., a publicly traded biopharmaceutical company, Sierra Oncology, Inc., a public biopharmaceutical company, TCR2 Therapeutics Inc, a public biopharmaceutical company, and Revitope Inc., a privately-held biotechnology company. Dr. Allen previously served on the board of directors of Cell Design Labs, a private biotechnology company, from November 2015 until its acquisition by Gilead Sciences, Inc. in December 2017. Dr. Allen qualified in medicine at Oxford University and received a Ph.D. in immunology from Imperial College of Science, Technology and Medicine in London. We believe Dr. Allen is qualified to serve on our board of directors due to his educational experience and his experience as a senior executive of biotechnology and pharmaceutical companies, including his service as our chief executive officer.

Richard Heyman, Ph.D. has served as a member of our board of directors since November 2015. Dr. Heyman is executive chairman and co-founder of Metacrine, Inc., a biotechnology company developing new therapeutics for the treatment of liver and gastrointestinal diseases. He also is the co-founder and chairman of ORIC Pharmaceuticals, which is developing drugs to overcome resistance in cancer. Previously, Dr. Heyman served as president and chief executive officer of Seragon Pharmaceuticals Inc., or Seragon, a privately-held biotechnology company, which was acquired by Genentech in 2014. Prior to Seragon, he co-founded and served as president and chief executive officer of Aragon Pharmaceuticals, Inc., or Aragon, until it was purchased by Johnson & Johnson in 2013. He has been involved in the discovery and development of multiple therapeutic agents approved by the FDA, including the recently approved prostate cancer drug, Erleada. Dr. Heyman is a venture partner for Arch Ventures and serves on the Board of Directors for Ymanity Therapeutics and Vividion Therapeutics. He is Vice Chair of the Board of Trustees at the Salk Institute, on the Board Foundation for the American Association for Cancer Research, or AACR, and on the executive committee at the University of California at San Diego Moores Cancer Center. He has won numerous awards including Ernst and Young San Diego Regional Entrepreneur of the Year and the Endocrine Society Outstanding Innovation Award. Dr. Heyman received a B.S. in chemistry from the University of Connecticut and a Ph.D. in pharmacology from the University of Minnesota. He was an NIH post-doctoral fellow and staff scientist at the Salk Institute. We believe that Dr. Heyman is qualified to serve on our board of directors due to his educational background and his experience as a board member and senior executive of biotechnology and pharmaceutical companies.

Steve Krognes has served as a member of our board of directors since July 2018. Mr. Krognes has served as chief financial officer of Denali Therapeutics Inc., or Denali, since October 2015. Mr. Krognes joined Denali from Genentech, where he served as chief financial officer and a member of the executive committee from April 2009 to September 2015. Mr. Krognes also oversaw Genentech’s site services organization between 2011 and 2015, and Genentech’s information technology organization between 2009 and 2011. He chaired the Genentech Access to Care Foundation between 2009 and 2015. From January 2004 to April 2009, Mr. Krognes served as head of mergers and acquisitions and a member of the finance executive committee at Roche, a Swiss biotechnology company. From July 2002 to December 2003, Mr. Krognes served as director of mergers and acquisitions at Danske Bank based in Norway. From April 2000 to June 2002, he was a venture capitalist with Pylonia Ventures, a Swedish venture investments company. Prior to that, Mr. Krognes worked as a consultant at McKinsey & Company and an investment banker at Goldman Sachs, based in London and Boston. Mr. Krognes currently serves as a member of the boards of directors of Corvus Pharmaceuticals, a publicly traded biopharmaceutical company, and RLS Global AB, a Swedish life sciences company. Mr. Krognes served as a board member of the California Life Sciences Association between 2010 and 2015, and the California Academy of Sciences, a private scientific and educational institution, between 2014 and 2018. He received his M.B.A. from Harvard Business School and his B.S. in economics from the Wharton School of the University of Pennsylvania. We believe Mr. Krognes is qualified to serve on our board of directors due to his experience as a board member and senior executive of biotechnology and pharmaceutical companies.

Judith Li has served as a member of our board of directors since September 2017. Ms. Li has served as a partner at Lilly Asia Ventures, or LAV, which is based in Hong Kong and Shanghai and focuses on early and growth stage investments across biopharmaceuticals, medical devices, and diagnostics both domestically and cross-border, since 2013. Judith currently holds board appointments at a variety of LAV’s private portfolio companies, including Just Biotherapeutics, Inc., Veritas Genetics Inc., and Nextcure, Inc. From April 2014 to October 2017, she served on the board of Crown BioScience Inc., a biotechnology company which was publicly listed on the Taiwan

Stock Exchange until it was acquired in December 2017. Currently, Ms. Li serves on the board of directors of Inhibrx, Inc. a public biopharmaceutical company. Previously, Ms. Li served as a senior business analyst at McKinsey & Company, worked in hospital administration at Partners Healthcare, and co-founded an interventional nephrology medical device venture. Judith holds a B.A. in biology from Harvard and an M.B.A. from Harvard Business School. We believe that Ms. Li is qualified to serve on our board of directors due to her experience as a board member of biotechnology and pharmaceutical companies, and her experience as an investor in new life sciences companies.

Nicholas Simon has served as a member of our board of directors since September 2015. Mr. Simon is a Senior Managing Director in the Blackstone Life Sciences group, having joined Blackstone as part of its acquisition of Clarus Ventures, LLC, or Clarus, in December of 2018. Prior to joining Blackstone, Mr. Simon was co-founder and Managing Director of Clarus, a venture capital firm focused on life sciences companies, since the firm’s inception in 2005. Prior to Clarus, Mr. Simon was a general partner at MPM Capital, Inc., a healthcare venture capital firm. He has more than 20 years of operating and investment experience in the biopharmaceutical industry including serving as vice president of business and corporate development at Genentech from 1989 to 2000. In addition to Gritstone, Mr. Simon is currently a member of the board of directors of Nuvelution Pharma, Inc., a public pharmaceutical company, and of Lycera Corp., a private pharmaceutical company, as well as chairman of the board of Sientra, Inc., a public medical aesthetics company. He has also been a member of the board of directors of numerous private and public life sciences companies including Achillion Pharmaceuticals, Inc., Avanir Pharmaceuticals, Inc., Barrier Therapeutics, Inc., Biovitrum AB, CoTherix, Inc., InterMune, Inc., Pearl Therapeutics Inc., QuatRx Pharmaceuticals Co., Rigel Pharmaceuticals, Inc., and Sangstat Medical Corporation. Mr. Simon is also a trustee at the Gladstone Institute, a private not-for-profit research institute affiliated with the University of California, San Francisco. Mr. Simon received a B.S. in microbiology from the University of Maryland and an M.B.A. from Loyola University. We believe that Mr. Simon is qualified to serve on our board of directors due to his experience as a board member of biotechnology and pharmaceutical companies, and his experience as an investor in new life sciences companies.

Peter Svennilson has served as a member of our board of directors since September 2015. In February 2007, Mr. Svennilson founded The Column Group, LP, or The Column Group, a San Francisco-based biotechnology venture capital firm, and currently serves as its managing partner. Mr. Svennilson also currently serves as a member of the board of two other public companies, NGM Biopharmaceuticals, Inc. and Constellation Pharmaceuticals. In addition, Mr. Svennilson serves on the board of ORIC Pharmaceuticals, Inc., a private biotechnology company. Previously, he served as chairman of the board of Seragon from January 2008 until it was acquired by Genentech in August 2014. He was the chairman of the board of Aragon from May 2009 until it was acquired by Johnson & Johnson in August 2013. Mr. Svennilson was also a board member of Ribon Therapeutics, Inc., a private biotechnology company from 2017 to 2019, Immune Design Corp., from 2014 until 2018, and PTC Therapeutics, Inc. from 2012 until 2014. Prior to founding The Column Group, he founded Three Crowns Capital, where he served as its managing partner from June 1996 to February 2007. From 1996 to 2006, Mr. Svennilson served as a board member of multiple biotechnology companies, including Rosetta Inpharmatics LLC, ChemoCentryx, Inc. and Somalogic, Inc. Prior to founding Three Crowns Capital, from 1987 to 1993 he was the associate managing director in charge of European Investment Banking Origination at Nomura Securities in London. Mr. Svennilson is currently a trustee for the Institute for Advanced Study in Princeton, New Jersey. Mr. Svennilson received an M.B.A. from the Stockholm School of Economics and Finance. We believe that Mr. Svennilson is qualified to serve on our board of directors due to his experience in the venture capital industry and in serving as a director of other public life science companies.

Thomas Woiwode, Ph.D. has served as a member of our board of directors since September 2015. Dr. Woiwode has been with Versant Venture Management, LLC, or Versant Ventures, a healthcare investment firm, since 2002 in various capacities, serving as a managing director since July 2014 and previously as a venture partner from June 2011 to July 2014. He has also served in a number of operating roles over this time, most recently as the chief operating officer of Okairos AG, or Okairos, a biopharmaceutical company developing genetic vaccines for major infectious diseases, from April 2011 until May 2013. Prior to Okairos, Dr. Woiwode co-founded EuroVentures, a wholly owned biotechnology incubator within Versant Ventures, and in this role, served as the founding chief business officer for three biotechnology companies created within Versant Ventures. Before joining Versant Ventures, Dr. Woiwode also served as a research scientist at XenoPort, Inc. Dr. Woiwode currently serves on the board of directors of CRISPR Therapeutics AG and Adverum Biotechnologies, Inc., and served on the board of directors of Audentes Therapeutics, Inc. from July 2013 to July 2017. Dr. Woiwode also serves on the board of directors of several private companies. Dr. Woiwode holds a B.A. in English and a B.S. in Chemistry from the University of California, Berkeley and a Ph.D. in Organic Chemistry as an NSF Fellow from Stanford University. We believe that Dr. Woiwode is qualified to serve on our board of directors due to his educational background, his experience as a board member and senior executive of biotechnology and pharmaceutical companies, and his experience as an investor in new life sciences companies.

Executive Officers

The executive officers of Gritstone are set forth below with their ages as of March 31, 2019:

Name	Age	Position(s)
Andrew Allen, M.D., Ph.D.	52	President, Chief Executive Officer and Director
Jean-Marc Bellemin	46	Executive Vice President, Chief Financial Officer
Matthew Hawryluk, Ph.D.	41	Executive Vice President, Chief Business Officer
Erin Jones	47	Executive Vice President, Global Head of Regulatory Affairs and Quality Assurance
Karin Jooss, Ph.D.	54	Executive Vice President of Research, Chief Scientific Officer
Raphaël Rousseau, M.D., Ph.D.	50	Executive Vice President, Chief Medical Officer
Roman Yelensky, Ph.D.	40	Executive Vice President, Chief Technology Officer

Executive Officers

The following biographical information is furnished with regard to our executive officers (except for Dr. Allen, whose biographical information appears above under “Directors”) as of March 31, 2019:

Jean-Marc Bellemin has served as our Executive Vice President of Finance and Chief Financial Officer since January 2018. Prior to Gritstone, from January 2008 to December 2017, Mr. Bellemin served as senior vice president, market access, business solutions and services of Actelion Pharmaceuticals US Inc., or Actelion, a biotechnology company, until Actelion was acquired by Johnson & Johnson in 2017. Prior to Actelion, Mr. Bellemin held several financial leadership roles at Guerbet Group. Mr. Bellemin received a university degree in economics, a master’s degree in finance from Université Paris Dauphine, a postgraduate degree in finance and accounting from Université Paris II Panthéon-Assas and an M.B.A. from the ESSEC Business School in Paris, France.

Matthew Hawryluk, Ph.D. has served as our Executive Vice President and Chief Business Officer since November 2015. Prior to Gritstone, from April 2011 to October 2015, Dr. Hawryluk held positions of increasing responsibility at Foundation Medicine, Inc., or Foundation Medicine, a public molecular diagnostics company, most recently serving as vice president, corporate and business development. Previously, he held roles in business development, marketing and product management across multiple divisions of Thermo Fisher Scientific, Inc. Dr. Hawryluk received a B.S. from the University of Notre Dame, a Ph.D. in cell biology and protein biochemistry from the University of Pittsburgh School of Medicine and an M.B.A. at Carnegie Mellon University’s Tepper School of Business as a Swartz Entrepreneurial Fellow.

Erin Jones has served as our Executive Vice President, Global Head of Regulatory Affairs and Quality Assurance since May 2016. Prior to Gritstone, from July 2014 to April 2016, Mr. Jones served as vice president, global head of regulatory affairs, medical writing, pharmacology and toxicology at Puma Biotechnology, Inc., or Puma, a public biopharmaceutical company. Prior to Puma, Mr. Jones served as director, regulatory affairs at BioMarin Pharmaceutical Inc. from July 2012 to July 2014. Earlier in his career, Mr. Jones held various positions at Genentech, Inc., or Genentech, a biotechnology corporation and subsidiary of Roche, including head of regulatory intelligence and leader of the HER Franchise Regulatory Group. Mr. Jones received a B.S. in microbiology and chemistry from the University of Pittsburgh and an M.S. in computer systems from Pennsylvania State University.

Karin Jooss, Ph.D. has served as our Executive Vice President of Research and Chief Scientific Officer since April 2016. Prior to Gritstone, from May 2009 to April 2016, Dr. Jooss served as head of cancer immuno-therapeutics in the vaccine immuno-therapeutics department at Pfizer, Inc., or Pfizer, a public pharmaceutical company, where she was also a member of the vaccine immuno-therapeutics leadership team and served as head of the immuno-pharmacology team. Prior to joining Pfizer, Dr. Jooss served as vice president of research at Cell Genesys, Inc., or Cell Genesys, from June 2005 to April 2009, and as senior director of research at Cell Genesys from July 2001 to June 2005. She is on the editorial board of Molecular Therapy and the Journal of Gene Medicine and is a member of the Immunology and Educational Committee of the American Society of Gene & Cell Therapy and the Industry Task Force of the Society for Immunotherapy of Cancer. Dr. Jooss has served on the board of directors of Fate Therapeutics, Inc., a publicly traded biopharmaceutical company, since March 2019. Dr. Jooss received her diploma in theoretical medicine from the University of Marburg in Germany, a Ph.D. in molecular biology and immunology from the University of Marburg in Germany and performed postgraduate work in gene therapy and immunology at the University of Pennsylvania.

Raphaël Rousseau, M.D., Ph.D. has served as our Executive Vice President, Chief Medical Officer since April 2017. Prior to Gritstone, from July 2012 to March 2017, Dr. Rousseau served as senior group medical director and global franchise head, pediatrics of Genentech. Before Genentech, Dr. Rousseau was senior medical director and lead of the pediatric global development team at Roche from October 2010 to June 2012, and international medical leader, hematology, at Roche from January 2009 to September 2010. Before joining Roche, Dr. Rousseau was a professor of medical and pediatric oncology at the Université Claude Bernard in Lyon, France. At the Léon Bérard Comprehensive Cancer Center in Lyon, Dr. Rousseau was head of the pediatric translational research program. Earlier in his career, he was a clinical fellow at Texas Children’s Cancer Center and a research fellow at the Center for Cell and Gene Therapy at Baylor College of Medicine in Houston. He received a Ph.D. in therapeutic biotechnologies at the Université Denis Diderot and an M.D. from Université René Descartes, both in Paris. He is board certified in pediatrics and has a sub-specialty certification in pediatric hematology-oncology.

Roman Yelensky, Ph.D. has served as our Executive Vice President, Chief Technology Officer since March 2017. He joined Gritstone at its inception in October 2015 as executive vice president of sequencing and bioinformatics. Prior to Gritstone, from July 2010 to September 2015, Dr. Yelensky served as vice president of biomarker and companion diagnostic development at Foundation Medicine. Prior to Foundation Medicine, Dr. Yelensky was a senior scientist in biomarker development at Novartis AG from April 2009 to July 2010. He received a B.A. in computer science from Cornell University, an M.S. in computer science from Stanford University and a Ph.D. in bioinformatics and integrative genomics from the Harvard-MIT Division of Health Sciences and Technology.

Corporate Governance

Code of Business Conduct and Ethics

We have adopted a code of business conduct and ethics that applies to all of our employees, officers and directors, including those officers responsible for financial reporting. The code of business conduct and ethics is available on our website at http://www.gritstoneoncology.com. Any amendments to the code, or any waivers of its requirements, will be disclosed on our website.

Audit Committee and Audit Committee Financial Expert

We have a separately designated standing audit committee. The current members of our audit committee are Messrs. Krognes, Simon and Svennilson. Mr. Krognes serves as the chairperson of the committee. All members of our audit committee meet the requirements for financial literacy under the applicable rules and regulations of the SEC and Nasdaq. Our board of directors has determined that Mr. Krognes is an audit committee financial expert as defined under the applicable rules of the SEC and has the requisite financial sophistication as defined under the applicable rules and regulations of Nasdaq. Under the rules of the SEC, members of the audit committee must also meet heightened independence standards. Our board of directors has determined that each of the members of our audit committee are independent under the applicable rules of the SEC and Nasdaq. The audit committee operates under a written charter that satisfies the applicable standards of the SEC and Nasdaq.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors and executive officers, and persons who own more than 10% of a registered class of the Company’s equity securities, to file with the SEC initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. Officers, directors and greater than 10% stockholders are required by SEC regulations to furnish the Company with copies of all Section 16(a) forms they file.

To the Company’s knowledge, based solely on a review of the copies of such reports furnished to the Company and written representations that no other reports were required, the Company believes that all Section 16(a) filing requirements applicable to our officers, directors and greater than 10% beneficial owners were complied with during the year ended December 31, 2018.

ITEM 11. EXECUTIVE COMPENSATION.

This section discusses the material components of the executive compensation program for our “named executive officers” in the “Summary Compensation Table” below. In 2018, our named executive officers and their positions were as follows:

•	Andrew Allen, M.D., Ph.D., President and Chief Executive Officer;

•	Jean-Marc Bellemin, Executive Vice President and Chief Financial Officer;

•	Roman Yelensky, Ph.D., Executive Vice President and Chief Technology Officer; and

•	Jayant Aphale, Ph.D., Former Executive Vice President of Technical Operations.

Dr. Aphale ceased serving as our Executive Vice President of Technical Operations and began serving as a Special Advisor to the Chief Executive Officer on December 7, 2018. Dr. Aphale terminated employment with us on March 12, 2019. As an “emerging growth company” as defined in the JOBS Act, we are not required to include a Compensation Discussion and Analysis section and have elected to comply with the scaled disclosure requirements applicable to emerging growth companies.

Summary Compensation Table

The following table provides information regarding the compensation of our named executive officers during the years ended December 31, 2018 and 2017.

Name and Principal Position	Year	Salary ($)	Bonus ($)(1)	Option Awards ($)(2)	Non-Equity Incentive Plan Compensation ($)(3)	All Other Compensation ($)(4)	Total ($)
Andrew Allen, M.D., Ph.D.	2018	475,250		921,566	250,100	5,500	1,652,416
President and Chief Executive Officer	2017	435,625		—	156,825	—	592,450

Jean-Marc Bellemin(5)	2018	359,470	25,000	704,908	152,420	3,766	1,245,564
EVP and Chief Financial Officer

Roman Yelensky, Ph.D.	2018	341,667		470,270	125,861	5,256	943,054
EVP and Chief Technology Officer

Jayant Aphale, Ph.D.(6)	2018	274,318	119,000	990,123		515,232	1,898,673
Former EVP of Technical Operations

(1)

Mr. Bellemin received a $25,000 sign on bonus in connection with the commencement of his employment with us. Dr. Aphale’s 2018 bonus was fixed at the amount shown irrespective of performance as part of a Transition and Separation Agreement entered into with Dr. Aphale in connection with his transition and separation from employment with us. For additional details, see the description of the Transition and Separation Agreement below under the heading “Transition and Separation Agreement”.

(2)

The amounts included in this column reflect the aggregate grant date fair value and, in the case of certain of Dr. Aphale’s stock options, incremental fair value, of stock options computed in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. The assumptions that we used to calculate these amounts are discussed in Note 10 to our financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 28, 2019. The incremental fair value included for Dr. Aphale of $388,258 related to the deemed modification of his stock options permitting them to remain outstanding and continue to vest from December 7, 2018 to March 12, 2019 during which time Dr. Aphale did not provide substantial services to us.

(3)	The amounts included in this column reflect bonus payments earned pursuant to our annual cash bonus program.
(4)

Other than for Dr. Aphale, the amount reported represents 401(k) plan matching contributions made by us. The amount reported for Dr. Aphale includes (i) $5,122 of 401(k) plan matching contributions made by us, (ii) $110,225 of relocation expenses reimbursed by us, (iii) $49,167 paid by us to Dr. Aphale to reimburse taxes incurred in connection with his relocation reimbursement, (iv) $255,000 of accrued severance, (v) $18,118 of accrued post-termination healthcare continuation coverage (vi) $72,661 of accrued salary and vacation through his termination date, and (vii) $4,939 of accrued healthcare coverage through his termination date.

(5)	Mr. Bellemin was appointed as our Chief Financial Officer on January 5, 2018.
(6)

Dr. Aphale ceased serving as our Executive Vice President of Technical Operations and began serving as a Special Advisor to the Chief Executive Officer on December 7, 2018. Dr. Aphale terminated employment with us on effective March 12, 2019. For additional details, see the description of the Transition and Separation Agreement below under the heading “Transition and Separation Agreement”.

Outstanding Equity Awards at Fiscal Year-End 2018

The following table provides information regarding equity awards held by our named executive officers as of December 31, 2018.

			Option Awards				Stock Awards
Name	Vesting Commencement Date(1)		Number of Securities Underlying Unexercised Options (#) Exercisable	Number of Securities Underlying Unexercised Options (#) Unexercisable	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock That Have Not Vested (#)	Market Value of Shares or Units of Stock That Have Not Vested ($)(2)
Andrew Allen, M.D., Ph.D.	08/1/15	(3)	—	—	—	—	241,546	3,731,886
	09/27/18	(4)	8,876	133,152	9.59	08/06/28	—	—

Jean-Marc Bellemin	02/07/18		—	166,542	3.17	02/06/28	—	—
	09/27/18	(4)	3,215	48,233	9.59	08/06/28	—	—

Roman Yelensky, Ph.D.	10/27/15	(3)	—	—	—	—	26,850	414,894
	02/08/17		22,191	28,533	0.76	02/07/27	—	—
	09/27/18	(4)	4,528	67,935	9.59	08/06/28	—	—

Jayant Aphale, Ph.D.(5)	03/12/18		—	72,463	9.59	08/06/28	—	—
	09/27/18	(4)	1,222	18,342	9.59	08/06/28	—	—

(1)

Except as otherwise noted, options vest as to 25% of the shares initially underlying the option on the first anniversary of the vesting commencement date and as to 1/48th of the shares initially subject to the option on each monthly anniversary of the vesting commencement date thereafter, subject to continued service to us.

(2)	Amounts reported calculated based on the closing price of our common stock, as reported on the Nasdaq Global Select Market, of $15.45 per share on December 31, 2018.
(3)

Restricted stock vests, and our right of repurchase thereon lapses, in substantially equal monthly installments through the fourth anniversary of the vesting commencement date, subject to the executive’s continued service with us.

(4)	The option vests in respect of 1/48th of the shares initially subject to the option on each monthly anniversary of the vesting commencement date, subject to continued service to us.
(5)

Dr. Aphale terminated employment with us on March 12, 2019 and all unvested options held by him as of that date were forfeited. For additional details, see the description of the Transition and Separation Agreement below under the heading “Transition and Separation Agreement”.

Narrative to Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End

2018 Salaries

Our named executive officers each receive a base salary to compensate them for services rendered to our company. The base salary payable to each named executive officer is intended to provide a fixed component of compensation reflecting the executive’s skill set, experience, role and responsibilities.

For fiscal year 2018, Dr. Allen’s annual base salary was $500,000, Mr. Bellemin’s base salary was $365,000, Dr. Aphale’s base salary was $340,000 and Dr. Yelensky’s base salary was $350,000. The annual base salaries of Dr. Allen and Dr. Yelensky were increased 14% and 17%, respectively as compared to their 2017 salaries.

2018 Bonuses

We maintain an annual performance-based cash bonus program in which each of our named executive officers participated in 2018. Each named executive officer’s target bonus is expressed as a percentage of base salary which can be achieved by meeting certain corporate goals established by the board of directors. The 2018 annual bonuses for Dr. Allen, Mr. Bellemin, Dr. Aphale and Dr. Yelensky were targeted at 50%, 35%, 35% and 35% of their respective base salaries.

In early 2019, the board of directors reviewed and approved the achievement of our 2018 corporate goals at 105.25%. Based on this level of achievement, our named executive officers were paid bonuses at 105.25% of their targeted amounts, except for Dr. Aphale, whose bonus was paid at 100% pursuant to the Transition and Separation Agreement entered into between us and Dr. Aphale. For additional details, see the description of the Transition and Separation Agreement below under the heading “Transition and Separation Agreement”.

The annual cash bonuses paid to each named executive officer for 2018 performance are set forth above in the Summary Compensation Table in the column titled “Non-Equity Incentive Plan Compensation.”

2018 Equity Compensation

On August 7, 2018, our board of directors granted Dr. Allen, Mr. Bellemin, Dr. Yelensky and Dr. Aphale an option to purchase 142,028, 51,448, 72,463 and 19,564 shares of our common stock, respectively (on a split-adjusted basis). Each option had an exercise price per share equal to $9.59, which was the fair market value of our common stock on the date of grant (on a split-adjusted basis), as determined by our board of directors. The options were intended to incentivize our named executive officers to complete the initial public offering of our common stock and did not commence vesting until September 27, 2018, the effective date of the registration statement for the initial public offering of our common stock. Each option vests as to 1/48th of the initial number of shares underlying the option on each monthly anniversary of September 27, 2018, subject to the named executive officer’s continued service to us.

Also on August 7, 2018, in accordance with his offer letter with us dated February 2018, the board of directors granted Dr. Aphale an option to purchase 72,463 shares of our common stock (on a split-adjusted basis) pursuant to our 2015 Equity Incentive Plan. The option has an exercise price per share of $9.59, which was the fair market value of our common stock on the date of grant (on a split-adjusted basis), as determined by our board of directors. The option was scheduled to vest as to 25% of the initial shares underlying the option on the first anniversary of Dr. Aphale’s commencement of employment with us (March 12, 2018) and as to 1/48th of the initial shares underlying the option on each monthly anniversary of his commencement date thereafter. Dr. Aphale terminated employment with us on March 12, 2019 after 25% of the shares underlying the option had vested. The unvested portion of each of his options was forfeited upon his termination of employment. For additional details, see the description of the Transition and Separation Agreement below under the heading “Transition and Separation Agreement”.

In February 2018, in accordance with his offer letter with us dated December 2017, the board of directors granted Mr. Bellemin an option to purchase 166,542 shares of our common stock (on a split-adjusted basis) pursuant to our 2015 Equity Incentive Plan. Mr. Bellemin’s option grant vests as to 25% of the shares initially underlying the option on the first anniversary of Mr. Bellemin’s employment commencement date (January 5, 2018), and as to 1/48th of the shares initially underlying the option on each monthly anniversary thereafter, subject to Mr. Bellemin’s continued service to the Company on each applicable vesting date.

Options granted to Dr. Allen, Mr. Bellemin and Dr. Yelensky are subject to the accelerated vesting provisions in their employment agreements described below under “Executive Compensation Arrangements.”

In connection with our IPO, we adopted our 2018 Incentive Award Plan, referred to below as the 2018 Plan, in order to facilitate the grant of cash and equity incentives to directors, employees (including our named executive officers) and consultants of our company and certain of its affiliates and to enable us to obtain and retain services of these individuals, which is essential to our long-term success. The 2018 Plan became effective on the day prior to the first public trading date of our common stock, and since then no further grants have been or will be made under our 2015 Equity Incentive Plan.

Executive Compensation Arrangements

Employment Agreements

In September 2018, we entered into new employment agreements with each of our named executive officers, which superseded in their entirety their prior offer letters with us. Each employment agreement provides that the executive’s employment with us is at-will, and provides for an annual base salary and target annual bonus (expressed as a percentage of base salary), as well as severance and change in control benefits, as described below.

Under Dr. Allen’s employment agreement, if he is terminated without “cause” or resigns for “good reason” (as each is defined in his employment agreement), he will be eligible to receive the following: (i) an amount equal to the sum of his base salary and target annual bonus; and (ii) payment or reimbursement of up to 12 months of healthcare continuation coverage. In addition, if Dr. Allen is terminated without cause or resigns for good reason during the period commencing three months before and ending 12 months after a change in control of the Company, he will be eligible to receive the following: (i) an amount equal to the sum of (A) 150% of his base salary and (B) his target annual bonus; (ii) payment or reimbursement of up to 18 months of healthcare continuation coverage; and (iii) full vesting acceleration of all then-outstanding equity awards. The foregoing severance benefits are subject to Dr. Allen’s execution and non-revocation of a general release of claims against the Company.

Under each of Mr. Bellemin’s and Dr. Yelensky’s employment agreements, if either is terminated without “cause” or resigns for “good reason” (as each is defined in the employment agreement), he will be eligible to receive the following: (i) an amount equal to the sum of (A) 75% of his base salary and (B) his target annual bonus; and (ii) payment or reimbursement of up to nine months of healthcare continuation coverage. In addition, if either is terminated without cause or resigns for good reason during the period commencing three months before and ending 12 months after a change in control of the Company, he will be eligible to receive the following: (i) an amount equal to the sum of his base salary and target annual bonus; (ii) payment or reimbursement of up to 12 months of healthcare continuation coverage; and (iii) full vesting acceleration of all then-outstanding equity awards. The foregoing severance benefits are subject to the executive’s execution and non-revocation of a general release of claims against the Company.

Transition and Separation Agreement

In connection with his transition from serving as our Executive Vice President of Technical Operations to the role as Special Advisor to the Chief Executive Officer on December 7, 2018 and the termination of his employment with us on March 12, 2019, we entered into a Transition and Separation Agreement with Dr. Aphale. Under the Transition and Separation Agreement, Dr. Aphale’s bonus for 2018 was fixed at 100% of his target bonus amount, we continued to pay his base salary and he continued to be eligible for benefits under our plans through his termination date. Pursuant to the Transition and Separation Agreement, in connection with the termination of his employment on March 12, 2019, and in exchange for a release of claims against the Company, he received (i) cash severance of $374,000 (an amount equal to nine months of his base salary and his target bonus) and (ii) payment or reimbursement of up to nine months of healthcare continuation coverage.

Other Elements of Compensation

Retirement Savings and Health and Welfare Benefits

We maintain a 401(k) retirement savings plan for our employees, including our named executive officers, who satisfy certain eligibility requirements. Our named executive officers are eligible to participate in the 401(k) plan on the same terms as other full-time employees. Currently, we may match (in our discretion) contributions made by participants in the 401(k) plan in the amount equal to 50% of up to 4% of the participant’s eligible compensation contributed to the plan, not to exceed 2% of a participant’s eligible compensation. We believe that providing a vehicle for tax-deferred retirement savings though our 401(k) plan adds to the overall desirability of our executive compensation package and further incentivizes our employees, including our named executive officers, in accordance with our compensation policies.

All of our full-time employees, including our named executive officers, are eligible to participate in our health and welfare plans, including medical, dental and vision benefits; medical and dependent care flexible spending accounts; short-term and long-term disability insurance; and life and AD&D insurance.

Perquisites and Other Personal Benefits

We provide limited perquisites to our named executive officers when our compensation committee determines that such perquisites are necessary or advisable to fairly compensate or incentivize our employees. In 2018 we reimbursed relocation expenses for Dr. Aphale’s relocation to our headquarters as well as reimbursement of taxes incurred in connection with such relocation expenses.

Director Compensation

Pursuant to the Director Compensation Program, which we adopted in connection with our IPO, our non-employee directors receive cash compensation as follows:

•	Each non-employee director receives an annual cash retainer in the amount of $35,000 per year.

•	The Independent Chairperson receives an additional annual cash retainer in the amount of $30,000 per year.

•

The chairperson of the audit committee receives additional annual cash compensation in the amount of $15,000 per year for such chairperson’s service on the audit committee. Each non-chairperson member of the audit committee receives additional annual cash compensation in the amount of $7,500 per year for such member’s service on the audit committee.

•

The chairperson of the compensation committee receives additional annual cash compensation in the amount of $10,000 per year for such chairperson’s service on the compensation committee. Each non-chairperson member of the compensation committee receives additional annual cash compensation in the amount of $5,000 per year for such member’s service on the compensation committee.

•

The chairperson of the nominating and corporate governance committee receives additional annual cash compensation in the amount of $8,000 per year for such chairperson’s service on the nominating and corporate governance committee. Each non-chairperson member of the nominating and corporate governance committee receives additional annual cash compensation in the amount of $4,000 per year for such member’s service on the nominating and corporate governance committee.

Under the Director Compensation Program, each non-employee director will automatically be granted an option to purchase 15,942 shares of our common stock upon the director’s initial appointment or election to our board of directors, referred to as the Initial Grant, and an option to purchase 7,971 shares of our common stock automatically on the date of each annual stockholder’s meeting thereafter, referred to as the Annual Grant. The Initial Grant will vest in substantially equal monthly installments for three years from the date of grant, subject to continued service through each applicable vesting date. The Annual Grant will vest on the earlier of the first anniversary of the date of grant or the date of the next annual stockholder’s meeting to the extent unvested as of such date, subject to continued service through each applicable vesting date. In February 2019, our board of directors amended the Director Compensation Program to increase the number of shares underlying the Annual Grant to 8,570. All other terms of the Director Compensation Program remain unchanged.

On August 7, 2018, in connection with Steve Krognes’ appointment to our board of directors the preceding month, we granted Mr. Krognes an option to purchase 15,942 shares of our common stock. The option has an exercise per share of $9.59 and vests in equal monthly installments over 4 years.

Director Compensation Table

The following table sets forth information regarding compensation earned by or paid to our non-employee directors during 2018:

Name	Fees Earned or Paid in Cash ($)	Option Awards ($)(1)	Total ($)
Richard Heyman(2)	$47,000	$—	$47,000
Steve Krognes(3)	22,000	103,752	125,752
Judith Li	10,750	—	10,750
Patrick Mahaffy(4)	16,000	—	16,000
Nicholas Simon	10,625	—	10,625
Peter Svennilson	10,625	—	10,625
Tom Woiwode	12,250	—	12,250

(1)

This column reflects the aggregate grant date fair value of stock options granted during 2018 computed in accordance with the provisions of Accounting Standards Codification (ASC) 718, Compensation — Stock Compensation. The assumptions that we used to calculate these amounts are discussed in Note 10 to our financial statements for the year ended December 31, 2018 included in our Annual Report on Form 10-K for the year ended December 31, 2018 filed with the SEC on March 28, 2019.

(2)

As of December 31, 2018, Dr. Heyman held 13,017 shares of restricted stock that are subject to repurchase at the original purchase price thereof in the event Dr. Heyman’s service with us terminates prior to vesting. These shares were acquired upon exercise of stock options prior to vesting.

(3)	As of December 31, 2018, Mr. Krognes held an option to purchase 15,942 shares of our common stock.
(4)	In May 2018, Mr. Mahaffy resigned from our board of directors.

Compensation Committee Interlocks and Insider Participation

During the year ended December 31, 2018, Thomas Woiwode, Ph.D., Richard Heyman, Ph.D., Steve Krognes and Patrick Mahaffy (a former member of our board of directors) served as members of our compensation committee. None of the members of our compensation committee during 2018 nor any of the current members of the committee has at any time been one of our officers or employees. None of our executive officers currently serves, or in the past fiscal year has served, as a member of the board of directors or compensation committee of any entity that has one or more executive officers on our board of directors or compensation committee.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

The following table presents information as to the beneficial ownership of our common stock as of March 31, 2019 for:

•	each person, or group of affiliated persons, known by us to beneficially own more than 5% of our outstanding shares of common stock;

•	each of our NEOs;

•	each of our directors; and

•	all executive officers and directors as a group.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Unless otherwise indicated below, to our knowledge, the persons and entities named in the table have sole voting and sole investment power with respect to all shares beneficially owned, subject to community property laws where applicable. Shares of our common stock subject to options that are currently exercisable or exercisable within 60 days of March 31, 2019 are deemed to be outstanding and to be beneficially owned by the person holding the options for the purpose of computing the percentage ownership of that person, but are not treated as outstanding for the purpose of computing the percentage ownership of any other person.

The percentage of shares beneficially owned is computed on the basis of 29,196,656 shares of our common stock outstanding as of March 31, 2019. This table is based upon information supplied by officers, directors and principal stockholders and Schedules 13D and Schedules 13G, if any, filed with the SEC, as well as information provided by The Nasdaq Stock Market, LLC. Unless otherwise indicated, the address of each of the individuals and entities named below is c/o Gritstone Oncology, Inc., 5858 Horton Street, Suite 210, Emeryville, CA 94608.

	Shares of Common Stock Beneficially Owned
Name of Beneficial Owner	Common Stock	Securities Exercisable Within 60 Days	Number of Shares Beneficially Owned	Percent
5% Stockholders:
Entities affiliated with Versant Ventures(1)	3,102,929	—	3,102,929	10.6%
The Column Group II, LP(2)	3,102,934	—	3,102,934	10.6%
Clarus Lifesciences III, L.P.(3)	2,567,445	—	2,567,445	8.8%
FMR LLC(4)	3,136,236	—	3,136,236	10.7%
Entities affiliated with Frazier Healthcare(5)	2,061,762	—	2,061,762	7.1%
Trinitas Capital G, L.P.(6)	1,924,711	—	1,924,711	6.6%
Entities affiliated with Redmile Group, LLC(7)	2,514,136	—	2,514,136	8.6%

Named Executive Officers and Directors:
Andrew Allen, M.D., Ph.D.(8)	1,449,275	31,171	1,480,446	5.1%
Jean-Marc Bellemin	—	66,838	66,838	*
Jayant Aphale(9)	—	20,150	20,150	*
Roman Yelensky(10)	143,224	42,303	185,527	*
Richard Heyman, Ph.D.(11)	53,323	—	53,323	*
Steve Krognes	—	2,994	2,994	*
Judith Li	—	—	—	*
Nicholas Simon(12)	2,567,445	—	2,567,445	8.8%
Peter Svennilson(13)	3,102,934	—	3,102,934	10.6%
Thomas Woiwode, Ph.D.(14)	3,102,929	—	3,102,929	10.6%
All executive officers and directors as a group (13 persons)(15)	10,894,237	305,928	11,200,165	38.0%

*	Indicates beneficial ownership of less than 1% of the outstanding shares of common stock.
(1)

Based solely on a Schedule 13G filed with the SEC on February 14, 2019 (the “Versant 13G”) with respect to shares of common stock beneficially owned on December 31, 2018 by the following persons and entities: Versant Venture Capital V, L.P. (“VVC V”), Versant Affiliates Fund V, L.P. (“VAF V”), Versant Ophthalmic Affiliates Fund I, L.P. (“VOA”) and Versant Venture Capital V (Canada) LP (“VVC CAN”). Versant Ventures V, LLC (“VV V”) is the sole general partner of VVC V, VAF V and VOA. Samuel D. Colella (“Colella”), William J. Link (“Link”), Bradley Bolzon, Ph.D (“Bolzon”), Kirk G. Nielsen (“Nielsen”), Thomas Woiwode (“Woiwode”) and Robin L. Praeger (“Praeger”) are managing directors of VV V. Versant Ventures V GP-GP (Canada), Inc. (“VV V CAN GP”) is the sole general partner of Versant Ventures V (Canada), L.P. (“VV V CAN”, and, together with VVC V, VV V, VAF V, VOA, VVC CAN, and VV V CAN GP, the “Versant Reporting Persons”). VV V CAN is the sole general partner of VVC CAN. Colella, Link, Bolzon, Praeger, Nielsen and Woiwode are directors of VV V CAN GP. VV V is the sole general partner of VVC V, VAF V and VOA and may be deemed to have voting and investment power over the securities held by VVC V, VAF V and VOA. Colella, Link, Bolzon, Praeger, Nielsen and Woiwode are managing directors of VV V and share voting and dispositive power over the shares held by VVC V, VAF V and VOA and disclaim beneficial ownership of all shares above except to the extent of their pecuniary interest therein. Based solely on the Versant 13G, shares of common stock beneficially owned by the Versant Reporting Persons consists of (i) 2,723,031 shares of common stock held by VVC V, (ii) 207,234 shares of common stock held by VVC CAN, (iii) 90,756 shares of common stock held by VOA, and (iv) 81,908 shares of common stock held by VAF V. The address for each of the Versant Reporting Persons is One Sansome Street, Suite 3630, San Francisco, CA 94104.

(2)

Based solely on a Schedule 13G filed with the SEC on February 13, 2019 with respect to shares of common stock beneficially owned on December 31, 2018. The Column Group II GP, LP is the general partner of The Column Group II, LP. The managing partners of The Column Group II GP, LP are David Goeddel and Peter Svennilson. The managing partners of The Column Group II GP, LP may be deemed to have voting and investment power with respect to such shares. Messrs. Goeddel and Svennilson disclaim beneficial ownership of all shares above except to the extent of their pecuniary interest therein. The address of the above persons and entities is 1700 Owens Street, Suite 500, San Francisco, California 94158.

(3)

Based solely on a Schedule 13D/A filed with the SEC on January 11, 2019 by the following persons and entities (collectively, the “Reporting Persons”) with respect to shares of common stock beneficially owned as of January 4, 2019: Clarus Lifesciences III, L.P. (the “Fund”); Clarus Ventures III GP, L.P. (“Clarus GP”), which is the sole general partner of the Fund, Blackstone Clarus III L.L.C., which is the sole general partner of Clarus GP, Blackstone Holdings II L.P., which is the sole member of Blackstone Clarus III L.L.C., Blackstone Holdings I/II GP Inc., which is the sole general partner of Blackstone Holdings II L.P., The Blackstone Group L.P., which is the controlling shareholder of Blackstone Holdings I/II GP Inc., and Blackstone Group Management L.L.C. (collectively, with Blackstone Clarus III L.L.C., Blackstone Holdings II L.P., Blackstone Holdings I/II GP Inc. and The Blackstone Group L.P., the “Control Entities”), which is the sole general partner of The Blackstone Group L.P. and which is wholly-owned by Blackstone’s senior managing directors and controlled by its founder, Stephen A. Schwarzman; and Clarus Ventures III, LLC (“Clarus GP LLC”), and Robert Liptak, Nicholas Simon, Nicholas Galakatos, Dennis Henner and Kurt Wheeler (together, the “Managing Directors”, and collectively with Clarus GP LLC, the “Clarus Persons”). The Managing Directors are the members of Clarus GP LLC. Clarus GP LLC is the former general partner of Clarus GP. Each such Reporting Person may be deemed to beneficially own the common stock beneficially owned by the Fund directly or indirectly controlled by it or him, but each of the Reporting Persons expressly disclaims beneficial ownership of such common stock. The address of the principal business office of the Fund, Clarus GP and each of the Clarus Persons is Clarus Ventures, 101 Main Street, Suite 1210, Cambridge, MA 02142. The address of the principal business office of each of the Control Entities and Mr. Schwarzman is c/o The Blackstone Group L.P., 345 Park Avenue, New York, NY 10154.

(4)

Based solely on a Schedule 13G filed with the SEC on February 13, 2019 by the following persons and entities with respect to shares of common stock beneficially owned as of December 31, 2018, as updated by information provided to Gritstone by The Nasdaq Stock Market LLC as of February 28, 2019: FMR LLC and Abigail P. Johnson. Abigail P. Johnson is a Director, the Chairman and the Chief Executive Officer of FMR LLC. Members of the Johnson family, including Abigail P. Johnson, are the predominant owners, directly or through trusts, of Series B voting common shares of FMR LLC, representing 49% of the voting power of FMR LLC. The Johnson family group and all other Series B shareholders have entered into a shareholders’ voting agreement under which all Series B voting common shares will be voted in accordance with the majority vote of Series B voting common shares. Accordingly, through their ownership of voting common shares and the execution of the shareholders’ voting agreement, members of the Johnson family may be deemed, under the Investment Company Act of 1940, to form a controlling group with respect to FMR LLC. Neither FMR LLC nor Abigail P. Johnson has the sole power to vote or direct the voting of the shares owned directly by the various investment companies registered under the Investment Company Act (“Fidelity Funds”) advised by Fidelity Management & Research Company (“FMR Co”), a wholly owned subsidiary of FMR LLC, which power resides with the Fidelity Funds’ Boards of Trustees. FMR Co carries out the voting of the shares under written guidelines established by the Fidelity Funds’ Boards of Trustees. The address of FMR LLC is 245 Summer Street, Boston, Massachusetts 02210.

(5)

Based solely on a Schedule 13G filed with the SEC on February 14, 2019 by the following persons and entities with respect to shares of common stock beneficially owned as of December 31, 2018, consists of (i) 1,604,517 shares of common stock held by Frazier Healthcare VII, L.P. and (ii) 457,241 shares of common stock held by Frazier Healthcare VII-A, L.P. The general partner of Frazier Healthcare VII, L.P. and Frazier Healthcare VII-A, L.P. is FHM VII, L.P., a Delaware limited partnership. The general partner of FHM VII, L.P. is FHM VII, LLC, a Delaware limited liability company. Alan Frazier, Nader Naini, Patrick Heron, James Topper, Nathan Every, and Brian Morfitt are members of FHM VII, LLC and may be deemed to share voting and investment power with respect to the shares held by FHM VII, LLC. The address of the above persons and entities is 601 Union, Suite 3200, Seattle, Washington 98101.

(6)

Based solely on information provided to Gritstone by The Nasdaq Stock Market LLC indicating beneficial ownership as of February 28, 2019. Trinitas Capital, Inc. is the general partner of Trinitas Capital G, L.P., and Cheng Zhou and Bing Han share management power of Trinitas Capital, Inc. and investment and voting power with respect to the shares held by Trinitas Capital G, L.P. The address of the above persons and entities is 401, 4/F Building 2, No. 39, Dongzhimenwai Street, Dongcheng District, Beijing, China.

(7)

Based solely on a Schedule 13G/A filed with the SEC on February 14, 2019 with respect to shares of common stock beneficially owned as of December 31, 2018, as updated by information provided to Gritstone by The Nasdaq Stock Market LLC as of February 28, 2019. Redmile Group, LLC’s beneficial ownership of our common stock is comprised of 2,269,135 shares of Common Stock owned by certain private investment vehicles and/or separately managed accounts managed by Redmile Group, LLC, which shares of Common Stock may be deemed beneficially owned by Redmile Group, LLC as investment manager of such private investment vehicles and/or separately managed accounts. The reported securities may also be deemed beneficially owned by Jeremy C. Green as the principal of Redmile Group, LLC. Redmile Group, LLC and Mr. Green each disclaim beneficial ownership of these shares, except to the extent of its or his pecuniary interest in such shares, if any. The address of the above person and entities is One Letterman Drive, Building D, Suite D3-300, San Francisco, California 94129.

(8)

Consists of (i) 1,449,275 shares of common stock held directly by a family trust of which Dr. Allen is a trustee, of which 1,358,696 shares will be vested as of 60 days after March 31, 2019 and 90,579 shares will continue to be subject to our repurchase right as of such date, and (ii) 31,171 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2019.

(9)	Dr. Aphale terminated employment with Gritstone on March 12, 2019.

(10)

Consists of (i) 143,224 shares of common stock held by Dr. Yelensky, of which 131,291 shares will be vested as of 60 days after March 31, 2019 and 11,933 shares will continue to be subject to our repurchase right as of such date, and (ii) 42,303 shares that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2019.

(11)

Consists of 53,323 shares of common stock, 45,866 of which shares will be vested within 60 days of March 31, 2019, and 7,457 of which shares will continue to be subject to our repurchase right as of such date.

(12)	Consists of the shares described in footnote 3 above. Mr. Simon disclaims beneficial ownership of all such shares except to the extent of his pecuniary interests therein.
(13)	Consists of the shares described in footnote 2 above. Mr. Svennilson disclaims beneficial ownership of all such shares except to the extent of his pecuniary interests therein.
(14)	Consists of the shares described in footnote 1 above. Dr. Woiwode disclaims beneficial ownership of all such shares except to the extent of his pecuniary interests therein.
(15)

Consists of (i) 10,894,237 shares of common stock, of which 201,633 will continue to be subject to our repurchase right as of 60 days after March 31, 2019, and (ii) 305,928 shares of common stock that may be acquired pursuant to the exercise of stock options within 60 days of March 31, 2019.

Equity Compensation Plan Information

The following table provides certain information as of December 31, 2018, with respect to all of our equity compensation plans in effect on that date:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a)) (c) (3)
Equity Compensation Plans Approved by Stockholders(1)(2)(3)	2,429,859	$5.31	2,977,444
Equity Compensation Plans Not Approved by Stockholders	—	—	—

Total	2,429,859	$5.31	2,977,444

(1)	Consists of the Gritstone Oncology, Inc. 2018 Incentive Award Plan, 2018 Employee Stock Purchase Plan and 2015 Equity Incentive Plan, as amended.
(2)

The 2018 Equity Incentive Award Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance pursuant to awards under such plan shall be increased on the first day of each year beginning in 2019 and ending in 2028 equal to the lesser of (A) four percent (4%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, that no more than 45,000,000 shares of stock may be issued upon the exercise of incentive stock options.

(3)

The 2018 Employee Stock Purchase Plan contains an “evergreen” provision, pursuant to which the number of shares of common stock reserved for issuance under such plan shall be increased on the first day of each year beginning in 2019 and ending in 2028 equal to the lesser of (A) one percent (1%) of the shares of stock outstanding (on an as converted basis) on the last day of the immediately preceding fiscal year and (B) such smaller number of shares of stock as determined by our board of directors; provided, however, no more than 5,000,000 shares of stock may be issued under the 2018 Employee Stock Purchase Plan.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

Certain Relationships and Related Transactions

The following is a description of transactions since January 1, 2018 to which we have been a party, in which the amount involved exceeds $120,000, and in which any of our directors, executive officers or beneficial owners of more than 5% of our capital stock, or an affiliate or immediate family member thereof, had or will have a direct or indirect material interest.

Sales and Purchases of Securities

Series C Convertible Preferred Stock Financing

In June, July and August 2018, we issued an aggregate of 1,611,603 shares of our Series C convertible preferred stock at a price per share of $13.04 (in each case, after giving effect to the 1-for-6.9 reverse stock split of our outstanding capital stock we effected on September 20, 2018) for aggregate proceeds to us of approximately $21.0 million. Of these shares, we sold 153,360 shares of Series C convertible preferred stock to entities affiliated with Redmile Group, which beneficially owned more than 5% of our capital stock immediately prior to and following the transaction.

Participation in IPO

Certain of our stockholders, including entities affiliated with certain of our directors, purchased, and we directed allocations for, an aggregate of approximately $31.0 million of shares of our common stock in our initial public offering at the public offering price and on the same terms as the other purchasers in this offering and not pursuant to any pre-existing contractual rights or obligations.

Director and Executive Officer Compensation

See “Executive Compensation” and “Director Compensation” for information regarding compensation of directors and executive officers.

Employment Agreements

We have entered into employment agreements with our executive officers. For more information regarding these agreements, see “Executive Compensation — Narrative to Summary Compensation Table and Outstanding Equity Awards at 2018 Fiscal Year End.”

Investors’ Rights Agreement

We entered into an amended and restated investors’ rights agreement with the purchasers of our outstanding preferred stock and certain of our other stockholders, including entities with which certain of our directors are affiliated. As of December 31, 2018, the holders of approximately 19.4 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act.

Indemnification Agreements and Directors’ and Officers’ Liability Insurance

We have entered into indemnification agreements with each of our directors and executive officers. These agreements require us to, among other things, indemnify each director and executive officer to the fullest extent permitted by Delaware law, including indemnification of expenses such as attorneys’ fees, judgments, penalties fines and settlement amounts incurred by the director or executive officer in any action or proceeding, including any action or proceeding by or in right of us, arising out of the person’s services as a director or executive officer. We have obtained an insurance policy that insures our directors and executive officers against certain liabilities, including liabilities arising under applicable securities laws.

Policies and Procedures for Related Party Transactions

Our board of directors has adopted a written related person transaction policy setting forth the policies and procedures for the review and approval or ratification of related person transactions. This policy covers, with certain exceptions set forth in Item 404 of Regulation S-K under the Securities Act, any transaction, arrangement or relationship, or any series of similar transactions, arrangements or relationships in which we were or are to be a participant, where the amount involved exceeds $120,000 and a related person had or will have a direct or indirect material interest, including without limitation purchases of goods or services by or from the related person or entities in which the related person has a material interest, indebtedness, guarantees of indebtedness and employment by us of a related person. In reviewing and approving any such transactions, our audit committee is tasked to consider all relevant facts and circumstances, including but not limited to whether the transaction is on terms comparable to those that could be obtained in an arm’s length transaction with an unrelated third party and the extent of the related person’s interest in the transaction. All of the transactions described in this section occurred prior to the adoption of this policy.

Director Independence

As required under the Nasdaq Global Select Market (“Nasdaq”) rules and regulations, a majority of the members of a listed company’s board of directors must qualify as “independent,” as affirmatively determined by such board. The board of directors consults with the Company’s counsel to ensure that the board of directors’ determinations are consistent with all relevant securities and other laws and regulations regarding the definition of “independent,” including those set forth in pertinent Nasdaq listing standards, as in effect from time to time.

Consistent with these considerations, our board of directors has determined that all of our directors, other than Dr. Allen, qualify as “independent” directors in accordance with the Nasdaq listing requirements. Dr. Allen is not considered independent because he is an employee of Gritstone. The Nasdaq independence definition includes a series of objective tests, such as that the director is not, and has not been for at least three years, one of our employees and that neither the director nor any of his or her family members has engaged in various types of business dealings with us. In addition, as required by Nasdaq rules, our board of directors has made a subjective determination as to each independent director that no relationships exist, which, in the opinion of our board of directors, would interfere with the exercise of independent judgment in carrying out the responsibilities of a director. In making these determinations, our board of directors considered information provided by the directors and us with regard to each director’s business and personal activities and relationships as they may relate to us and our management. There are no family relationships among any of our directors or executive officers.

As required under Nasdaq rules and regulations, our independent directors meet in regularly scheduled executive sessions at which only independent directors are present. All of the committees of our board of directors are comprised entirely of directors determined by the board of directors to be independent within the meaning of Nasdaq and SEC rules and regulations applicable to the members of such committees.

ITEM 14. PRINCIPAL ACCOUNTING FEES AND SERVICES.

The following table provides information regarding the fees incurred to Ernst & Young LLP (“EY”) during the years ended December 31, 2018 and 2017. The audit committee approved all of the fees described below incurred since our initial public offering (“IPO”) in October 2018.

	Year Ended December 31,
	2018	2017
Audit Fees(1)	$2,044,000	$281,000
Audit-Related Fees(2)	—	—
Tax Fees(3)	22,000	—
All Other Fees(4)	3,000	—

Total Fees	$2,069,000	$281,000

(1)

Audit fees are fees for professional services for the audit of the Company’s 2018 and 2017 financial statements, the review of quarterly financial statements, and for services that are normally provided by the accountant in connection with other statutory and regulatory filings or engagements. Fees for the year ended December 31, 2018 include services associated with our IPO, which was completed in October 2018.

(2)	Audit-related fees are fees for assurance and related services that are reasonably related to the performance of the audit or review of a company’s financial statements.
(3)	Tax fees are fees for tax compliance, tax advice and tax planning.
(4)	Represents fees related to accessing Ernst & Young LLP’s online research database in 2018.

Pre-Approval Policies and Procedures

The audit committee or a delegate of the audit committee pre-approves, or provides pursuant to pre-approvals policies and procedures for the pre-approval of, all audit and non-audit services provided by its independent registered public accounting firm. This policy is set forth in the charter of the audit committee and is available at http://www.gritstoneoncology.com.

The audit committee approved all of the audit, audit-related, tax and other services provided by EY for 2017 and all of the audit, audit-related, tax and other services provided by EY in 2018 following our IPO in October 2018 and, in each case, the estimated costs of those services. Actual amounts billed, to the extent in excess of the estimated amounts, are periodically reviewed and approved by the audit committee.

PART IV

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES.

(a)    The following documents were filed as part of the Original Filing:

1.    Financial Statements. The financial statements of Gritstone Oncology, Inc. included in Part II, Item 8 of the Original Filing.

2.    Financial Statement Schedules. All schedules were omitted from the Original Filing because they were not applicable or the required information was shown in the financial statements or notes thereto.

3.    Exhibits. The exhibits listed on the Exhibit Index of the Original Filing.

(b)    The exhibit list in the Exhibit Index immediately preceding the signature page of this Amendment are being filed as part of this Amendment.

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

10.1(a)†	License Agreement, dated as of October 16, 2017, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of July 20, 2018, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.2(a)#	2018 Incentive Award Plan.	S-8	10/02/18	99.2	(A)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(d)

10.3#	Employment Agreement by and between Gritstone Oncology, Inc. and Andrew Allen, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.9

10.4#	Employment Agreement by and between Gritstone Oncology, Inc. and Matthew Hawryluk, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.10

10.5#	Employment Agreement by and between Gritstone Oncology, Inc. and Karin Jooss, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.11

10.6#	Employment Agreement by and between Gritstone Oncology, Inc. and Raphaël Rousseau, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.12

10.7#	Employment Agreement by and between Gritstone Oncology, Inc. and Roman Yelensky, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.13

10.8#	Employment Agreement by and between Gritstone Oncology, Inc. and Jean-Marc Bellemin, effective as of September 27, 2018.	S-1/A	09/17/18	10.14

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Date	Number

10.9(a)#	Employment Agreement by and between Gritstone Oncology, Inc. and Jayant Aphale, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.15

10.9(b)#	Transition and Separation Agreement by and between Gritstone Oncology, Inc. and Jayant Aphale, Ph D., effective as of December 7, 2018	10-K	03/28/19	10.9	(b)

10.10#	Employment Agreement by and between Gritstone Oncology, Inc. and Erin Jones, effective as of September 27, 2018.	S-1/A	09/17/18	10.16

10.11#	Non-Employee Director Compensation Program.	S-1/A	09/17/18	10.17

10.12#	2018 Employee Stock Purchase Plan.	S-8	10/02/18	99.3

10.13	Lease, dated as of November 11, 2015, by and between Gritstone Oncology, Inc. and Emery Station Joint Venture, LLC.	S-1	08/23/18	10.3

10.14	Lease, dated as of February 11, 2016, by and between Gritstone Oncology, Inc. and BMR-Sidney Research Campus LLC.	S-1	08/23/18	10.4

10.15	Office Building Net Lease, dated as of March 24, 2017, by and between Gritstone Oncology, Inc. and Hacienda Portfolio Venture, LLC.	S-1	08/23/18	10.5

10.16	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and Emery Station West, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.1

10.17	Lease Termination Agreement, by and between Gritstone Oncology, Inc. and Emery Station Joint Venture, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.2

10.18	Amended and Restated Investors’ Rights Agreement dated as of June 29, 2018, by and among Gritstone Oncology, Inc. and the investors listed therein.	S-1	08/23/18	10.2

10.19	Form of Indemnification Agreement.	S-1/A	09/17/18	10.18

23.1	Consent of Independent Registered Public Accounting Firm	10-K	03/28/19	23.1

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	10-K	03/28/19	31.1

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	10-K	03/28/19	31.2

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

31.3	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.4	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*	Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).	10-K	03/28/19	32.1

101.INS	XBRL Instance Document	10-K	03/28/19	101.INS

101.SCH	XBRL Taxonomy Extension Schema Document	10-K	03/28/19	101.SCH

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document	10-K	03/28/19	101.CAL

101.DEF	XBRL Taxonomy Extension Definition Linkbase Document	10-K	03/28/19	101.DEF

101.LAB	XBRL Taxonomy Extension Labels Linkbase Document	10-K	03/28/19	101.LAB

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document	10-K	03/28/19	101.PRE

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
*

The certification furnished as Exhibit 32.1 that accompanied the Original Filing is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Gritstone Oncology, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GRITSTONE ONCOLOGY, INC.

Date: April 18, 2019	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)