Form 10-Q
period 2019-03-31
Gritstone Oncology, Inc.
filed 2019-05-13
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2019

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 9, 2019, there were 35,718,873 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GRTS	The Nasdaq Global Select Market

Gritstone Oncology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone Oncology, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per

share amounts)

	March 31,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$34,572	$52,183
Marketable securities	97,590	100,927
Prepaid expenses and other current assets	2,838	4,526
Total current assets	135,000	157,636
Property and equipment, net	15,652	29,494
Operating lease right-of-use assets	22,018	—
Deposits and other long-term assets	2,817	2,428
Total assets	$175,487	$189,558
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,622	$4,825
Accrued compensation	1,694	3,951
Accrued liabilities	803	992
Lease liabilities, current portion	2,574	—
Deferred revenue, current portion	5,419	5,340
Total current liabilities	14,112	15,108
Deferred rent, net of current portion	—	1,353
Other non-current liabilities	2	12
Lease financing obligation, net of current portion	—	10,490
Lease liabilities, net of current portion	17,104	—
Deferred revenue, net of current portion	12,047	13,473
Total liabilities	43,265	40,436
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized at March 31, 2019 and December 31, 2018; no shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2019 and December 31, 2018; 29,024,382 and 28,823,130 shares issued and outstanding at March 31, 2019 and December 31, 2018, respectively	16	16
Additional paid-in capital	276,703	275,593
Accumulated other comprehensive income (loss)	67	(85)
Accumulated deficit	(144,564)	(126,402)
Total stockholders’ equity	132,222	149,122
Total liabilities and stockholders’ equity	$175,487	$189,558

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2019	2018
Collaboration revenue	$1,347	$—
Operating expenses:
Research and development	15,899	11,401
General and administrative	4,377	2,038
Total operating expenses	20,276	13,439
Loss from operations	(18,929)	(13,439)
Interest income, net	920	63
Net loss	(18,009)	(13,376)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities, net of tax	152	(15)
Net and comprehensive loss	$(17,857)	$(13,391)
Net loss per share, basic and diluted	$(0.62)	$(6.03)
Weighted-average number of shares used in computing net loss per share, basic and diluted	28,938,891	2,217,726

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended March 31, 2019:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	28,823,130	$16	$275,593	$(85)	$(126,402)	$149,122
Cumulative effect of adopting new accounting standard (Note 2)	—	—	—	—	—	—	(153)	(153)
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	152	—	152
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	51,314	—	17	—	—	17
Issuance of common stock upon exercise of stock options	—	—	149,938	—	86	—	—	86
Stock-based compensation	—	—	—	—	1,007	—	—	1,007
Net loss	—	—	—	—	—	—	(18,009)	(18,009)
Balance at March 31, 2019	—	$—	29,024,382	16	276,703	67	(144,564)	132,222

Three Months Ended March 31, 2018:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2017	17,797,529	$156,937	2,152,525	$1	$2,045	$(74)	$(61,627)	$97,282
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(15)	—	(15)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	63,048	—	22	—	—	22
Issuance of common stock upon exercise of stock options	—	—	8,194	—	6	—	—	6
Exercise of common stock warrants			40,257	—	13			13
Stock-based compensation	—	—	—	—	354	—	—	354
Net loss	—	—	—	—	—	—	(13,376)	(13,376)
Balance at March 31, 2018	17,797,529	$156,937	2,264,024	$1	$2,440	$(89)	$(75,003)	$84,286

Gritstone Oncology, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2019	2018
Operating activities
Net loss	$(18,009)	$(13,376)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,036	909
Net amortization of premiums and discounts on marketable securities	(519)	(103)
Stock-based compensation	1,007	354
Non-cash operating lease expense	1,344	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	778	(41)
Deposits and other long-term assets	(389)	—
Accounts payable	(235)	(642)
Accrued compensation	(2,257)	(1,186)
Accrued and other non-current liabilities	104	(872)
Deferred rent	—	(103)
Lease liability	(640)	—
Deferred revenue	(1,347)	—
Net cash used in operating activities	(19,127)	(15,060)
Investing activities
Purchase of marketable securities	(9,592)	—
Maturities of marketable securities	13,600	7,470
Purchase of property and equipment	(2,578)	(1,692)
Net cash provided by investing activities	1,430	5,778
Financing activities
Proceeds from issuance of common stock, net of issuance costs	86	9
Net cash provided by financing activities	86	9
Net decrease in cash, cash equivalents and restricted cash	(17,611)	(9,273)
Cash, cash equivalents and restricted cash at beginning of period	53,175	39,999
Cash, cash equivalents and restricted cash at end of period	$35,564	$30,726
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$513	$328
Remeasurement of operating lease right-of-use asset for lease modification	$1,779	$—

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

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s financial statements as of and for the year ended December 31, 2018, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 28, 2019.

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had cash, cash equivalents, and marketable securities of $132.2 million and $153.1 million as of March 31, 2019 and December 31, 2018, respectively. The Company had an accumulated deficit of $144.6 million and $126.4 million as of March 31, 2019 and December 31, 2018, respectively. The Company had net losses of $18.0 million and $13.4 million for the three months ended March 31, 2019 and 2018, respectively, and net cash used in operating activities of $19.1 million and $15.1 million for the three months ended March 31, 2019 and 2018, respectively. To date, none of the Company’s drug candidates have been approved for sale and therefore the Company has not generated any revenue from contracts with customers. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses in the condensed financial statements and accompanying notes during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical and preclinical study trial accruals, fair value of assets and liabilities the present value of lease liabilities and the corresponding right-of-use assets, and the fair value of common stock and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

	March 31,	December 31,
	2019	2018
Cash and cash equivalents	$34,572	$52,183
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$35,564	$53,175

Leases

Prior to January 1, 2019, the Company rented its office space and facilities under non-cancelable operating lease agreements and recognizes related rent expense on a straight-line basis over the term of the lease. The Company’s lease agreements contained rent holidays, scheduled rent increases, and renewal options. Rent holidays and scheduled rent increases were included in the determination of rent expense to be recorded ratably over the lease term. The Company did not assume renewals in its determination of the lease term unless they were deemed to be reasonably assured at the inception of the lease. The Company began recognizing rent expense on the date that it obtained the legal right to use and control the leased space. Deferred rent consisted of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings the Company occupied.

Funding of leasehold improvements by the Company’s landlord was accounted for as a tenant improvement allowance and recorded as current and non-current deferred rent liabilities and amortized on a straight-line basis as a reduction of rent expense over the term of the lease.

In certain arrangements, the Company was involved in the construction of improvements to buildings it was leasing. To the extent the Company was involved with the structural improvements of the construction project or takes construction risk, the Company was considered to be the owner of the building and related improvements for accounting purposes during the construction period. The Company recorded the fair value of the building and related improvements subject to the lease within property and equipment on the balance sheet. The Company also recorded a corresponding lease financing obligation on its balance sheet representing the amounts financed by the lessor for the building and lessor financed improvements. Lessor financed improvement incentives due but not yet received of $1.2 million at December 31, 2017 were recorded as prepaid expense and other current assets on the condensed balance sheet. Such amounts were fully collected in April 2018. Once a construction project was complete, the Company considered the requirements for sale-leaseback accounting treatment. If the Company concluded the arrangement did not qualify for sale-leaseback accounting treatment, the building and related improvements remained on the Company’s condensed balance sheet and were subject to depreciation and assessment of impairment.

For such arrangements, at both pre and post the construction period, the Company bifurcated its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building had been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense in the condensed statements of operations and comprehensive loss. The portion of the lease payments allocated to the building were further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the lease financing obligation. The interest rate used for the lease financing obligation represented the Company’s estimated incremental borrowing rate at the inception of the lease, adjusted to reduce any built in loss.

Subsequent to January 1, 2019, the Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets, lease liabilities, current portion, and lease liabilities, net of current portion in our condensed balance sheet at March 31, 2019. The Company has elected not to recognize on the condensed balance sheet leases with terms of one year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term.  In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The Company recognizes lease expense on a straight-line basis over the expected lease term.

The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component.  The lease components resulting in a right-of-use asset have been recorded on the condensed balance sheet and amortized as lease expense on a straight-line basis over the lease term.

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

Recently Issued Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 limits the amount of credit losses to be recognized for available-for-sale debt securities to the amount by which carrying value exceeds fair value and also requires the reversal of previously recognized credit losses if fair value increases. The new standard will be effective on January 1, 2020. Early adoption is permitted. The Company is currently evaluating the effect that the updated standard will have on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement.  ASU No. 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements and requires companies to disclose certain information. The new standard will be effective for fiscal years, and interim periods within those year, beginning after December 15, 2019. The Company is currently evaluating the impact of adopting this accounting update on its financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that year. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company is currently evaluating the impact of adoption on its financial statements.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606 , which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under Topic 606 when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently assessing the impact of this standard on its condensed financial statements.

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of lease liabilities and right-of-use (ROU) assets on the balance sheet arising from lease transactions at the lease commencement date and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method in which the new lease standard is applied at the adoption date and recognized as a cumulative-effect adjustment to retained earnings without adjustment to comparative periods (collectively “Topic 842”). The amendment has the same effective date and transition requirements as the new lease standard.

The Company adopted this standard on January 1, 2019 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs, where applicable. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio. The Company elected the post-transition practical expedient to not separate lease components from non-lease components for all existing lease classes. The Company also elected a policy of not recording leases on its condensed balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The impact of the adoption of Topic 842 on the accompanying condensed balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to Adoption of Topic 842	January 1, 2019
Property and equipment, net	$29,494	$(14,524)	$14,970
Operating lease right-of-use assets	$-	$14,224	$14,224
Operating liabilities:
Lease liabilities, current portion	$-	$2,200	$2,200
Accrued liabilities	$992	$(475)	$517
Deferred rent, net of current portion	$1,353	$(1,353)	$-
Lease financing obligation, net of current portion	$10,490	$(10,490)	$-
Lease liabilities, net of current portion	$-	$8,980	$8,980
Accumulated deficit	$(126,402)	$(153)	$(126,555)

The adjustments due to the adoption of Topic 842 primarily related to the recognition of operating lease ROU Assets and lease liabilities for the Company’s operating leases. In addition, the adoption of Topic 842 resulted in a change in classification of build-to-suit component of our lease in Pleasanton, California to an operating lease and resulted in the derecognition of the $15.4 million capitalized building and related accumulated depreciation of $0.9 and $10.5 million financing lease obligation, as the Company had been deemed to own the building under legacy GAAP (Note 6). The Company also recorded an insignificant reduction to opening accumulated deficit as of January 1, 2019 as a result of the adoption of Topic 842.

The impact of the adoption of Topic 842 on the accompanying condensed statements of operations was not material.

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and has presented the analysis of changes in stockholders’ equity in its interim financial statements in this Form 10-Q for the quarter ending March 31, 2019. Adoption of these SEC amendments did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”). ASU No. 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU No. 2018-07 is effective for annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. The Company adopted the standard during the quarter ended March 31, 2019, which did not have a material impact on its financial statements and related disclosures.

3.	Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	March 31, 2019
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$28,813	$—	$—	$28,813
Commercial paper	55,212	48	—	55,260
Corporate debt securities	43,310	20	—	43,330
	$127,335	$68	$—	$127,403
Classified as:
Cash equivalents				$29,813
Marketable securities				97,590
Total				$127,403

	December 31, 2018
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Money market funds	$36,148	$—	$—	$36,148
Commercial paper	45,244	—	(40)	45,204
Corporate debt securities	67,815	1	(46)	67,770
	$149,207	$1	$(86)	$149,122
Classified as:
Cash equivalents				$48,195
Marketable securities				100,927
Total				$149,122

All marketable securities held as of March 31, 2019, had contractual maturities of less than one year. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three months ended March 31, 2019 and 2018.

See Note 4 for further information regarding the fair value of our financial instruments.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2019
Description	Total	Level 1	Level 2	Level 3
Money market funds	$28,813	$28,813	$—	$—
Commercial paper	55,260	—	55,260	—
Corporate debt securities	43,330	—	43,330	—
Total	$127,403	$28,813	$98,590	$—

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Money market funds	$36,148	$36,148	$—	$—
Commercial paper	45,204	—	45,204	—
Corporate debt securities	67,770	—	67,770	—
Total	$149,122	$36,148	$112,974	$—

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

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of our financial instruments.

5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31,	December 31,
	2019	2018
Computer equipment and software	$619	$470
Furniture and fixtures	974	935
Laboratory equipment	17,548	16,406
Leasehold improvements	3,081	3,063
Buildings and related improvements capitalized under a lease financing transaction	—	15,371
Construction in progress	370	—
	22,592	36,245
Less accumulated depreciation and amortization	(6,940)	(6,751)
Total property and equipment, net	$15,652	$29,494

Depreciation and amortization expense was $1.0 million and $0.9 million for the three months ended March 31, 2019 and 2018.

6.	Commitments and Contingencies

Leases

In November 2015, the Company entered into an 84-month non-cancelable operating lease, effective March 2016, for a facility in Emeryville, California, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $50,000. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. In September 2018 the Emeryville lease was amended whereby the Company entered into a 12-month operating lease for additional temporary space. The Company may terminate the temporary space lease agreement with 30 days advanced written notice to the landlord.

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed balance sheet as of March 31, 2019. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent will commence on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $10.4 million ROU Asset and a $10.7 million lease liability on the condensed balance sheet as of March 31, 2019.

In connection with the new lease agreement, the Company also entered into an agreement (the “Lease Termination Agreement”) to early terminate the Company’s existing lease dated November 2015, for its current premises. The current lease will terminate effective no later than 60 days after the rent commencement date under the new lease, which in October 2019. The Company accounted for the Lease Termination Agreement as a separate contract and recorded an adjustment of $1.8 million, which is included within the March 31, 2019 condensed balance sheet, to the ROU Asset and lease liability to reflect the remaining term of the modified agreement through October 2019.

In February 2016, the Company entered into a 67-month non-cancelable operating lease effective October 2016 for a facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long term assets on the Company’s condensed balance sheet as of March 31, 2019. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation. The Company recorded the tenant allowance received as leasehold improvements under the property and equipment account and deferred rent liability on the accompanying condensed balance sheets. Upon adoption of Topic 842, the deferred rent liability was reclassified against the ROU Asset on the condensed balance sheet as of January 1, 2019.

In March 2017, the Company entered into a noncancelable operating lease (the “Pleasanton Lease”) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the “Pleasanton Facility”). Subsequently, in April 2017, the Company took possession of the space. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced in December 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility. The scope of the tenant improvements did not qualify under the lease accounting guidance as “normal tenant improvements” and the Company was deemed owner of the leased building during the construction period for accounting purposes. The Company had therefore capitalized the $9.3 million fair value of the leased building within property and equipment, net, and recognized a corresponding non-current lease financing obligation in the condensed balance sheet as of December 31, 2018. The fair value of the leased building was estimated using a market approach that utilized comparable observable sales for similar assets (Level 2 inputs). The Company had also recognized building improvements totaling $6.1 million for additions to the leased building incurred by the Company during the construction period, of which $1.2 million were due but had not yet been received from the landlord as of December 31, 2017 and were recorded as an increase to the lease financing obligation and prepaid and other current assets on the condensed balance sheet at that time. Such amounts were subsequently reimbursed by the landlord in April 2018. In November 2017, construction on the Pleasanton Facility was substantially completed and the leased property was placed into service. The Company determined the completed construction project did not qualify for sale-leaseback accounting due to the collateral held by the landlord in the form of a letter of credit and instead was accounted for as a financing lease transaction. The leased building for the Pleasanton Facility and related improvements remained on the Company’s balance sheet as of December 31, 2018 and rental payments associated with the Pleasanton Lease were allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease financing obligation.

Upon adoption of Topic 842, the Company analyzed the Pleasanton lease under the new guidance and determined that the lease would be classified as an operating lease under legacy GAAP. Additionally, given the Company had previously recognized the building and financing lease obligation solely as a result of the transactions build to suit designation under legacy GAAP, the Company derecognized the $14.5 million leased building and $10.5 million lease financing obligation from the condensed balance sheet on January 1, 2019. The unamortized tenant improvement allowance of $4.0 million and was recognized as a component of ROU Assets on January 1, 2019. The Company also recorded a $0.2 million reduction to opening accumulated deficit as of January 1, 2019.

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million, of which the remaining amount of $0.9 million as of January 1, 2019 was reclassified to the ROU Asset on the condensed balance sheet upon adoption of Topic 842. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and was reclassified to the ROU Assets on the condensed balance sheet upon adoption of Topic 842 on January 1, 2019. The remaining security deposit is recorded in deposits and other long term assets on the Company’s condensed balance sheet as of March 31, 2019.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed statements of operations and comprehensive loss, were as follows (in thousands):

Three Months Ended March 31,
2019
Lease cost
Operating lease cost	$1,344
Short-term lease cost	56
Total lease cost	$1,400

Supplemental information related to leases was as follows (in thousands):

Three Months Ended March 31,
2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$640
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$10,542
Weighted average remaining lease term (years):
Operating leases	7.6
Weighted average discount rate:
Operating leases	9.0%

As of March 31, 2019, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Operating Leases
Year ending December 31:
2019 (remaining nine months)	$2,386
2020	5,058
2021	4,267
2022	3,623
2023	3,337
Thereafter	15,876
Total minimum payments	$34,547
Less: Amounts representing interest	(10,836)
Less: Amounts representing tenant improvement allowance	(4,033)
Present value of future minimum lease payments	19,678
Less: Current portion of lease liability	(2,574)
Noncurrent portion of lease liability	$17,104

The amount representing the tenant improvement allowance is expected to be received by the Company concurrent with the completion of construction in late 2019.

Agreement with CRO

In September 2017, the Company entered into a contract research and development agreement with a third party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. Under the agreement, the Company paid an upfront payment of $0.5 million to the CRO. The upfront payment was capitalized and recognized as research and development expense using the straight-line method over the term of the agreement, which is one year and ended on December 31, 2018. During the year ended December 31, 2018, the Company recognized a total of $1.1 million of research and development expense under the agreement. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of March 31, 2019. During the three months ended March 31, 2019, the Company recognized an insignificant amount of research and development expense under the agreement. During the three months ended March 31, 2018, the Company recognized a total of $0.3 million of research and development expense under the agreement.

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

7.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Prepaid research and development-related expenses	$1,461	$1,789
Prepaid insurance	650	966
Prepaid rent	-	860
Interest and other receivables	227	462
Other	500	449
Total prepaid expenses and other current assets	$2,838	$4,526

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2019	2018
Lease security deposit	$1,021	$632
Restricted cash	992	992
Prepaid research and development-related expenses	554	554
Other	250	250
Total deposits and other long-term assets	$2,817	$2,428

8.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (“Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T-cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the Collaboration Agreement. None of these events had occurred as of March 31, 2019 and no royalties were due from the sale of licensed products.

bluebird may terminate the Collaboration Agreement by giving a 120 day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early the agreement has a term that ends upon the last payment owed by Gritstone on a licensed product. The Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party or bankruptcy of the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to bluebird under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, all of bluebird’s payment obligations that have not yet accrued related to future milestone and royalty payments will be reduced by fifty percent for the remainder of the agreement term.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of March 31, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended March 31, 2019, the Company has recognized $1.3 million as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $17.5 million is recorded on the condensed balance sheet in both current and long-term liabilities as of March 31, 2019, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Changes in the deferred revenue balance during the three months ended March 31, 2019 are as follows (in thousands):

Deferred Revenue
Balance at January 1, 2019	$18,813
Additions	—
Deductions	(1,347)
Balance at March 31, 2019	$17,466

There were no receivables or net contract assets recorded as of March 31, 2019 associated with the Collaboration Agreement.

The Company expensed all incremental costs of obtaining Collaboration Agreement as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement by and between Arbutus Biopharma Corporation (“Arbutus”) and Protiva Biotherapeutics Inc. a wholly owned subsidiary of Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property including patents and know-how relating to immunotherapy. Under this license agreement, the Company paid an upfront payment of $5.0 million which was included in research and development expenses during 2017. The Company also reimbursed Arbutus for materials and personnel costs totaling $0.2 million, which were included in research and development expenses during 2017. During the three months ended March 31, 2019 and 2018, the Company reimbursed Arbutus for an insignificant amount for materials and personnel costs. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties of not more than 3.5% on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE-001 by the U.S. Food and Drug Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. None of the other events had occurred as of March 31, 2019 and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial, in December 2018 the Company recorded $50,000 to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of March 31, 2019 and no royalties were due from the sales of licensed products. The Company also issued a ten-year warrant to the cancer center for the right to purchase 40,257 shares of its common stock at $0.35 per share. The estimated fair value of the warrant was not significant and was included in research and development expense and additional paid-in-capital. The warrant was exercised in full in January 2018.

9.	Convertible Preferred Stock and Common Stock

Convertible Preferred Stock

The Company’s Series A, Series B and Series C convertible preferred stock has various features, including convertibility and non-cumulative dividends. The Company determined that none of the features required bifurcation from the underlying shares, either because they are clearly and closely related to the underlying shares or because they do not meet the definition of a derivative. The Series A, Series B and Series C convertible preferred stock are considered permanent equity and have not been accreted up to their redemption value. The Second and Third Tranche rights are considered to be mutual options as neither the purchasers nor the Company have a commitment or obligation to purchase or sell additional shares. As such, these rights are not accounted for separately. Moreover, in any such redemption (i.e. deemed liquidation) all equity holders (common and preferred) will receive the same form of consideration. The preferred stockholders cannot contractually redeem their shares, or redeem their shares through separate negotiation, without the Company’s common stockholders being able to also redeem their shares for the same form of consideration.

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

At March 31, 2019 and December 31, 2018, there were 10,000,000 shares of convertible preferred stock authorized and no shares were outstanding.

Prior to the conversion of the convertible preferred stock upon closing of the IPO in October 2018, the rights, preferences, and privileges of the convertible preferred stock were as follows:

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

Dividends Rights

The holders of Series A, Series B and Series C convertible preferred stock are entitled to receive dividends, from any assets legally available, prior and in preference to any declaration or payment of any dividend to the common stockholders, at the rate of 8% of the original issue price (as determined on a per annum basis and on an as-converted basis). Such dividends are payable if and when declared by the Board of Directors and are not cumulative. After payment of such dividends, any additional dividends shall be distributed among the holders of the Series A, Series B and Series C convertible preferred stock and common stock pro rata based on the number of shares of common stock then held by each holder (assuming conversion of all such preferred stock into common stock). No such dividends were ever declared or accrued.

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

2018 Employee Stock Purchase Plan

In September 2018, the Company’s board of directors approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). The 2018 ESPP became effective on September 28, 2018. A total of 282,334 shares were initially reserved for issuance under the 2018 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2018 ESPP will increase automatically each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (1) 1% of the shares of common stock outstanding on December 31 of the preceding calendar year or (2) such lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued under the 2018 ESPP is 5,000,000. Our initial purchase period commences in the second half of 2019.

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended March 31,
	2019	2018
Expected dividend yield	— %	—%
Expected term	6.03 years	6.07 years
Risk-free interest rate	2.55%	2.65%
Expected volatility	87%	89%

Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $8.82 and $0.34 per share during the three months ended March 31, 2019, and 2018, respectively.

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	2,695,110	2,429,859	$5.31	8.86	$25,646
Authorized	1,160,000
Granted	(877,498)	877,498	$12.02
Exercised		(149,938)	$0.58
Cancelled	89,871	(89,871)	$8.19
Repurchased	3,381		$0.35
Balance at March 31, 2019	3,070,864	3,067,548	$7.38	9.01	$19,527
Vested and exercisable – March 31, 2019		662,396	$2.51	8.26	$7,149
Vested and expected to vest – March 31, 2019		3,051,981	$6.85	8.87	$20,936

For the three months ended March 31, 2019 and 2018, the total intrinsic value of stock option awards exercised was $2.0 million and $0.02 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At March 31, 2019, $14.5 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 3.34 years. The total fair value of shares vested during the period ended March 31, 2019 was $1.0 million.

Stock-based compensation expense and awards granted to non-employees were not material for either the three months ended March 31, 2019 or March 31, 2018.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees and consultants, before taxes is as follows (in thousands):

	Three Months Ended March 31,
	2019	2018
Research and development expenses	$694	$275
General and administrative expenses	313	79
Total	$1,007	$354

11.	Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2019	2018
Numerator:
Net loss	$(18,009)	$(13,376)
Denominator:
Weighted-average common shares outstanding, basic and diluted	28,938,891	2,217,726
Net loss per share, basic and diluted	$(0.62)	$(6.03)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2019	2018
Convertible preferred stock	—	17,797,529
Options issued and outstanding	3,067,548	1,754,569
Early exercised common stock subject to future vesting	172,272	446,110
Total	3,239,820	19,998,208

12.	Subsequent Events

In April 2019, the Company completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share, which excludes the underwriters’ 30 day option to purchase up to 975,000 additional shares. The Company received aggregate net proceeds of approximately $69.6 million, after deducting underwriting discounts and commissions and offering costs.

On May 7, 2019, the Company entered into a new operating lease for 3,223 square feet of office space located in Pleasanton, California. The new lease has a term of 64 months and provides for annual base rent of approximately $0.1 million, which increases on a yearly basis.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2018. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

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

We initiated a first-in-human Phase 1/2 clinical trial of GRANITE-001, our first personalized immunotherapy product candidate, in the fourth quarter of 2018, evaluating it in the treatment of common solid tumors, including metastatic non-small cell lung cancer and gastroesophageal, bladder and colorectal cancers, in each case in combination with checkpoint inhibitors provided by our collaborator, Bristol-Myers Squibb Company, or BMS. We dosed our first patient in the first quarter of 2019. The Phase 1 portion of our Phase 1/2 trial will seek to establish a dose for further investigation in Phase 2 and to evaluate safety, tolerability and, importantly, immunogenicity of our product candidate. We will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types. Our second tumor-specific product candidate series, SLATE, will utilize the same antigen delivery system as GRANITE-001 but contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, providing us with an off-the-shelf alternative to our personalized manufactured product candidate, GRANITE-001. In April 2019, the U.S. Food and Drug Administration, or FDA, agreed in principle that we may submit an Investigational New Drug application, or IND, for SLATE that leverages existing non-clinical data, including toxicology data, thus enabling acceleration of our expected IND filing date into the second quarter of 2019. In addition, we have a patient screening protocol running at several clinical sites, which we anticipate will further expedite early identification of SLATE-eligible patients. We now expect to initiate a Phase 1/2 clinical trial of SLATE-001 in combination with immune checkpoint inhibitors for the treatment of patients with advanced solid tumors, including metastatic lung cancer, pancreatic cancer and colorectal cancer, in mid-2019.

We are developing a second immunotherapy platform targeting shared tumor antigens, including shared TSNA, which relies upon BiSAb. BiSAb have been shown by others to exhibit early evidence of efficacy in B cell malignancies, using B cell-specific targets such as CD19, CD20 and BCMA, and our goal is to extend this concept into the treatment of solid tumors using our novel approach to identify tumor-specific antigens and antibody fragments against such targets. Our BiSAb approach uses an antibody fragment to recognize a tumor antigen and, in the same molecule, a different antibody fragment to recognize immune effector cells. These therapeutics aim to refocus immune effector cells specifically upon the tumor through antibody-driven recognition of tumor-specific antigens. We use our EDGE platform to identify novel solid tumor-specific antigens and develop antibody fragments that bind tightly and with high specificity to these targets. These antibody fragments are deployed within a bispecific antibody framework to form novel “drug-in-a-bottle” therapeutic candidates. We expect this program to generate a development candidate in the second half of 2019.

Beyond TSNA-directed therapeutics, we are leveraging our expertise in cancer genomics and our tumor antigen discovery platform to identify novel peptide sequences (not mutated) that may be shared across common tumor types (shared tumor antigens), which we believe are likely to have value as targets to direct T cells onto tumors specifically. Shared tumor antigen targets enable us to opportunistically partner or develop additional therapeutic approaches to redirect T cells onto tumors using these highly specific targets. These approaches include (1) our SLATE series of “off-the-shelf” product candidates, including shared tumor antigens in our heterologous prime-boost platform, (2) modifying the receptors of the patient’s own T cells to help them recognize tumor targets (adoptive T cell therapy), and (3) using small adapter proteins that have two recognition arms—one for tumors and one for T cells (bispecific antibodies), as noted above. In August 2018, we announced our collaboration supporting this strategy with bluebird bio, Inc., or bluebird bio, whereby we will identify up to ten tumor-specific targets and associated T cell receptors for therapeutic application within bluebird bio’s cell therapy platform.

We have funded our operations to date primarily from private placements of our convertible preferred stock, the net proceeds from our initial public offering, or IPO, which we completed in October 2018, and from our follow-on public offering, which we completed in April 2019, as well as cash proceeds from bluebird under the collaboration agreement we entered into in August 2018, or the bluebird Collaboration Agreement. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. GRANITE-001, SLATE-001 and the BiSAb program will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

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

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $18.0 million and $13.4 million for the three months ended March 31, 2019 and 2018, respectively. As of March 31, 2019, we had an accumulated deficit of $144.6 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our personalized cancer immunotherapy through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

In April 2019, the Company completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share, which excludes the underwriters’ 30 day option to purchase up to 975,000 additional shares. We received aggregate net proceeds from the offering of approximately $69.6 million, after deducting underwriting discounts and commissions and offering costs.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2019, we recognized $1.3 million of revenue from the bluebird Collaboration Agreement. No revenue was recognized for the three months ended March 31, 2018.

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

Operating Expenses

Research and Development Expenses

Since our inception, we have focused significant resources on our research and development activities, including conducting preclinical studies, manufacturing development efforts and related development activities for our product candidates.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. Under this agreement, we made an upfront payment of $5.0 million, which was included in research and development expenses during the year ended December 31, 2017. Following the acceptance of our investigational new drug application for GRANITE-001 by the U.S. Food and Drug Administration, we made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. During the three months ended March 31, 2019 and 2018, we reimbursed Arbutus an insignificant amount for materials and personnel costs.

We expect our research and development expenses to increase substantially in the future as we advance our cancer immunotherapy candidates into and through clinical studies and pursue regulatory approval. Conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming and such clinical studies generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section entitled “Risk Factors” included in Part II, Section 1A and elsewhere in this report.

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

Interest Income, Net

Interest income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities, and interest expense on our lease financing obligation, which was derecognized on January 1, 2019 in connection with the Company’s adoption of ASU No. 2016-02, Leases (Topic 842).

Results of Operations

Comparison of the Three Months Ended March 31, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2019	2018	Change
Collaboration revenue	$1,347	$—	$1,347
Operating expenses:
Research and development	15,899	11,401	4,498
General and administrative	4,377	2,038	2,339
Total operating expenses	20,276	13,439	6,837
Loss from operations	(18,929)	(13,439)	(5,490)
Interest income, net	920	63	857
Net loss	$(18,009)	$(13,376)	$(4,633)

Collaboration Revenue

Collaboration revenue was $1.3 million for the three months ended March 31, 2019. No collaboration revenue was recognized for the three months ended March 31, 2018. The increase was due to recognition of revenue during the period pursuant to the bluebird Collaboration Agreement which we entered into in August 2018.

Research and Development Expenses

Research and development expenses were $15.9 million for the three months ended March 31, 2019 compared to $11.4 million for the three months ended March 31, 2018, respectively.

The increase of $4.5 million for the three months ended March 31, 2019 compared to the three months ended March 31, 2018 was primarily due to increases in personnel related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables, and facilities expenses. Personnel related costs increased by $1.8 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $0.6 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $0.8 million, and reflect our increased research and development personnel. Facility related expenses increased by $1.2 million to accommodate our manufacturing expansion and increased research and development personnel and due to the Company’s adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease, whereby the full rental payment on this lease is treated as an operating expense post January 1, 2019. Milestone and license payments increased $0.1 million to reflect payments made under certain agreements.

General and Administrative Expenses

General and administrative expenses were $4.4 million for the three months ended March 31, 2019 compared to $2.0 million for the three months ended March 31, 2018. The increase of $2.4 million was primarily attributable to a $0.8 million increase in personnel related costs as we expanded our headcount, and a $1.5 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility related expenses increased by $0.1 million to accommodate our increased general and administrative personnel.

Interest Income, Net

Interest income, net was $0.92 million for the three months ended March 31, 2019 compared to $63,000 for the three months ended March 31, 2018. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $0.86 million was due to a higher average cash, cash equivalents and marketable securities balance in 2019 than in 2018 and decreased interest expense incurred on our lease financing obligation due to the Company’s adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2019, we have funded our operations primarily through private placements of our convertible preferred stock, our Collaboration Agreement with bluebird, and the proceeds of our IPO. We have raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird.

In October 2018, we completed our initial public offering by issuing 6,854,202 shares of our common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an offering price of $15.00 per share, for net proceeds of approximately $92.6 million, after deducting underwriting discounts and commissions and offering costs.

In April 2019, the Company completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share, which excludes the underwriters’ 30 day option to purchase up to 975,000 additional shares. We received aggregate net proceeds from the offering of approximately $69.6 million, after deducting underwriting discounts and commissions and offering costs.

As of March 31, 2019, we had cash, cash equivalents, and marketable securities of $132.2 million and an accumulated deficit of $144.6 million, compared to cash, cash equivalents, and marketable securities of $153.1 million and an accumulated deficit of $126.4 million as of December 31, 2018.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $144.6 million through March 31, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial of GRANITE-001, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE-001, which we expect to initiate in mid-2019;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2019	2018
Cash used in operating activities	$(19,127)	$(15,060)
Cash provided by investing activities	1,430	5,778
Cash provided by financing activities	86	9
Net decrease in cash and cash equivalents	$(17,611)	$(9,273)

Cash Used in Operating Activities

During the three months ended March 31, 2019, cash used in operating activities was $19.1 million, which consisted of a net loss of $18.0 million, adjusted by non-cash charges of $2.8 million and cash used due to changes in our operating assets and liabilities of $3.9 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.0 million, stock-based compensation of $1.0 million, and non-cash operating lease expense of $1.3 million, offset by $0.5 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to a decrease of $3.0 million in accrued compensation, accounts payable, and other accrued liabilities primarily as a result of the payment of bonuses, a decrease of $1.3 million in deferred revenue as a result of revenue recognized during the three months ended March 31, 2019, offset by a net increase of $0.4 million in prepaid expenses and deposits.

During the three months ended March 31, 2018, cash used in operating activities was $15.1 million, which consisted of a net loss of $13.4 million, adjusted by non-cash charges of $1.1 million and cash used due to changes in our operating assets and liabilities of $2.8 million. The non-cash charges consisted primarily of depreciation and amortization expense of $0.8 million and stock-based compensation of $0.4 million, offset by $0.1 million amortization of marketable securities. The change in our operating assets and liabilities was primarily due to a decrease of $0.6 million in accounts payable, a decrease of $1.2 million in accrued compensation, and a decrease of $1.0 million in accrued and other liabilities and deferred rent.

Cash Provided By Investing Activities

During the three months ended March 31, 2019, cash provided by investing activities was $1.4 million, which consisted of $13.6 million in proceeds from the maturity of marketable securities offset by $9.6 million in purchases of marketable securities and $2.6 million of capital expenditures to purchase property and equipment.

During the three months ended March 31, 2018, cash provided by investing activities was $5.8 million, which consisted of $7.5 million in proceeds from the maturity of marketable securities, offset by $1.7 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2019, cash provided by financing activities was $86,000, which primarily consisted of proceeds from the exercise of stock options.

During the three months ended March 31, 2018, cash provided by financing activities was insignificant and consisted of proceeds from the exercise of stock options.

Since our inception through March 31, 2019, we have raised an aggregate of approximately $177.9 million through the issuance and sale of shares of our convertible preferred stock, net of $0.4 million in issuance costs, which we have used to fund our operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$34,547	$2,386	$9,325	$6,960	$15,876
Total obligations	$34,547	$2,386	$9,325	$6,960	$15,876

(1) See Note 6 to our condensed financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million in relation to a license agreement. During the three months ended March 31, 2019 and 2018 no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. Under the agreement, we paid an upfront payment of $0.5 million to the CRO. The upfront payment was capitalized and was recognized as research and development expense using the straight-line method over the term of the agreement, which was one year ending on December 31, 2018. During the year ended December 31, 2018, the Company recognized a total of $1.1 million of research and development expense under the agreement. During the three months ended March 31, 2019, the Company recognized an insignificant amount of research and development expense under the agreement. During the three months ended 2018, the Company recognized a total of $0.3 million of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of March 31, 2019 or 2018. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operation is based on our unaudited condensed financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical study trial accruals, fair value of assets and liabilities, and the fair value of common stock and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Other than adoption of Topic 842, Leases, there have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2018 with the SEC on March 28, 2019. For a description of our critical accounting policies, please refer to our Annual Report on Form 10-K we filed with the SEC on March 28, 2019.

Leases

Prior to January 1, 2019, we assessed agreements to determine whether the arrangement was or contained a lease at the inception of the arrangement and if such a lease is classified as a financing or operating lease. For all of our leases accounted for as operating leases, the lease expense was expensed on a straight-line basis over the term of the lease. Our lease agreements contained rent holidays, scheduled rent increases and renewal options. Rent holidays and scheduled rent increases were included in the determination of rent expense and recorded ratably over the lease term. We did not assume renewals in its determination of the lease term unless they were deemed to be reasonably assured at the inception of the lease. We begin recognizing rent expense on the date that we obtain the legal right to use and control the leased space. Deferred rent consisted of the difference between cash payments and the recognition of rent expense on a straight-line basis for the buildings we occupied.

Funding of leasehold improvements by our landlord was accounted for as a tenant improvement allowance and recorded as current and non-current deferred rent liabilities and amortized on a straight- line basis as a reduction of rent expense over the term of the lease.

In certain arrangements, we were involved in the construction of improvements to buildings we are leasing. To the extent we were involved with the structural improvements of the construction project or took construction risk, we were considered to be the owner of the building and related improvements for accounting purposes during the construction period. Therefore, we recorded the fair value of the building subject to the lease within property and equipment on the balance sheet, plus the amount of building improvements incurred and funded by us and/or the landlord as of the balance sheet date. We also recorded a corresponding lease financing obligation on our balance sheet representing the amounts financed by the lessor for the building and lessor financed improvements. Lessor financed improvement incentives due but not yet received were recorded as prepaid expense and other current assets on the balance sheet.

Once construction was completed, we considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership had been transferred back to the landlord, as evidenced by a lack of our continuing involvement in the leased property. If we concluded the arrangement did not qualify for sale-leaseback accounting treatment, the building and improvements remained on our balance sheet and were subject to depreciation and assessment of impairment. We bifurcated our lease payments into a portion allocated to the lease financing obligation and a portion allocated to the parcel of land on which the building had been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense in the statements of operations and comprehensive loss. The portion of the lease payments allocated to the lease financing obligation was further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the lease financing obligation.

The interest rate used for the lease financing obligation represented our estimated incremental borrowing rate at the inception of the lease, adjusted to reduce any built-in loss. The initial recording of these assets and liabilities was classified as non-cash investing and financing items, respectively, for purpose of the statements of cash flows.

The most significant estimates used by management in accounting for the lease financing transaction and the impact of its estimates were as follows:

•

Incremental borrowing rate. We estimated our incremental borrowing rate as the rate we would have incurred to borrow, based on our credit quality at the inception of the lease over a similar term, the funds necessary to purchase the leased building subject to the financing lease transaction. The incremental borrowing rate was used in determining allocating our rental payments between interest expense and a reduction of the outstanding lease financing obligation.

•

Land capitalization rate. The land capitalization rate was the rate of return on the land underlying the lease properly considering expected income that the land would be expected to generate. The land lease capitalization rate was estimated using comparable market data for land capitalization rates for similar properties. The land capitalization rate was used in determining allocating our rental payments between interest expense and a reduction of the outstanding lease financing obligation.

•

Fair value of leased building and underlying land. The fair value of a leased building and underlying land subject to the lease financing transaction was based on comparable market data for similar properties as of the lease inception date. The fair value of the underlying land was used in determining allocating our rental payments between interest expense and a reduction of the outstanding lease financing obligation.

In March 2017, we entered into a non-cancelable lease for 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California. Subsequently, in April 2017, we took possession of the space. The scope of the tenant improvements did not qualify under the lease accounting guidance as “normal tenant improvements” and we were the deemed owner of the leased building during the construction period for accounting purposes. In November 2017, construction on the facility was substantially completed and the leased property was placed into service. We determined that the completed construction project did not qualify for sale-leaseback accounting due to the collateral held by the landlord in the form of a letter of credit and will instead be accounted for as a financing transaction. The leased building for the Pleasanton facility and related improvements remains on our balance sheet as of December 31, 2018 and rental payments associated with the lease were allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease financing obligation.

Subsequent to adoption of Topic 842 on January 1, 2019, the Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

The Company considers a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

The Company recognizes lease expense on a straight-line basis over the expected lease term.

The Company’s facilities operating leases have lease and non-lease components which the Company has elected to account for as one single lease component. The lease components resulting in a right-of-use asset have been recorded on the condensed balance sheet and amortized as lease expense on a straight-line basis over the lease term.

Recent Accounting Pronouncements

Refer to “Note 2. Summary Of Significant Accounting Policies” in the notes to our unaudited interim condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended March 31, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We only recently initiated our Phase 1/2 clinical trial, GO-004, for our first personalized cancer immunotherapy candidate, GRANITE-001.

We have had significant operating losses since our inception. Our net losses for the three months ended March 31, 2019 and 2018 were approximately $18.0 million and $13.4 million, respectively. As of March 31, 2019, we had an accumulated deficit of $144.6 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. GRANITE-001 and SLATE-001, as well as our solid tumor bispecific antibody, or BiSAb, program, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop GRANITE-001, SLATE-001, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies, and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of $132.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of GRANITE-001, SLATE-001, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE-001 and SLATE-001 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE-001, SLATE-001 or any future immunotherapy product candidates.

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds to us from the underwritten public offering of our common stock that we completed in April 2019, will be sufficient to fund our planned operations for at least 18 months and through preliminary efficacy data for our planned Phase 1/2 clinical trial for GRANITE-001. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial for GRANITE-001, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE-001, which we expect to initiate in mid-2019;

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

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE-001, for which we have only recently begun clinical trials, and our “off-the-shelf” immunotherapy product candidate, SLATE-001, which is in the early stages of development and has not been tested in humans.

We have no products approved for sale. Our initial product candidate, GRANITE-001, a personalized immunotherapy, is in the early stages of clinical trials, and our other lead product candidate, SLATE-001, our “off-the-shelf” shared tumor neoantigen product candidate, has not yet begun clinical trials. As such, we face significant translational risk with GRANITE-001 and SLATE-001 specifically and our tumor-specific immunotherapy approach generally. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE-001 and SLATE-001, as well as other product candidates derived from our tumor-specific immunotherapy approach, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, no product candidates based on our tumor-specific immunotherapy approach have been tested in humans and given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a personalized immunotherapy treatment sufficient to warrant approval for commercialization.

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

In addition, the regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates. For example, regulatory requirements governing cell therapy and gene therapy products have changed frequently and may continue to change in the future. In addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials subject to the NIH Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines were historically subject to review by the Recombinant DNA Advisory Committee, or RAC. On April 25, 2019, the NIH finalized a proposal to remove protocol submission and reporting requirements and to eliminate the role of the RAC in human gene transfer research. The previous RAC has been renamed the Novel and Exceptional Technology and Research Advisory Committee (NExTRAC), which will advise the NIH Director on the scientific, safety, ethical, and social issues associated with emerging biotechnologies. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Thus, even though we are no longer required to submit a protocol for our product candidates to NIH, we will still be subject to significant regulatory oversight by the FDA and the applicable IBC and IRB of each institution at which we or our collaborators conduct clinical trials of our product candidates, and changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations or delay or prevent approval and commercialization of such product candidates.

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

We have chosen to prioritize development of our personalized immunotherapy candidate, GRANITE-001, and our “off-the-shelf” immunotherapy candidate, SLATE-001. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications for which there may be a greater likelihood of success or may be more profitable.

We are currently developing our personalized cancer immunotherapy candidate based on the prediction of a patient’s TSNA, in order to address a variety of cancers, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and colorectal cancers. We have strategically determined to initially focus solely on the development of personalized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapies or those with a greater likelihood of success.

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

As with most biological products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While we have only just initiated patient dosing in our clinical trials of GRANITE-001 and do not have a comprehensive understanding of its risks, it is likely that there will be side effects associated with its use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

Disruptions at the FDA and other agencies may also slow the time necessary for new drugs to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for thirty five days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA and the SEC, have had to furlough critical FDA, SEC and other government employees and stop critical activities. If a prolonged government shutdown occurs, it could significantly impact the ability of the FDA to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

As of March 31, 2019, we had 127 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of March 31, 2019, our solely owned patent portfolio includes 23 pending U.S. patent applications and 36 pending foreign patent applications and one issued U.S.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of U.S. Serial Nos. 15/187,174 and 14/794,449, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. If a patent issues from such patent applications with claims similar to those that are currently pending, our ability to commercialize GRANITE-001 in the United States may be adversely affected if we do not obtain a license under such patent. In addition, we are aware of and have timely opposed EP Patent 2569633, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. EP Patent 2569633 is currently validated in Great Britain, France, Germany, Netherlands, Italy, Ireland, Spain and Switzerland. Our opposition was filed in the company’s name on November 7, 2016 by Vossius & Partner. Four other parties also filed oppositions to the patent within the required timeframe. The Opposition Division of the European Patent Office, or EPO, held opposition hearings on October 15 and 16, 2018, and determined that EP Patent 2569633 does not meet the requirements of the European Patent Convention, or EPC, and consequently, revoked the patent. We received notice in April 2019 that EP Patent 2569633 patentees and licensors filed their appeal to the Opposition Division’s decision, and our reply is due in August 2019. If, after appeal, EP Patent 2569633 is ultimately maintained by the EPO with claims similar to those that are currently opposed, our ability to commercialize GRANITE-001 in certain European countries may be adversely affected if we do not obtain a license under the patent.

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

As of March 31, 2019, our executive officers, directors and their respective affiliates held over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale related to our most recent public offering lapse, the trading price of our common stock could decline. As of April 30, 2019, we have outstanding a total of 35,710,746 shares of common stock.

The lock-up agreements entered into in connection with our public offering in April 2019 will expire 90 days from the date of the public offering prospectus.  After the lock-up agreements expire, up to approximately 10.9 million additional shares of common stock held by directors, executive officers and other affiliates will be eligible for sale in the public market, subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act. Goldman Sachs & Co. LLC, Cowen and Company, LLC and Barclays Capital Inc. may, however, in their sole discretion, permit our officers, directors and other stockholders who are subject to these lock-up agreements to sell shares prior to the expiration of the lock-up agreements.

In addition, as of April 30, 2019, approximately 6.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, as of April 30, 2019, the holders of approximately 10.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended, or the IRC, if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards, or NOLs, and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. In connection with our initial public offering which closed in October 2018, we performed an IRC Section 382 and 383 analysis and determined we had an ownership change. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. Any equity financing transactions, private placements, and other transactions that may occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as a result of prior or future offerings of our common stock or sales of common stock by existing stockholders, could have an adverse effect on our results of operations in our future years. Furthermore, under recently enacted U.S. tax legislation, although the treatment of tax losses generated before December 31, 2017 has generally not changed, tax losses generated in calendar year 2018 and beyond may only offset 80% of our taxable income. This change may require us to pay federal income taxes in future years despite generating a loss for federal income tax purposes in prior years.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended March 31, 2019.

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

Issuer Purchases of Equity Securities

During the three months ended March 31, 2019 we repurchased 3,381 shares of our equity securities.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

10.1(a)†	License Agreement, dated as of October 16, 2017, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.1(b)†	Amendment Number One to License Agreement, dated as of July 20, 2018, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.2(a)#	2018 Incentive Award Plan.	S-8	10/02/18	99.2	(A)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(d)

10.3#	Employment Agreement by and between Gritstone Oncology, Inc. and Andrew Allen, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.9

10.4#	Employment Agreement by and between Gritstone Oncology, Inc. and Matthew Hawryluk, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.10

10.5#	Employment Agreement by and between Gritstone Oncology, Inc. and Karin Jooss, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.11

10.6#	Employment Agreement by and between Gritstone Oncology, Inc. and Raphaël Rousseau, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.12

10.7#	Employment Agreement by and between Gritstone Oncology, Inc. and Roman Yelensky, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.13

10.8#	Employment Agreement by and between Gritstone Oncology, Inc. and Jean-Marc Bellemin, effective as of September 27, 2018.	S-1/A	09/17/18	10.14

10.9(a)#	Employment Agreement by and between Gritstone Oncology, Inc. and Jayant Aphale, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.15

10.9(b)#	Transition and Separation Agreement by and between Gritstone Oncology, Inc. and Jayant Aphale, Ph D., effective as of December 7, 2018	10-K	3/28/19	10.18

10.10#	Employment Agreement by and between Gritstone Oncology, Inc. and Erin Jones, effective as of September 27, 2018.	S-1/A	09/17/18	10.16

10.10#	Non-Employee Director Compensation Program.	S-1/A	09/17/18	10.17

10.11#	2018 Employee Stock Purchase Plan.	S-8	10/02/18	99.3

10.16	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and Emery Station West, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.1

10.17	Lease Termination Agreement, by and between Gritstone Oncology, Inc. and Emery Station Joint Venture, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.2

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

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

Gritstone Oncology, Inc.

Date:	May 13, 2019	By:	/s/ Andrew Allen
Andrew Allen
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 13, 2019	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer (Principal Financial Officer)