Form 10-Q
period 2019-06-30
Gritstone Oncology, Inc.
filed 2019-08-12
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2019

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

As of August 9, 2019, there were 35,773,598 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone Oncology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone Oncology, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per

share amounts)

	June 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$107,728	$52,183
Marketable securities	73,511	100,927
Prepaid expenses and other current assets	3,458	4,526
Total current assets	184,697	157,636
Property and equipment, net	18,966	29,494
Operating lease right-of-use assets	21,309	—
Deposits and other long-term assets	2,700	2,428
Long-term marketable securities	508	—
Total assets	$228,180	$189,558
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,253	$4,825
Accrued compensation	2,621	3,951
Accrued liabilities	1,803	992
Lease liabilities, current portion	2,890	—
Deferred revenue, current portion	5,498	5,340
Total current liabilities	18,065	15,108
Deferred rent, net of current portion	—	1,353
Other non-current liabilities	—	12
Lease financing obligation, net of current portion	—	10,490
Lease liabilities, net of current portion	16,919	—
Deferred revenue, net of current portion	10,818	13,473
Total liabilities	45,802	40,436
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized at June 30, 2019 and December 31, 2018; no shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2019 and December 31, 2018; 35,654,631 and 28,823,130 shares issued and outstanding at June 30, 2019 and December 31, 2018, respectively	17	16
Additional paid-in capital	348,021	275,593
Accumulated other comprehensive income (loss)	76	(85)
Accumulated deficit	(165,736)	(126,402)
Total stockholders’ equity	182,378	149,122
Total liabilities and stockholders’ equity	$228,180	$189,558

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Collaboration revenue	$1,150	$—	$2,497	$—
Operating expenses:
Research and development	18,529	12,689	34,428	24,090
General and administrative	4,835	2,814	9,212	4,852
Total operating expenses	23,364	15,503	43,640	28,942
Loss from operations	(22,214)	(15,503)	(41,143)	(28,942)
Interest income, net	1,042	31	1,962	94
Net loss	(21,172)	(15,472)	(39,181)	(28,848)
Other comprehensive loss:
Unrealized gain on marketable securities, net of tax	9	58	161	43
Net and comprehensive loss	$(21,163)	$(15,414)	$(39,020)	$(28,805)
Net loss per share, basic and diluted	$(0.63)	$(6.57)	$(1.25)	$(12.62)
Weighted-average number of shares used in computing net loss per share, basic and diluted	33,582,844	2,353,337	31,273,696	2,285,906

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended June 30, 2019:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2019	—	$—	29,024,382	$16	$276,703	$67	$(144,564)	$132,222
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556			6,500,000	$1	$69,708			69,709
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	9	—	9
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	49,563	—	17	—	—	17
Issuance of common stock upon exercise of stock options	—	—	80,686	—	276	—	—	276
Stock-based compensation	—	—	—	—	1,317	—	—	1,317
Net loss	—	—	—	—	—	—	(21,172)	(21,172)
Balance at June 30, 2019	—	$—	35,654,631	$17	$348,021	$76	$(165,736)	$182,378

Three Months Ended June 30, 2018:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at March 31, 2018	17,797,529	$156,937	2,264,024	$1	$2,440	$(89)	$(75,003)	$84,286
Issuance of Series C convertible preferred stock at $13.04 per share for cash, net of issuance costs of $71	690,128	8,928	—	—	—	—	—	8,928
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	58	—	58
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	109,515	—	38	—	—	38
Issuance of common stock upon exercise of stock options	—	—	30,725	1	14	—	—	15
Issuance of common stock for consulting services			4,347	—	36			36
Stock-based compensation	—	—	—	—	783	—	—	783
Net loss	—	—	—	—	—	—	(15,472)	(15,472)
Balance at June 30, 2018	18,487,657	$165,865	2,408,611	$2	$3,311	$(31)	$(90,475)	$78,672

Continued on next page.

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Stockholders’ Equity - Continued

(Unaudited)

(In thousands, except share amounts)

Six Months Ended June 30, 2019:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	28,823,130	$16	$275,593	$(85)	$(126,402)	$149,122
Cumulative effect of adopting new accounting standard (Note 2)	—	—	—	—	—	—	(153)	(153)
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556			6,500,000	$1	$69,708			69,709
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	161	—	161
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	100,877	—	34	—	—	34
Issuance of common stock upon exercise of stock options	—	—	230,624	—	362	—	—	362
Stock-based compensation	—	—	—	—	2,324	—	—	2,324
Net loss	—	—	—	—	—	—	(39,181)	(39,181)
Balance at June 30, 2019	—	$—	35,654,631	$17	348,021	76	(165,736)	182,378

Six Months Ended June 30, 2018:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	17,797,529	$156,937	2,152,525	$1	$2,045	$(74)	$(61,627)	$97,282
Issuance of Series C convertible preferred stock at $13.04 per share for cash, net of issuance costs of $71	690,128	8,928	—	—	—	—	—	8,928
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	43	—	43
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	172,563	—	60	—	—	60
Issuance of common stock upon exercise of stock options	—	—	38,919	1	20	—	—	21
Exercise of common stock warrants			40,257	—	13			13
Issuance of common stock for consulting services			4,347	—	36			36
Stock-based compensation	—	—	—	—	1,137	—	—	1,137
Net loss	—	—	—	—	—	—	(28,848)	(28,848)
Balance at June 30, 2018	18,487,657	$165,865	2,408,611	$2	$3,311	$(31)	$(90,475)	$78,672

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net loss	$(39,181)	$(28,848)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	2,130	1,882
Net amortization of premiums and discounts on marketable securities	(970)	(180)
Stock-based compensation	2,324	1,173
Non-cash operating lease expense	2,837	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	268	415
Deposits and other long-term assets	(272)	74
Accounts payable	(867)	(177)
Accrued compensation	(1,329)	(434)
Accrued and other non-current liabilities	1,312	(765)
Deferred rent	—	(206)
Lease liability	(1,293)	—
Deferred revenue	(2,497)	—
Net cash used in operating activities	(37,538)	(27,066)
Investing activities
Purchase of marketable securities	(16,012)	—
Maturities of marketable securities	44,050	20,220
Purchase of property and equipment	(4,831)	(2,857)
Net cash provided by investing activities	23,207	17,363
Financing activities
Proceeds from issuance of common stock, net of issuance costs	70,432	24
Payments of deferred financing costs	(556)	(779)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	8,992
Net cash provided by financing activities	69,876	8,237
Net increase/(decrease) in cash, cash equivalents and restricted cash	55,545	(1,466)
Cash, cash equivalents and restricted cash at beginning of period	53,175	39,999
Cash, cash equivalents and restricted cash at end of period	$108,720	$38,533
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$2,775	$247
Deferred financing costs included in accrued liabilities and accounts payable	$—	$345

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

Public Offerings

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

In April 2019, the Company completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. The Company received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had cash, cash equivalents, and marketable securities of $181.7 million and $153.1 million as of June 30, 2019 and December 31, 2018, respectively. The Company had an accumulated deficit of $165.7 million and $126.4 million as of June 30, 2019 and December 31, 2018, respectively. The Company had net losses of $21.2 million and $39.2 million for the three and six months ended June 30, 2019, respectively, and $15.5 million and $28.8 million for the three and six months ended June 30, 2018, respectively, and net cash used in operating activities of $37.5 million and $27.1 million for the six months ended June 30, 2019 and 2018, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from contracts with customers. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed financial statements and the reported amounts of revenue and expenses in the condensed financial statements and accompanying notes during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to revenue recognition, clinical and preclinical study trial accruals, fair value of assets and liabilities the present value of lease liabilities and the corresponding right-of-use assets (“ROU assets”), and the fair value of common stock and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those of other early-stage immuno-oncology companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its product candidates. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services.

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

	June 30,	December 31,
	2019	2018
Cash and cash equivalents	$107,728	$52,183
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$108,720	$53,175

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

Subsequent to January 1, 2019, the Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU assets, lease liabilities, current portion, and lease liabilities, net of current portion in our condensed balance sheet at June 30, 2019. The Company has elected not to recognize on the condensed balance sheet leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term.  In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU asset is impaired.

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

The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component.  The lease components resulting in a ROU asset have been recorded on the condensed balance sheet and amortized as lease expense on a straight-line basis over the lease term.

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

Recently Adopted Accounting Pronouncements

In February 2016, the FASB issued ASU No. 2016-02, Leases (Topic 842). The new standard requires the recognition of lease liabilities and ROU assets on the balance sheet arising from lease transactions at the lease commencement date and the disclosure of key information about leasing arrangements. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which provides an additional transition method in which the new lease standard is applied at the adoption date and recognized as a cumulative-effect adjustment to retained earnings without adjustment to comparative periods (collectively “Topic 842”). The amendment has the same effective date and transition requirements as the new lease standard.

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and has presented the analysis of changes in stockholders’ equity in its interim financial statements in this Form 10-Q for the quarter ending June 30, 2019. Adoption of these SEC amendments did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

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

3.	Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	June 30, 2019
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
Money market funds	$95,242	$—	$—	$95,242
Commercial paper	36,287	45	—	36,332
Corporate debt securities	37,148	31	—	37,179
Total short-term marketable securities	168,677	76	$—	168,753
Long-term marketable securities:
Corporate debt securities	508	—	—	508
Total	$169,185	$76	$—	$169,261

Classified as:
Cash equivalents				$95,242
Marketable securities				74,019
Total				$169,261

	December 31, 2018
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
Money market funds	$36,148	$—	$—	$36,148
Commercial paper	45,244	—	(40)	45,204
Corporate debt securities	67,815	1	(46)	67,770
Total	$149,207	$1	$(86)	$149,122
Classified as:
Cash equivalents				$48,195
Marketable securities				100,927
Total				$149,122

All marketable securities held as of June 30, 2019, had contractual maturities of less than two years. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three and six months ended June 30, 2019 and 2018.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2019
Description	Total	Level 1	Level 2	Level 3
Short-term marketable securities:
Money market funds	$95,242	$95,242	$—	$—
Commercial paper	36,332	—	36,332	—
Corporate debt securities	37,179	—	37,179	—
Total short-term marketable securities	168,753	95,242	73,511	—
Long-term marketable securities:
Corporate debt securities	508	—	508	—
Total	$169,261	$95,242	$74,019	$—

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Short-term marketable securities:
Money market funds	$36,148	$36,148	$—	$—
Commercial paper	45,204	—	45,204	—
Corporate debt securities	67,770	—	67,770	—
Total	$149,122	$36,148	$112,974	$—

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

5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30,	December 31,
	2019	2018
Computer equipment and software	$634	$470
Furniture and fixtures	974	935
Laboratory equipment	18,797	16,406
Leasehold improvements	3,081	3,063
Buildings and related improvements capitalized under a lease financing transaction	—	15,371
Construction in progress	3,514	—
	27,000	36,245
Less accumulated depreciation and amortization	(8,034)	(6,751)
Total property and equipment, net	$18,966	$29,494

Depreciation and amortization expense was $1.1 million and $2.1 million for the three and six months ended June 30, 2019, respectively, and $1.0 million and $1.9 million for the three and six months ended June 30, 2018, respectively.

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

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed balance sheet as of June 30, 2019. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent will commence on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $10.2 million ROU Asset and a $10.9 million lease liability on the condensed balance sheet as of June 30, 2019.

In connection with the new lease agreement, the Company also entered into an agreement (the “Lease Termination Agreement”) to early terminate the Company’s existing lease dated November 2015, for its current premises. The current lease will terminate effective no later than 60 days after the rent commencement date under the new lease, which in October 2019. The Company accounted for the Lease Termination Agreement as a separate contract and recorded an adjustment of $1.8 million, which is included within the June 30, 2019 condensed balance sheet, to the ROU Asset and lease liability to reflect the remaining term of the modified agreement through October 2019.

In February 2016, the Company entered into a 67-month non-cancelable operating lease effective October 2016 for a facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long term assets on the Company’s condensed balance sheet as of June 30, 2019. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation. The Company recorded the tenant allowance received as leasehold improvements under the property and equipment account and deferred rent liability on the accompanying condensed balance sheets. Upon adoption of Topic 842, the deferred rent liability was reclassified against the ROU Asset on the condensed balance sheet as of January 1, 2019.

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

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million, of which the remaining amount of $0.9 million as of January 1, 2019 was reclassified to the ROU Asset on the condensed balance sheet upon adoption of Topic 842. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and was reclassified to the ROU Assets on the condensed balance sheet upon adoption of Topic 842 on January 1, 2019. The remaining security deposit is recorded in deposits and other long term assets on the Company’s condensed balance sheet as of June 30, 2019.

In May 2019, the Company entered into a 64-month non-cancellable operating lease for additional office space in Pleasanton, California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent will commence on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.3 million ROU Asset and a $0.3 million lease liability on the condensed balance sheet as of June 30, 2019.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019
Lease cost
Operating lease cost	$1,493	$2,837
Short-term lease cost	65	122
Total lease cost	$1,558	$2,959

Supplemental information related to leases was as follows (in thousands):

Six Months Ended June 30,
2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$1,293
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$342
Weighted average remaining lease term (years):
Operating leases	7.3
Weighted average discount rate:
Operating leases	9.0%

As of June 30, 2019, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Operating Leases
Year ending December 31:
2019 (remaining six months)	$1,751
2020	5,170
2021	4,383
2022	3,742
2023	3,459
Thereafter	15,979
Total minimum payments	$34,484
Less: Amounts representing interest	(10,529)
Less: Amounts representing tenant improvement allowance	(4,146)
Present value of future minimum lease payments	19,809
Less: Current portion of lease liability	(2,890)
Noncurrent portion of lease liability	$16,919

The amounts representing the tenant improvement allowance are expected to be received by the Company concurrent with the completion of construction in late 2019.

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. Under the agreement, the Company paid an upfront payment of $0.5 million to the CRO. The upfront payment was capitalized and recognized as research and development expense using the straight-line method over the term of the agreement, which is one year and ended on December 31, 2018. During the year ended December 31, 2018, the Company recognized a total of $1.1 million of research and development expense under the agreement. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized an insignificant amount of research and development expense under the agreement. During the three and six months ended June 30, 2018, the Company recognized a total of $0.4 million and $0.7 million, respectively, of research and development expense under the agreement.

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services. Under the agreement, the Company paid an upfront payment of $0.1 million to the CRO. The upfront payment was capitalized and recognized as research and development expense as the services are delivered. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of June 30, 2019. During the three and six months ended June 30, 2019, the Company recognized a total of $0.4 million of research and development expense under the agreement.

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

7.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Prepaid research and development-related expenses	$1,848	$1,789
Prepaid insurance	333	966
Prepaid rent	—	860
Interest and other receivables	888	462
Other	389	449
Total prepaid expenses and other current assets	$3,458	$4,526

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Lease security deposit	$1,055	$632
Restricted cash	992	992
Prepaid research and development-related expenses	553	554
Other	100	250
Total deposits and other long-term assets	$2,700	$2,428

Accrued Liabilities

Accrued current liabilities consist of the following (in thousands):

	June 30,	December 31,
	2019	2018
Deferred rent	$—	$445
Research and development-related expenses	998	252
Other	805	295
Total accrued current liabilities	$1,803	$992

8.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (“Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the Collaboration Agreement. None of these events had occurred as of June 30, 2019 and no royalties were due from the sale of licensed products.

bluebird may terminate the Collaboration Agreement by giving a 120-day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early the agreement has a term that ends upon the last payment owed by Gritstone on a licensed product. The Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party or bankruptcy of the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to bluebird under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, all of bluebird’s payment obligations that have not yet accrued related to future milestone and royalty payments will be reduced by fifty percent for the remainder of the agreement term.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of June 30, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and six months ended June 30, 2019, the Company has recognized $1.2 million and $2.5 million, respectively, as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $16.3 million is recorded on the condensed balance sheet in both current and long-term liabilities as of June 30, 2019, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Changes in the deferred revenue balance during the six months ended June 30, 2019 are as follows (in thousands):

Deferred Revenue
Balance at January 1, 2019	$18,813
Additions	—
Deductions	(2,497)
Balance at June 30, 2019	$16,316

There were no receivables or net contract assets recorded as of June 30, 2019 associated with the Collaboration Agreement.

The Company expensed all incremental costs of obtaining the Collaboration Agreement as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement by and between Arbutus Biopharma Corporation (“Arbutus”) and Protiva Biotherapeutics Inc. a wholly owned subsidiary of Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property including patents and know-how relating to immunotherapy. Under this license agreement, the Company paid an upfront payment of $5.0 million which was included in research and development expenses during 2017. The Company also reimbursed Arbutus for materials and personnel costs totaling $0.2 million, which were included in research and development expenses during 2017. During the three and six months ended June 30, 2019, the Company reimbursed Arbutus for $0.1 million and $0.2 million, respectively, for materials and personnel costs. During the three and six months ended June 30, 2018, the Company reimbursed Arbutus for $0.2 million and $0.3 million, respectively, for materials and personnel costs. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties of not more than 3.5% on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE-001 by the U.S. Food and Drug Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. None of the other events had occurred as of June 30, 2019 and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE-001, GO-004, in December 2018 the Company recorded $50,000 to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of June 30, 2019 and no royalties were due from the sales of licensed products. The Company also issued a ten-year warrant to the cancer center for the right to purchase 40,257 shares of its common stock at $0.35 per share. The estimated fair value of the warrant was not significant and was included in research and development expense and additional paid-in-capital. The warrant was exercised in full in January 2018.

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

In October 2018, upon closing of the IPO, all outstanding shares of convertible preferred stock converted into 19,409,132 shares of common stock. Per the terms of the Company’s Amended and Restated Certificate of Incorporation, the shares of outstanding convertible preferred stock converted at the election of the holders of at least a majority of the then outstanding shares of convertible preferred stock, voting together as a single class and on an as-converted to common stock basis.

At June 30, 2019 and December 31, 2018, there were 10,000,000 shares of convertible preferred stock authorized and no shares were outstanding.

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

2018 Employee Stock Purchase Plan

In September 2018, the Company’s board of directors approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). The 2018 ESPP became effective on September 28, 2018. A total of 282,334 shares were initially reserved for issuance under the 2018 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2018 ESPP will increase automatically each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (1) 1% of the shares of common stock outstanding on December 31 of the preceding calendar year or (2) such lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued under the 2018 ESPP is 5,000,000. The offering periods are scheduled to start on the first trading day on or after June 1 or December 1 of each year. Contributions under the 2018 ESPP are limited to a maximum of 15% of an employee’s eligible compensation.

The estimated fair value of stock purchase rights granted under the ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

Three and Six Months Ended June 30,
2019
Expected dividend yield	— %
Expected term	0.5 years
Risk-free interest rate	2.31%
Expected volatility	77%

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended June 30,	Six Months Ended June 30,
	2019	2019	2018
Expected dividend yield	— %	— %	—%
Expected term	6.00 years	6.03 years	6.07 years
Risk-free interest rate	2.09%	2.50%	2.65%
Expected volatility	85%	86%	89%

There were no options granted for the three months ended June 30, 2018.

Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $7.08 for the three months ended June 30, 2019 and $8.62 and $2.37 per share during the six months ended June 30, 2019, and 2018, respectively.

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	2,695,110	2,429,859	$5.31	8.86	$25,646
Authorized	1,160,000	—
Granted	(992,048)	992,048	$11.76
Exercised	—	(230,624)	$1.57
Cancelled	152,585	(152,585)	$8.33
Repurchased	11,680	—	$0.35
Balance at June 30, 2019	3,027,327	3,038,698	$7.55	8.81	$13,347
Vested and exercisable – June 30, 2019		784,201	$3.48	8.18	$6,053
Vested and expected to vest – June 30, 2019		2,987,908	$7.15	8.71	$14,176

For the six months ended June 30, 2019 and 2018, the total intrinsic value of stock option awards exercised was $2.6 million and $0.3 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At June 30, 2019, $13.7 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 3.15 years. The total fair value of shares vested during the period ended June 30, 2019 was $1.2 million.

Stock-based compensation expense and awards granted to non-employees were not material for either the three months ended June 30, 2019 or June 30, 2018.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees and consultants and our 2018 ESPP Plan, before taxes, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Research and development expenses	$862	$319	$1,557	$595
General and administrative expenses	455	500	767	578
Total	$1,317	$819	$2,324	$1,173

11.	Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(21,172)	$(15,472)	$(39,181)	$(28,848)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,582,844	2,353,337	31,273,696	2,285,906
Net loss per share, basic and diluted	$(0.63)	$(6.57)	$(1.25)	$(12.62)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Six Months Ended June 30,
	2019	2018
Convertible preferred stock	—	18,487,657
Options issued and outstanding and ESPP shares issuable and outstanding	3,045,526	1,667,674
Early exercised common stock subject to future vesting	114,410	336,608
Total	3,159,936	20,491,939

12.	Subsequent Events

In July 2019, the Company amended its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the original 24 month lease term ending in August 2020 by another 12 months through August 2021. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019.

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

We initiated a first-in-human Phase 1/2 clinical trial of GRANITE-001, our first personalized immunotherapy product candidate, in the fourth quarter of 2018, evaluating it in the treatment of common solid tumors, including metastatic non-small cell lung cancer and gastroesophageal, bladder and colorectal cancers, in each case in combination with checkpoint inhibitors provided by our collaborator, Bristol-Myers Squibb Company, or BMS. We dosed our first patient in this trial, GO-004, in the first quarter of 2019. The Phase 1 portion of the GO-004 Phase 1/2 trial will seek to establish a dose for further investigation in Phase 2 and to evaluate safety, tolerability and, importantly, immunogenicity of our product candidate. We will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types.

Our second tumor-specific product candidate series, SLATE, will utilize the same antigen delivery system as GRANITE-001 but contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, providing us with an off-the-shelf alternative to our personalized manufactured product candidate, GRANITE-001.  The U.S. Food and Drug Administration, or FDA, allowed the Investigational New Drug application, or IND, for SLATE-001 to proceed in June 2019 and we have initiated a Phase 1/2 clinical trial of SLATE-001, GO-005, in combination with immune checkpoint inhibitors for the treatment of patients with advanced solid tumors, including metastatic non-small cell lung cancer, pancreatic cancer and colorectal cancer.  Our patient screening protocol is open at several clinical sites to expedite early identification of eligible patients for treatment in GO-005.

We are developing a second immunotherapy platform targeting shared tumor antigens, including shared TSNA, which relies upon bispecific antibodies, or BiSAb, targeting solid tumors. BiSAb have been shown by others to exhibit early evidence of efficacy in B cell malignancies, using B cell-specific targets such as CD19, CD20 and BCMA, and our goal is to extend this concept into the treatment of solid tumors using our novel approach to identify tumor-specific antigens and antibody fragments against such targets. Our BiSAb approach uses an antibody fragment to recognize a tumor antigen and, in the same molecule, a different antibody fragment to recognize immune effector cells such as CD3+ T cells. These therapeutics aim to refocus immune effector cells specifically upon the tumor through antibody-driven recognition of tumor-specific antigens. We use our EDGE platform to identify novel solid tumor-specific antigens and develop antibody fragments that bind tightly and with high specificity to these targets. These antibody fragments are deployed within a bispecific antibody framework to form novel “drug-in-a-bottle” therapeutic candidates. We expect this program to generate a development candidate in the second half of 2019.

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

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $21.2 million and $39.2 million for the three and six months ended June 30, 2019 and $15.5 million and $28.8 million for the three and six months ended June 30, 2018, respectively. As of June 30, 2019, we had an accumulated deficit of $165.7 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our personalized cancer immunotherapy through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

In April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2019, we recognized $1.2 million and $2.5 million, respectively, of revenue from the bluebird Collaboration Agreement. No revenue was recognized for the three or six months ended June 30, 2018.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. Under this agreement, we made an upfront payment of $5.0 million, which was included in research and development expenses during the year ended December 31, 2017. Following the acceptance of our investigational new drug application for GRANITE-001 by the U.S. Food and Drug Administration, we made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. During the three and six months ended June 30, 2019, we reimbursed Arbutus for $0.1 million and $0.2 million, respectively, for materials and personnel costs. During the three and six months ended June 30, 2018, we reimbursed Arbutus for $0.2 million and $0.3 million, respectively, for materials and personnel costs.

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

Interest Income, Net

Interest income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities, and interest expense on our lease financing obligation, which was derecognized on January 1, 2019 in connection with our adoption of ASU No. 2016-02, Leases (Topic 842).

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,
	2019	2018	Change
Collaboration revenue	$1,150	$—	$1,150
Operating expenses:
Research and development	18,529	12,689	5,840
General and administrative	4,835	2,814	2,021
Total operating expenses	23,364	15,503	7,861
Loss from operations	(22,214)	(15,503)	(6,711)
Interest income, net	1,042	31	1,011
Net loss	$(21,172)	$(15,472)	$(5,700)

	Six Months Ended June 30,
	2019	2018	Change
Collaboration revenue	$2,497	$—	$2,497
Operating expenses:
Research and development	34,428	24,090	10,338
General and administrative	9,212	4,852	4,360
Total operating expenses	43,640	28,942	14,698
Loss from operations	(41,143)	(28,942)	(12,201)
Interest income, net	1,962	94	1,868
Net loss	$(39,181)	$(28,848)	$(10,333)

Collaboration Revenue

Collaboration revenue was $1.2 million and $2.5 million, respectively for the three and six months ended June 30, 2019. No collaboration revenue was recognized for the three or six months ended June 30, 2018. The increase was due to recognition of revenue during the period pursuant to the bluebird Collaboration Agreement which we entered into in August 2018.

Research and Development Expenses

Research and development expenses were $18.5 million and $34.4 million for the three and six months ended June 30, 2019 compared to $12.7 million and $24.1 million for the three and six months ended June 30, 2018, respectively.

The increase of $5.8 million for the three months ended June 30, 2019 compared to the three months ended June 30, 2018 was primarily due to increases in personnel related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables, and facilities expenses. Personnel related costs increased by $1.6 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $1.2 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $1.3 million, and reflect our increased research and development personnel. Facility related expenses increased by $1.6 million to accommodate our manufacturing expansion and increased research and development personnel and due to our adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease, whereby the full rental payment on this lease is treated as an operating expense post January 1, 2019. Milestone and license payments increased $0.1 million to reflect payments made under certain agreements.

The increase of $10.3 million for the six months ended June 30, 2019 compared to the six months ended June 30, 2018 was primarily due to increases in personnel related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables, and facilities expenses. Personnel related costs increased by $3.4 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $2.0 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $2.2 million, and reflect our increased research and development personnel. Facility related expenses increased by $2.5 million to accommodate our manufacturing expansion and increased research and development personnel and due to our adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease, whereby the full rental payment on this lease is treated as an operating expense post January 1, 2019. Milestone and license payments increased $0.2 million to reflect payments made under certain agreements.

General and Administrative Expenses

General and administrative expenses were $4.8 million for the three months ended June 30, 2019 compared to $2.8 million for the three months ended June 30, 2018. The increase of $2.0 million was primarily attributable to a $0.5 million increase in personnel related costs as we expanded our headcount, and a $1.3 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility related expenses increased by $0.2 million to accommodate our increased general and administrative personnel.

General and administrative expenses were $9.2 million for the six months ended June 30, 2019 compared to $4.9 million for the six months ended June 30, 2018. The increase of $4.4 million was primarily attributable to a $1.3 million increase in personnel related costs as we expanded our headcount, and a $2.8 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility related expenses increased by $0.3 million to accommodate our increased general and administrative personnel.

Interest Income, Net

Interest income, net was $1.0 million for the three months ended June 30, 2019 compared to $31,000 for the three months ended June 30, 2018. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $1.0 million was due to a higher average cash, cash equivalents and marketable securities balance in 2019 than in 2018 and decreased interest expense incurred on our lease financing obligation due to our adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease.

Interest income, net was $2.0 million for the six months ended June 30, 2019 compared to $94,000 for the six months ended June 30, 2018. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $1.9 million was due to a higher average cash, cash equivalents and marketable securities balance in 2019 than in 2018 and decreased interest expense incurred on our lease financing obligation due to our adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2019, we have funded our operations primarily through private placements of our convertible preferred stock, our Collaboration Agreement with bluebird, and the proceeds of our IPO and follow on public offering.  We have raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird.

In October 2018, we completed our initial public offering by issuing 6,854,202 shares of our common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an offering price of $15.00 per share, for net proceeds of approximately $92.6 million, after deducting underwriting discounts and commissions and offering costs.

In April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

As of June 30, 2019, we had cash, cash equivalents, and marketable securities of $181.7 million and an accumulated deficit of $165.7 million, compared to cash, cash equivalents, and marketable securities of $153.1 million and an accumulated deficit of $126.4 million as of December 31, 2018.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $165.7 million through June 30, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial of GRANITE-001, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE-001, which we initiated in mid-2019;

•

the scope, progress, results, and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program, for which we expect to select a product candidate in the second half of 2019;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2019	2018
Cash used in operating activities	$(37,538)	$(27,066)
Cash provided by investing activities	23,207	17,363
Cash provided by financing activities	69,876	8,237
Net decrease in cash and cash equivalents	$55,545	$(1,466)

Cash Used in Operating Activities

During the six months ended June 30, 2019, cash used in operating activities was $37.5 million, which consisted of a net loss of $39.2 million, adjusted by non-cash charges of $6.3 million and cash used due to changes in our operating assets and liabilities of $4.6 million. The non-cash charges consisted primarily of depreciation and amortization expense of $2.1 million, stock-based compensation of $2.3 million, and non-cash operating lease expense of $2.8 million, offset by $0.9 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to a decrease of $1.3 million in accrued compensation, primarily as a result of the payment of bonuses, a decrease of $2.5 million in deferred revenue as a result of revenue recognized during the six months ended June 30, 2019, a decrease of $1.3 million in the lease liability as a result of lease payments made, a decrease of $0.9 million in accounts payable, and a decrease in deposits and other long-term assets of $0.2 million, offset by an increase of $1.3 million in accrued an other non-current liabilities and an increase of $0.3 in prepaid expenses and other current assets.

During the six months ended June 30, 2018, cash used in operating activities was $27.1 million, which consisted of a net loss of $28.8 million, adjusted by non-cash charges of $2.9 million and cash used due to changes in our operating assets and liabilities of $1.1 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.9 million and stock-based compensation of $1.2 million, offset by $0.2 million amortization of marketable securities. The change in our operating assets and liabilities was primarily due to a decrease of $0.4 million in accrued compensation and a decrease of $0.8 million in accrued and other liabilities and deferred rent.

Cash Provided By Investing Activities

During the six months ended June 30, 2019, cash provided by investing activities was $23.2 million, which consisted of $16.0 million in proceeds from the maturity of marketable securities offset by $44.1 million in purchases of marketable securities and $4.8 million of capital expenditures to purchase property and equipment.

During the six months ended June 30, 2018, cash provided by investing activities was $17.4 million, which consisted of $20.2 million in proceeds from the maturity of marketable securities, offset by $2.9 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2019, cash provided by financing activities was $69.9 million, which primarily consisted of $70.3 million in proceeds from the issuance of common stock in a public offering and $0.2 million of proceeds from the exercise of stock options, offset by $0.6 million of payments of deferred financing costs.

During the six months ended June 30, 2018, cash provided by financing activities was $8.2 million and consisted primarily of $9.0 million of proceeds from the issuance of convertible preferred stock, offset by $0.8 million payments of deferred IPO costs.

Since our inception through June 30, 2019, we have raised an aggregate of approximately $177.9 million through the issuance and sale of shares of our convertible preferred stock, net of $0.4 million in issuance costs, which we have used to fund our operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases(1)	$34,484	$1,751	$9,553	$7,201	$15,979
Total obligations	$34,484	$1,751	$9,553	$7,201	$15,979

(1) See Note 6 to our condensed financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million in relation to a license agreement. During the three and six months ended June 30, 2019 and 2018 no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. Under the agreement, we paid an upfront payment of $0.5 million to the CRO. The upfront payment was capitalized and was recognized as research and development expense using the straight-line method over the term of the agreement, which was one year ending on December 31, 2018. During the year ended December 31, 2018, we recognized a total of $1.1 million of research and development expense under the agreement. During the three and six months ended June 30, 2019, we recognized an insignificant amount of research and development expense under the agreement. During the three and six months ended June 30, 2018, we recognized a total of $0.4 million and $0.7 million, respectively, of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of June 30, 2019 or 2018. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party contract research organization to provide antibody discovery related services. Under the agreement, we paid an upfront payment of $0.1 million to the CRO. The upfront payment was capitalized and recognized as research and development expense as the services are delivered. During the three and six months ended June 30, 2019, we recognized a total of $0.4 million of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of June 30, 2019. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

Subsequent to adoption of Topic 842 on January 1, 2019, we determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. Leases with a term greater than one year are recognized on the balance sheet as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the right-of-use asset is impaired.

We consider a lease term to be the noncancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured we will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

We recognize lease expense on a straight-line basis over the expected lease term.

Our facilities operating leases have lease and non-lease components which we have elected to account for as one single lease component. The lease components resulting in a right-of-use asset have been recorded on the condensed balance sheet and amortized as lease expense on a straight-line basis over the lease term.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended June 30, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We only recently initiated our Phase 1/2 clinical trials, GO-004 for our first personalized cancer immunotherapy candidate, GRANITE-001, and GO-005 for our off-the-shelf cancer immunotherapy candidate, SLATE-001.

We have had significant operating losses since our inception. Our net losses were $21.2 million and $39.2 million for the three and six months ended June 30, 2019 and $15.5 million and $28.8 million for the three and six months ended June 30, 2018. As of June 30, 2019, we had an accumulated deficit of $165.7 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. GRANITE-001 and SLATE-001, as well as our BiSAb program, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop GRANITE-001, SLATE-001, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies, and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of $181.7 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of GRANITE-001, SLATE-001, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE-001 and SLATE-001 through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE-001, SLATE-001 or any future immunotherapy product candidates.

We believe that our existing cash, cash equivalents and marketable securities, including the net proceeds to us from the underwritten public offering of our common stock that we completed in April 2019, will be sufficient to fund our planned operations for at least 12 months and through preliminary safety and efficacy data for both Phase 1/2 clinical trials for GRANITE-001 and SLATE-001. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial for GRANITE-001, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE-001, which we initiated in mid-2019;

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

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE-001, and our “off-the-shelf” immunotherapy product candidate, SLATE-001, both of which have recently entered clinical trials.

We have no products approved for sale. Both GRANITE-001 and SLATE-001 are in the early stages of clinical trials. As such, we face significant translational risk with GRANITE-001 and SLATE-001 specifically and our tumor-specific immunotherapy approach generally. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE-001 and SLATE-001, as well as other product candidates derived from our tumor-specific immunotherapy approach, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, no product candidates based on our tumor-specific immunotherapy approach have been tested in humans and given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a personalized immunotherapy treatment sufficient to warrant approval for commercialization.

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
•

timely completion of our preclinical studies and clinical trials, which may be significantly slower, or cost more than we currently anticipate and will depend substantially upon the performance of third-party contractors;

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

No regulatory authority has granted approval for a cancer immunotherapy based on a heterologous prime-boost approach. As such, we believe the FDA has limited experience with evaluating our approach, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We may never receive approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications, lines of therapy or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our personalized immunotherapy candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we initiated our Phase 1/2 clinical trials, GO-004 in the fourth quarter of 2018 and GO-005 in mid-2019, we may experience delays in enrolling or completing those trials. Additionally, we cannot be certain that studies or trials for GRANITE-001, SLATE-001 or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

As a result of our trial design for GO-004 and GO-005, the Phase 1 portion of the trials will provide little evidence of the efficacy of our personalized immunotherapy product candidate, GRANITE-001 and the off-the-shelf immunotherapy candidate, SLATE-001, respectively.

Scientific principles and preclinical data suggest that combination treatment of cancer patients with our TSNA-directed immunotherapy product candidates plus checkpoint inhibitors is likely to be most effective for our target indications. The Phase 1 portion of both of our Phase 1/2 clinical trials, GO-004 and GO-005, will, consequently, involve administration of a combination therapy with GRANITE-001 and SLATE-001, respectively. Notably, all patients in the Phase 1 portion of these trials will receive anti-PD-1 monoclonal antibodies, or mAb, as background therapy. Some patients in both trials will additionally receive anti-CTLA-4 mAb. Checkpoint inhibitors such as anti-PD-1 and anti-CTLA-4 mAb are known to be effective treatments in many cancer patients and elicit objective responses in some patients. Any objective responses observed in our Phase 1 trials will thus be in patients receiving our experimental therapy together with a checkpoint inhibitor and attribution of objective responses to the effects of GRANITE-001 or SLATE-001 alone will not be possible. We expect that efficacy will be studied carefully in the respective programs’ Phase 2 cohorts, in which the relative contributions of our personalized and off-the-shelf immunotherapy candidates and the checkpoint inhibitors will be dissected and quantified to some degree. Of note, patient eligibility for our clinical trials is determined based, in part, upon predicted immunogenicity of the patient’s tumor. In particular, we only accept patients predicted to have a neoantigenic burden above a certain threshold. Selection of high-immunogenicity tumors is relevant to interpretation of clinical data, since high immunogenicity (which is related to high tumor mutational burden) may be a positive prognostic factor that means our selected patients would have a clinical outcome upon standard therapy which is superior to unselected case controls. As a result, interpretation of “time-to-event” endpoints such as progression-free survival or overall survival will be challenging without a contemporaneous, randomized control group. As a result, the Phase 1 portions of our respective Phase 1/2 clinical trials will provide little evidence of the efficacy of GRANITE-001 or SLATE-001, which may not be fully understood by investors or market participants, potentially leading to negative effects on our stock price.

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

We have chosen to prioritize development of our personalized immunotherapy candidate, GRANITE-001, and our off-the-shelf immunotherapy candidate, SLATE-001. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications for which there may be a greater likelihood of success or may be more profitable.

We are currently developing our personalized cancer immunotherapy candidate based on the prediction of a patient’s TSNA, in order to address a variety of cancers, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and colorectal cancers. Our off-the-shelf product candidate clinical trial will address mutation positive and metastatic and advanced solid tumors, including NSCLC, colorectal and pancreatic cancers. We have strategically determined to initially focus solely on the development of personalized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapy indications or those with a greater likelihood of success.

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

In order for our tumor-specific immunotherapy candidates, GRANITE-001 and SLATE-001, to be commercially optimized, they would ideally be utilized in early lines of cancer treatment as well as later lines of treatment.

Cancer therapies for advanced/metastatic cancers are sometimes characterized as first line, second line or third line, and the FDA often approves new systemic therapies initially only for third line use. When cancer is detected early enough, surgery plus first-line systemic therapy is sometimes adequate to cure the cancer. Whenever first-line therapy, usually chemotherapy, hormone therapy, radiotherapy, surgery or a combination of these, proves unsuccessful, second line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor targeted small molecules or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies and new technologies such as adoptive cell therapies.

Traditionally, novel therapeutics are developed and approved in late (third) line therapy of cancer patients. Such clinical programs carry risk of failure because patients are often quite frail, with effects of multiple rounds of prior therapy weakening bone marrow, immune systems and general fitness. Immunotherapy, such as checkpoint inhibitors, has generally been shown to be more effective when used in earlier lines of therapy, with prospect of very durable responses in some patients and there is a trend towards earlier use of these agents, avoiding in particular cytotoxic chemotherapy agents which carry substantial toxicity and very little prospect of long-term responses. Tumor-specific immunotherapy product candidates such as GRANITE-001, as well as “off-the-shelf” product candidates such as SLATE-001, are expected to be administered in combination with checkpoint inhibitors and can, in principle, be safely used in early lines of therapy. Our clinical development program also aims to study our products in early stages of cancer treatment (referred to as, adjuvant therapy), which carry a higher safety bar, and often a greater expectation of efficacy over control arms. Such studies may thus be relatively large and slow to achieve maturity. There are new tools available to stratify cancer patients for risk of recurrence or progression, such as liquid biopsies that measure the amount of circulating tumor-derived DNA. We will utilize these tools to attempt to expedite clinical trials in early-stage cancer patients by focusing upon patients at above-average risk of disease recurrence or progression, which events are typical endpoints in clinical trials. The development of liquid biopsies is at an early stage, however, and these tools may prove to carry low utility and thus render early-stage cancer trials slow, necessarily large and expensive. The safety of our product candidates in combination with checkpoint inhibitors in early lines of therapy may also prove to be unacceptable.

We expect to seek approval of our product candidates both as late-line therapy where appropriate, but also as a second line and first line therapy wherever possible and potentially as adjuvant therapy. There is no guarantee that our product candidates, even if approved in late-line therapy, would be approved for second-line or first-line or adjuvant therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second-line or first-line or adjuvant therapy.

While our SLATE product is designed to be readily available (off-the-shelf), our GRANITE-001 will initially take approximately 16-20 weeks to be manufactured and released for human use, and this long timeline demands that either patients are consented and entered into our trials when they start a prior line of therapy, and start our therapy upon disease progression, or we initiate treatment in patients who have entered the maintenance phase of their original line of treatment. For example, we might enroll newly diagnosed patients who are due to receive front-line chemotherapy and then start their therapy with our immunotherapy product candidate as second-line treatment when they progress upon front-line chemotherapy or fail to tolerate it. This carries the risk of time delays or drop-out, i.e. patients may not progress after first-line chemotherapy for a long time, or they may decide not to receive an immunotherapy product candidate we have manufactured for them, at our expense. Alternatively we may treat first-line patients once they have completed their initial treatment and have not progressed (called maintenance therapy)—this renders efficacy harder to interpret versus simple treatment studies (any objective response cannot clearly be attributed to our products) and may be complicated by standard of care treatments which may necessarily be continued alongside our immunotherapy candidates, further confounding interpretation of efficacy.

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

We are committed to developing personalized cancer immunotherapies to fight multiple cancer types and are currently advancing multiple product candidates to address a variety of cancers, including metastatic NSCLC and colorectal, gastroesophageal, pancreatic, bladder cancers as well as other mutation-positive cancers in our SLATE-001 program. Utilizing our EDGE platform, we believe we can develop multiple therapeutic classes of products that will generate a T cell immune response unleashing the natural power of the immune system on the tumor cells. However, one or more of these alternative therapeutic products may never be successfully validated in a human. In addition, identifying, developing, obtaining regulatory approval for and commercializing therapies for the treatment of cancer will require substantial additional funding and is prone to the risks of failure inherent in therapeutic product development. Research programs to identify product candidates also require substantial technical, financial and human resources, regardless of whether or not any product candidates are ultimately identified, and even if our research programs initially show promise in identifying potential product candidates, they may fail to yield product candidates for clinical development.

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

As with most biological products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While we have only just initiated patient dosing in our clinical trials of GRANITE-001 and SLATE-001 and do not have a comprehensive understanding of its risks, it is likely that there will be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

Manufacturing is a vital component of our tumor-specific immunotherapy approach and we have invested significantly in our manufacturing facility. To ensure timely and consistent product supply assurance to our patients we currently use a hybrid product supply approach whereby certain elements of our initial product candidate are manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements are manufactured at qualified third-party contract manufacturing organizations, or CMOs. All internal and third party contract manufacturing is performed under cGMP guidelines. We plan to internalize a majority of the manufacturing steps in the supply chain to optimize cost and production time, as well as establish full control over intellectual property and product quality. To do so, we will need to continue to scale up our manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a clinical scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

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

Our tumor-specific immunotherapy product candidates, GRANITE-001 and SLATE-001, are considered to be biologics and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. The manufacture of our product candidate GRANITE-001 involves extraction of genetic material from patient tumor samples, while SLATE-001 is designed using known genetic sequences available from public databases.  Both GRANITE-001 and SLATE-001 require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our personalized immunotherapy GRANITE-001, in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process from biopsy receipt to the release and shipment of GRANITE-001 to the clinical site for patient administration will initially take approximately 16-20 weeks. In addition, our manufacturing process for both GRANITE-001 and SLATE-001 are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. Because GRANITE-001 is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action including withdrawal of our products from the market, if licensed.

As part of our process development efforts for GRANITE-001 and SLATE-001, we also may make changes to our manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

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

As the demand for our personalized and off-the-shelf immunotherapy candidates increases with our clinical trial needs, we will need to continue to increase our workflow capacity for sample intake and general process improvements, expand our internal quality assurance program, and extend our EDGE platform based on additional tumor data collected from our clinical trials at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and technicians and other scientific and technical personnel to process higher volumes of tumor biopsies. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up, and validate, and increase our software and computing capacity to meet increased volume. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion.

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

As of June 30, 2019, we had 143 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of June 30, 2019, our solely owned patent portfolio includes 19 pending U.S. patent applications and 56 pending foreign patent applications and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

If one or more of our product candidates is approved, each will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post- market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission, or SEC, require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms or at all.

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

As of June 30, 2019, our executive officers, directors and their respective affiliates held over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market after the lock-up and other legal restrictions on resale related to our most recent public offering lapse, the trading price of our common stock could decline. As of June 30, 2019, we have outstanding a total of 35,769,043 shares of common stock.

The lock-up agreements entered into in connection with our public offering in April 2019 have expired, and up to approximately 10.9 million additional shares of common stock held by directors, executive officers and other affiliates are eligible for sale in the public market, subject to Rule 144 under the Securities Act of 1933, as amended, or the Securities Act.

In addition, as of June 30, 2019, approximately 6.1 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, the lock-up agreements and Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Further, as of June 30, 2019, the holders of approximately 8.8 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act, subject to vesting schedules and to the lock-up agreements described above. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended June 30, 2019.

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

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the quarter ended June 30, 2019.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
April 1 to April 30, 2019	—	$—	—	N/A
May 1 to May 31, 2019	8,299	$0.35	—	N/A
June 1 to June 30, 2019	—	$—	—	N/A
Total during quarter ended June 30, 2019	8,299	$0.35	—
ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

Gritstone Oncology, Inc.

Date:	August 12, 2019	By:	/s/ Andrew Allen
Andrew Allen
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 12, 2019	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer (Principal Financial Officer)