Form 10-Q
period 2019-09-30
Gritstone Oncology, Inc.
filed 2019-11-12
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2019

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

As of November 9, 2019, there were 35,806,158 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone Oncology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone Oncology, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share and per

share amounts)

	September 30,	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$116,942	$52,183
Marketable securities	32,523	100,927
Prepaid expenses and other current assets	5,318	4,526
Total current assets	154,783	157,636
Property and equipment, net	24,376	29,494
Operating lease right-of-use assets	24,780	—
Deposits and other long-term assets	2,709	2,428
Long-term marketable securities	2,003	—
Total assets	$208,651	$189,558
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,737	$4,825
Accrued compensation	3,725	3,951
Accrued liabilities	2,147	740
Accrued research and development expenses	3,241	252
Lease liabilities, current portion	1,642	—
Deferred revenue, current portion	5,401	5,340
Total current liabilities	22,893	15,108
Deferred rent, net of current portion	—	1,353
Other non-current liabilities	—	12
Lease financing obligation, net of current portion	—	10,490
Lease liabilities, net of current portion	19,432	—
Deferred revenue, net of current portion	9,931	13,473
Total liabilities	52,256	40,436
Commitments and contingencies (Note 6)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2019 and December 31, 2018; 35,734,081 and 28,823,130 shares issued and outstanding at September 30, 2019 and December 31, 2018, respectively	17	16
Additional paid-in capital	349,631	275,593
Accumulated other comprehensive income (loss)	31	(85)
Accumulated deficit	(193,284)	(126,402)
Total stockholders’ equity	156,395	149,122
Total liabilities and stockholders’ equity	$208,651	$189,558

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Collaboration revenue	$984	$96	$3,481	$96
Operating expenses:
Research and development	24,886	15,622	59,314	39,712
General and administrative	4,582	3,088	13,794	7,940
Total operating expenses	29,468	18,710	73,108	47,652
Loss from operations	(28,484)	(18,614)	(69,627)	(47,556)
Interest income, net	936	26	2,898	120
Net loss	(27,548)	(18,588)	(66,729)	(47,436)
Other comprehensive loss:
Unrealized (loss)/gain on marketable securities, net of tax	(45)	26	116	69
Net and comprehensive loss	$(27,593)	$(18,562)	$(66,613)	$(47,367)
Net loss per share, basic and diluted	$(0.77)	$(7.60)	$(2.04)	$(20.27)
Weighted-average number of shares used in computing net loss per share, basic and diluted	35,690,600	2,445,547	32,762,176	2,339,705

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended September 30, 2019:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2019	—	$—	35,654,631	$17	$348,021	$76	$(165,736)	$182,378
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(45)	—	(45)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	48,174	—	17	—	—	17
Issuance of common stock upon exercise of stock options	—	—	31,276	—	61	—	—	61
Stock-based compensation	—	—	—	—	1,532	—	—	1,532
Net loss	—	—	—	—	—	—	(27,548)	(27,548)
Balance at September 30, 2019	—	$—	35,734,081	$17	$349,631	$31	$(193,284)	$156,395

Three Months Ended September 30, 2018:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at June 30, 2018	18,487,657	$165,865	2,408,611	$2	$3,311	$(31)	$(90,475)	$78,672
Issuance of Series C convertible preferred stock at $13.04 per share for cash, net of issuance costs of $71	921,475	12,007	—	—	—	—	—	12,007
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	26	—	26
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	52,938	—	18	—	—	18
Issuance of common stock upon exercise of stock options	—	—	28,322	—	17	—	—	17
Stock-based compensation	—	—	—	—	539	—	—	539
Net loss	—	—	—	—	—	—	(18,588)	(18,588)
Balance at September 30, 2018	19,409,132	$177,872	2,489,871	$2	$3,885	$(5)	$(109,063)	$72,691

Continued on next page.

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Stockholders’ Equity - Continued

(Unaudited)

(In thousands, except share amounts)

Nine Months Ended September 30, 2019:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2018	—	$—	28,823,130	$16	$275,593	$(85)	$(126,402)	$149,122
Cumulative effect of adopting new accounting standard (Note 2)	—	—	—	—	—	—	(153)	(153)
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556	—	—	6,500,000	$1	$69,708	—	—	69,709
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	116	—	116
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	149,051	—	51	—	—	51
Issuance of common stock upon exercise of stock options	—	—	261,900	—	423	—	—	423
Stock-based compensation	—	—	—	—	3,856	—	—	3,856
Net loss	—	—	—	—	—	—	(66,729)	(66,729)
Balance at September 30, 2019	—	$—	35,734,081	$17	349,631	31	(193,284)	156,395

Nine Months Ended September 30, 2018:

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Shares	Amount	Capital	Income (Loss)	Deficit	Equity
Balance at December 31, 2017	17,797,529	$156,937	2,152,525	$1	$2,045	$(74)	$(61,627)	$97,282
Issuance of Series C convertible preferred stock at $13.04 per share for cash, net of issuance costs of $71	1,611,603	20,935	—	—	—	—	—	20,935
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	69	—	69
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	225,501	—	78	—	—	78
Issuance of common stock upon exercise of stock options	—	—	67,241	1	39	—	—	40
Exercise of common stock warrants			40,257	—	13			13
Issuance of common stock for consulting services	—	—	4,347	—	36	—	—	36
Stock-based compensation	—	—	—	—	1,674	—	—	1,674
Net loss	—	—	—	—	—	—	(47,436)	(47,436)
Balance at September 30, 2018	19,409,132	$177,872	2,489,871	$2	$3,885	$(5)	$(109,063)	$72,691

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net loss	$(66,729)	$(47,436)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,303	2,885
Net amortization of premiums and discounts on marketable securities	(1,248)	(204)
Stock-based compensation	3,856	1,674
Non-cash operating lease expense	4,491	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,785)	(2,475)
Operating lease right-of-use assets	(3,328)	—
Deposits and other long-term assets	(281)	(429)
Accounts payable	1,600	179
Accrued compensation	(226)	173
Accrued and other non-current liabilities	104	(294)
Accrued research and development expenses	2,989	1,039
Deferred rent	—	(182)
Lease liability	(1,824)	—
Deferred revenue	(3,481)	19,904
Net cash used in operating activities	(62,559)	(25,166)
Investing activities
Purchase of marketable securities	(28,329)	(1,487)
Maturities of marketable securities	96,094	37,220
Purchase of property and equipment	(10,575)	(3,375)
Net cash provided by investing activities	57,190	32,358
Financing activities
Proceeds from issuance of common stock, net of issuance costs	70,684	79
Payments of deferred financing costs	(556)	(1,277)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,935
Net cash provided by financing activities	70,128	19,737
Net increase in cash, cash equivalents and restricted cash	64,759	26,929
Cash, cash equivalents and restricted cash at beginning of period	53,175	39,999
Cash, cash equivalents and restricted cash at end of period	$117,934	$66,928
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$3,615	$211
Deferred financing costs included in accrued liabilities and accounts payable	$—	$1,727
Remeasurement of operating lease right-of-use asset for lease modification	$99	$—

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had cash, cash equivalents, and marketable securities of $151.5 million and $153.1 million as of September 30, 2019 and December 31, 2018, respectively. The Company had an accumulated deficit of $193.3 million and $126.4 million as of September 30, 2019 and December 31, 2018, respectively. The Company had net losses of $27.5 million and $66.7 million for the three and nine months ended September 30, 2019, respectively, and $18.6 million and $47.4 million for the three and nine months ended September 30, 2018, respectively, and net cash used in operating activities of $62.6 million and $25.2 million for the nine months ended September 30,

2019 and 2018, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from contracts with customers. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

	September 30,	December 31,
	2019	2018
Cash and cash equivalents	$116,942	$52,183
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$117,934	$53,175

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

Subsequent to January 1, 2019, the Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU assets, lease liabilities, current portion, and lease liabilities, net of current portion in our condensed balance sheet at September 30, 2019. The Company has elected not to recognize on the condensed balance sheet leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term.  In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU asset is impaired.

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

The impact of the adoption of Topic 842 on the accompanying condensed balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to Adoption of Topic 842	January 1, 2019
Property and equipment, net	$29,494	$(14,524)	$14,970
Operating lease right-of-use assets	$-	$14,224	$14,224
Operating liabilities:
Lease liabilities, current portion	$-	$2,200	$2,200
Accrued liabilities	$740	$(475)	$265
Deferred rent, net of current portion	$1,353	$(1,353)	$-
Lease financing obligation, net of current portion	$10,490	$(10,490)	$-
Lease liabilities, net of current portion	$-	$8,980	$8,980
Accumulated deficit	$(126,402)	$(153)	$(126,555)

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

In August 2018, the SEC adopted amendments to certain disclosure requirements in Securities Act Release No. 33-10532, Disclosure Update and Simplification. These amendments eliminate, modify, or integrate into other SEC requirements certain disclosure rules. Among the amendments is the requirement to present an analysis of changes in stockholders’ equity in the interim financial statements included in quarterly reports on Form 10-Q. The analysis, which can be presented as a footnote or separate statement, is required for the current and comparative quarter and year-to-date interim periods. The amendments are effective for all filings made on or after November 5, 2018. In light of the anticipated timing of effectiveness of the amendments and expected proximity of effectiveness to the filing date for most filers’ quarterly reports, the SEC’s Division of Corporate Finance issued a Compliance and Disclosure Interpretation related to Exchange Act Forms, or CDI – Question 105.09, that provides transition guidance related to this disclosure requirement. CDI – Question 105.09 states that the SEC would not object if the filer’s first presentation of the changes in shareholders’ equity is included in its Form 10-Q for the quarter that begins after the effective date of the amendments. As such, the Company adopted these SEC amendments on November 5, 2018 and has presented the analysis of changes in stockholders’ equity in its interim financial statements in this Form 10-Q for the three and nine months ending September 30, 2019. Adoption of these SEC amendments did not have a material effect on the Company’s financial position, results of operations, cash flows or stockholders’ equity.

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

3.	Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	September 30, 2019
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
Money market funds	$105,770	$—	$—	$105,770
Commercial paper	19,911	9	—	19,920
Corporate debt securities	12,585	18	—	12,603
Total short-term marketable securities	138,266	27	$—	138,293
Long-term marketable securities:
Corporate debt securities	1,999	4	—	2,003
Total	$140,265	$31	$—	$140,296

Classified as:
Cash equivalents				$105,770
Marketable securities				34,526
Total				$140,296

	December 31, 2018
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Short-term marketable securities:
Money market funds	$36,148	$—	$—	$36,148
Commercial paper	45,244	—	(40)	45,204
Corporate debt securities	67,815	1	(46)	67,770
Total	$149,207	$1	$(86)	$149,122
Classified as:
Cash equivalents				$48,195
Marketable securities				100,927
Total				$149,122

All marketable securities held as of September 30, 2019, had contractual maturities of less than two years. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the three and nine months ended September 30, 2019 and 2018.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2019
Description	Total	Level 1	Level 2	Level 3
Short-term marketable securities:
Money market funds	$105,770	$105,770	$—	$—
Commercial paper	19,920	—	19,920	—
Corporate debt securities	12,603	—	12,603	—
Total short-term marketable securities	138,293	105,770	32,523	—
Long-term marketable securities:
Corporate debt securities	2,003	—	2,003	—
Total	$140,296	$105,770	$34,526	$—

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Short-term marketable securities:
Money market funds	$36,148	$36,148	$—	$—
Commercial paper	45,204	—	45,204	—
Corporate debt securities	67,770	—	67,770	—
Total	$149,122	$36,148	$112,974	$—

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

5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	September 30,	December 31,
	2019	2018
Computer equipment and software	$861	$470
Furniture and fixtures	1,266	935
Laboratory equipment	19,724	16,406
Leasehold improvements	3,222	3,063
Buildings and related improvements capitalized under a lease financing transaction	—	15,371
Construction in progress	8,498	—
	33,571	36,245
Less accumulated depreciation and amortization	(9,195)	(6,751)
Total property and equipment, net	$24,376	$29,494

Depreciation and amortization expense was $1.2 million and $3.3 million for the three and nine months ended September 30, 2019, respectively, and $1.0 million and $2.9 million for the three and nine months ended September 30, 2018, respectively.

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

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed balance sheet as of September 30, 2019. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent will commence on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $10.0 million ROU Asset and a $11.2 million lease liability on the condensed balance sheet as of September 30, 2019.

In connection with the new lease agreement, the Company also entered into an agreement (the “Lease Termination Agreement”) to early terminate the Company’s existing lease dated November 2015, for its current premises. The current lease will terminate effective no later than 60 days after the rent commencement date under the new lease, which is October 2019. The Company accounted for the Lease Termination Agreement as a separate contract and recorded an adjustment of $1.8 million, which is included within the September 30, 2019 condensed balance sheet, to the ROU Asset and lease liability to reflect the remaining term of the modified agreement through October 2019.

In February 2016, the Company entered into a 67-month non-cancelable operating lease effective October 2016 for a facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long-term assets on the Company’s condensed balance sheet as of September 30, 2019. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the

Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation. The Company recorded the tenant allowance received as leasehold improvements under the property and equipment account and deferred rent liability on the accompanying condensed balance sheets. Upon adoption of Topic 842, the deferred rent liability was reclassified against the ROU Asset on the condensed balance sheet as of January 1, 2019.

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

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million, of which the remaining amount of $0.9 million as of January 1, 2019 was reclassified to the ROU Asset on the condensed balance sheet upon adoption of Topic 842. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and was reclassified to the ROU Assets on the condensed balance sheet upon adoption of Topic 842 on January 1, 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed balance sheet as of September 30, 2019.

In July 2019, the Company amended its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the original 24-month lease term ending in August 2020 by another 12 months through August 2021 and added additional leased laboratory and office space. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019. In conjunction with signing the lease amendment, the Company prepaid an additional twelve months base rent for both the original leased space and the additional leased space in the amount of $3.2 million, which was reclassified to the ROU Asset on the condensed balance sheet. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and was reclassified to the ROU Assets on the condensed balance sheet. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed balance sheet as of September 30, 2019.

In May 2019, the Company entered into a 64-month non-cancellable operating lease for additional office space in Pleasanton,

California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent will commence on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.3 million ROU Asset and a $0.5 million lease liability on the condensed balance sheet as of September 30, 2019.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended September 30,	Nine Months Ended September 30,
	2019	2019
Lease cost
Operating lease cost	$1,653	$4,491
Short-term lease cost	76	198
Total lease cost	$1,729	$4,689

Supplemental information related to leases was as follows (in thousands):

Nine Months Ended September 30,
2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$1,939
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$1,447
Weighted average remaining lease term (years):
Operating leases	7.9
Weighted average discount rate:
Operating leases	9.0%

As of September 30, 2019, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Operating Leases
Year ending December 31:
2019 (remaining three months)	$584
2020	5,392
2021	6,359
2022	3,742
2023	3,459
Thereafter	15,979
Total minimum payments	$35,515
Less: Amounts representing interest	(10,408)
Less: Amounts representing tenant improvement allowance	(4,033)
Present value of future minimum lease payments	21,074
Less: Current portion of lease liability	(1,642)
Noncurrent portion of lease liability	$19,432

The amounts representing the tenant improvement allowance are expected to be received by the Company concurrent with the completion of construction in late 2019.

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. Under the agreement, the Company paid an upfront payment of $0.5 million to the CRO. The upfront payment was capitalized and recognized as research and development expense using the straight-line method over the term of the agreement, which is one year and ended on December 31, 2018. During the year ended December 31, 2018, the Company recognized a total of $1.1 million of research and development expense under the agreement. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of September 30, 2019. During the three and nine months ended September 30, 2019, the Company recognized an insignificant amount of research and development expense under the agreement. During the three and nine months ended September 30, 2018, the Company recognized a total of $0.2 million and $0.9 million, respectively, of research and development expense under the agreement.

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services. Under the agreement, the Company paid an upfront payment of $0.1 million to the CRO. The upfront payment was capitalized and recognized as research and development expense as the services are delivered. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of September 30, 2019. During the three and nine months ended September 30, 2019, the Company recognized a total of $0.6 million and $0.8 million, respectively, of research and development expense under the agreement.

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

7.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Prepaid research and development-related expenses	$2,078	$1,789
Prepaid insurance	1,634	966
Prepaid rent	—	860
Interest and other receivables	238	462
Facilities related deposits	561	—
Other	807	449
Total prepaid expenses and other current assets	$5,318	$4,526

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Lease security deposit	$1,201	$632
Restricted cash	992	992
Prepaid research and development-related expenses	516	554
Other	-	250
Total deposits and other long-term assets	$2,709	$2,428

Accrued Liabilities

Accrued current liabilities consist of the following (in thousands):

	September 30,	December 31,
	2019	2018
Deferred rent	$—	$445
Construction in progress	1,822	—
Other	325	295
Total accrued current liabilities	$2,147	$740

8.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (“Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the Collaboration Agreement. None of these events had occurred as of September 30, 2019 and no royalties were due from the sale of licensed products.

In August 2019, the Company entered into a First Amendment to the Research Collaboration and License Agreement which extended the timeline for the Company and bluebird to execute a Patient Selection Services Agreement to within two years after the Effective Date of the Research Collaboration and License Agreement. The Company determined the amendment was not a modification of contract under ASC 606.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of September 30, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and nine months ended September 30, 2019, the Company has recognized $1.0 million and $3.5 million, respectively, as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $15.3 million is recorded on the condensed balance sheet in both current and long-term liabilities as of September 30, 2019, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Changes in the deferred revenue balance during the nine months ended September 30, 2019 are as follows (in thousands):

Deferred Revenue
Balance at January 1, 2019	$18,813
Additions	—
Deductions	(3,481)
Balance at September 30, 2019	$15,332

There were no receivables or net contract assets recorded as of September 30, 2019 associated with the Collaboration Agreement.

The Company expensed all incremental costs of obtaining the Collaboration Agreement as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement by and between Arbutus Biopharma Corporation (“Arbutus”) and Protiva Biotherapeutics Inc. a wholly owned subsidiary of Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property including patents and know-how relating to immunotherapy. Under this license agreement, the Company paid an upfront payment of $5.0 million which was included in research and development expenses during 2017. The Company also reimbursed Arbutus for materials and personnel costs totaling $0.2 million, which were included in research and development expenses during 2017. During the three and nine months ended September 30, 2019, the Company reimbursed Arbutus for $0.2 million and $0.3 million, respectively, for materials and personnel costs. During the three and nine months ended September 30, 2018, the Company reimbursed Arbutus for $0.1 million and $0.4 million, respectively, for materials and personnel costs. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties of not more than 3.5% on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug

Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. The Company recorded $3.0 million as research and development expense in connection with the milestone, which is accrued in the condensed balance sheet as of September 30, 2019 in accrued research and development expenses. The milestone payment was made in October 2019. None of the other events had occurred as of September 30, 2019 and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded $50,000 to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of September 30, 2019 and no royalties were due from the sales of licensed products. The Company also issued a ten-year warrant to the cancer center for the right to purchase 40,257 shares of its common stock at $0.35 per share. The estimated fair value of the warrant was not significant and was included in research and development expense and additional paid-in-capital. The warrant was exercised in full in January 2018.

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

At September 30, 2019 and December 31, 2018, there were 10,000,000 shares of convertible preferred stock authorized and no shares were outstanding.

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

Three and Nine Months Ended September 30,
2019
Expected dividend yield	— %
Expected term	0.5 years
Risk-free interest rate	2.31%
Expected volatility	77%

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Expected dividend yield	—%	—%	—%	—%
Expected term	6.03 years	6.02 years	6.01 years	6.04 years
Risk-free interest rate	1.83%	2.87%	2.36%	2.79%
Expected volatility	72%	87%	84%	88%

Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $6.79 and $4.66 per share for the three months ended September 30, 2019 and 2018, respectively, and $8.27 and $5.54 per share during the nine months ended September 30, 2019 and 2018, respectively.

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	2,695,110	2,429,859	$5.31	8.86	$25,646
Authorized	1,160,000	—
Granted	(1,239,810)	1,239,810	$11.54
Exercised	—	(261,900)	$1.62
Cancelled	249,873	(249,873)	$8.23
Repurchased	13,899	—	$0.35
Balance at September 30, 2019	2,879,072	3,157,896	$7.83	8.66	$8,543
Vested and exercisable – September 30, 2019		944,289	$4.28	8.04	$4,731
Vested and expected to vest – September 30, 2019		3,069,180	$7.56	8.60	$8,903

For the nine months ended September 30, 2019 and 2018, the total intrinsic value of stock option awards exercised was $2.8 million and $0.5 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At September 30, 2019, $13.5 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.96 years. The total fair value of shares vested during the period ended September 30, 2019 was $1.2 million.

Stock-based compensation expense and awards granted to non-employees were not material for either the three or nine months ended September 30, 2019 or September 30, 2018.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees and consultants and our 2018 ESPP Plan, before taxes, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Research and development expenses	$965	$422	$2,522	$979
General and administrative expenses	567	117	1,334	695
Total	$1,532	$539	$3,856	$1,674

11.	Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net loss	$(27,548)	$(18,588)	$(66,729)	$(47,436)
Denominator:
Weighted-average common shares outstanding, basic and diluted	35,690,600	2,445,547	32,762,176	2,339,705
Net loss per share, basic and diluted	$(0.77)	$(7.60)	$(2.04)	$(20.27)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	Three and Nine Months Ended September 30,
	2019	2018
Convertible preferred stock	—	19,409,132
Options issued and outstanding and ESPP shares issuable and outstanding	3,169,489	2,416,671
Early exercised common stock subject to future vesting	64,017	283,670
Total	3,233,506	22,109,473

12.	Subsequent Events

On October 15, 2019, the Company entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75,000,000, through an “at the market offering” program under which Cowen will act as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $0.1 million.

On October 15, 2019, the Company filed a Registration Statement on Form S-3 (as amended, the “Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the “at the market offering” program. The SEC declared the Shelf Registration Statement effective on November 8, 2019.

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

We initiated a first-in-human Phase 1/2 clinical trial of GRANITE, our first personalized immunotherapy product candidate, in the fourth quarter of 2018, evaluating it in the treatment of common solid tumors, including metastatic non-small cell lung cancer and gastroesophageal, bladder and colorectal cancers, in each case in combination with checkpoint inhibitors provided by our collaborator, Bristol-Myers Squibb Company, or BMS. We dosed our first patient in this trial, GO-004, in the first quarter of 2019. The Phase 1 portion of the GO-004 Phase 1/2 trial will seek to establish a dose for further investigation in Phase 2 and to evaluate safety, tolerability and, importantly, immunogenicity of our product candidate. We will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types.

Our second tumor-specific product candidate series, SLATE, utilizes the same antigen delivery system as GRANITE but contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, providing us with an off-the-shelf alternative to our personalized manufactured product candidate, GRANITE.  The U.S. Food and Drug Administration, or FDA, allowed the Investigational New Drug application, or IND, for SLATE to proceed in June 2019 and we have initiated a Phase 1/2 clinical trial of SLATE, GO-005, in combination with immune checkpoint inhibitors for the treatment of patients with advanced solid tumors, including metastatic non-small cell lung cancer, pancreatic cancer and colorectal cancer. We dosed our first patient in this trial, GO-005, in the third quarter of 2019.

We are developing a second immunotherapy platform targeting shared tumor antigens, including shared TSNA, which relies upon bispecific antibodies, or BiSAb, targeting solid tumors. BiSAb have been shown by others to exhibit early evidence of efficacy in B cell malignancies, using B cell-specific targets such as CD19, CD20 and BCMA, and our goal is to extend this concept into the treatment of solid tumors using our novel approach to identify tumor-specific antigens and antibody fragments against such targets. Our BiSAb approach uses an antibody fragment to recognize a tumor antigen and, in the same molecule, a different antibody fragment to recognize immune effector cells such as CD3+ T cells. These therapeutics aim to refocus immune effector cells specifically upon the tumor through antibody-driven recognition of tumor-specific antigens. We use our EDGE platform to identify novel solid tumor-specific antigens and develop antibody fragments that bind tightly and with high specificity to these targets. These antibody fragments are deployed within a bispecific antibody framework to form novel “drug-in-a-bottle” therapeutic candidates. We expect this program to generate a development candidate in the fourth quarter of 2019.

We have funded our operations to date primarily from private placements of our convertible preferred stock, the net proceeds from our initial public offering, or IPO, which we completed in October 2018, and from our follow-on public offering, which we completed in April 2019, as well as cash proceeds from bluebird under the collaboration agreement we entered into in August 2018, or the bluebird Collaboration Agreement. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. GRANITE, SLATE and the BiSAb program will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

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

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $27.5 million and $66.7 million for the three and nine months ended September 30, 2019 and $18.6 million and $47.4 million for the three and nine months ended September 30, 2018, respectively. As of September 30, 2019, we had an accumulated deficit of $193.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our personalized cancer immunotherapy through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

In October 2019, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in an “at the market offering” program pursuant to a Sales Agreement (the “Sales Agreement”) that we have entered into with Cowen and Company, LLC (“Cowen”). The Shelf Registration Statement was declared effective by the SEC on November 8, 2019.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and nine months ended September 30, 2019, we recognized $1.0 million and $3.5 million, respectively, of revenue from the bluebird Collaboration Agreement. For the three and nine months ended September 30, 2018, we recognized $96,000 of revenue from the bluebird Collaboration Agreement.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. Under this agreement, we made an upfront payment of $5.0 million, which was included in research and development expenses during the year ended December 31, 2017. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration, we made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. During the three and nine months ended September 30, 2019, we reimbursed Arbutus for $0.2 million and $0.3 million, respectively, for materials and personnel costs. During the three and nine months ended September 30, 2018, we reimbursed Arbutus for $0.1 million and $0.4 million, respectively, for materials and personnel costs. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone, which is accrued in the condensed balance sheet as of September 30, 2019 in accrued research and development expenses. The milestone payment was made in October 2019.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,
	2019	2018	Change
Collaboration revenue	$984	$96	$888
Operating expenses:
Research and development	24,886	15,622	9,264
General and administrative	4,582	3,088	1,494
Total operating expenses	29,468	18,710	10,758
Loss from operations	(28,484)	(18,614)	(9,870)
Interest income, net	936	26	910
Net loss	$(27,548)	$(18,588)	$(8,960)

	Nine Months Ended September 30,
	2019	2018	Change
Collaboration revenue	$3,481	$96	$3,385
Operating expenses:
Research and development	59,314	39,712	19,602
General and administrative	13,794	7,940	5,854
Total operating expenses	73,108	47,652	25,456
Loss from operations	(69,627)	(47,556)	(22,071)
Interest income, net	2,898	120	2,778
Net loss	$(66,729)	$(47,436)	$(19,293)

Collaboration Revenue

Collaboration revenue was $1.0 million and $3.5 million, respectively, for the three and nine months ended September 30, 2019. For the three and nine months ended September 30, 2018, we recognized $96,000 of revenue. The increase was due to recognition of revenue during the period pursuant to the bluebird Collaboration Agreement which we entered into in August 2018.

Research and Development Expenses

Research and development expenses were $24.9 million and $59.3 million for the three and nine months ended September 30, 2019 compared to $15.6 million and $39.7 million for the three and nine months ended September 30, 2018, respectively.

The increase of $9.3 million for the three months ended September 30, 2019 compared to the three months ended September 30, 2018 was primarily due to increases in personnel related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables, and facilities expenses. Personnel related costs increased by $3.0 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $2.6 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $1.9 million, and reflect our increased research and development personnel. Facility related expenses increased by $1.6 million to accommodate our manufacturing expansion and increased research and development personnel and due to our adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease, whereby the full rental payment on this lease is treated as an operating expense post January 1, 2019 as compared to interest expense in prior periods. Milestone and license payments increased $0.2 million to reflect payments made under certain agreements.

The increase of $19.6 million for the nine months ended September 30, 2019 compared to the nine months ended September 30, 2018 was primarily due to increases in personnel related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables, and facilities expenses. Personnel related costs increased by $6.3 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $4.5 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $4.1 million, and reflect our increased research and development personnel. Facility related expenses increased by $4.3 million to accommodate our manufacturing expansion and increased research and development personnel and due to our adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease, whereby the full rental payment on this lease is treated as an operating expense post January 1, 2019 as compared to interest expense in prior periods. Milestone and license payments increased $0.4 million to reflect payments made under certain agreements.

General and Administrative Expenses

General and administrative expenses were $4.6 million for the three months ended September 30, 2019 compared to $3.1 million for the three months ended September 30, 2018. The increase of $1.5 million was primarily attributable to a $0.8 million increase in personnel related costs as we expanded our headcount, and a $0.6 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility related expenses increased by $0.1 million to accommodate our increased general and administrative personnel.

General and administrative expenses were $13.8 million for the nine months ended September 30, 2019 compared to $7.9 million for the nine months ended September 30, 2018. The increase of $5.9 million was primarily attributable to a $2.1 million increase in personnel related costs as we expanded our headcount, and a $3.4 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility related expenses increased by $0.4 million to accommodate our increased general and administrative personnel.

Interest Income, Net

Interest income, net was $0.9 million for the three months ended September 30, 2019 compared to $26,000 for the three months ended September 30, 2018. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $1.0 million was due to a higher average cash, cash equivalents and marketable securities balance in 2019 than in 2018 and decreased interest expense incurred on our lease financing obligation due to our adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease.

Interest income, net was $2.9 million for the nine months ended September 30, 2019 compared to $0.1 million for the nine months ended September 30, 2018. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $2.8 million was due to a higher average cash, cash equivalents and marketable securities balance in 2019 than in 2018 and decreased interest expense incurred on our lease financing obligation due to our adoption of Topic 842 and the change in accounting treatment related to the Pleasanton lease.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2019, we have funded our operations primarily through private placements of our convertible preferred stock, our Collaboration Agreement with bluebird, and the proceeds of our IPO and follow on public offering.  We have raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird.

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

In October 2019, we filed the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in an “at the market offering” program pursuant to the Sales Agreement with Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019.

As of September 30, 2019, we had cash, cash equivalents, and marketable securities of $151.5 million and an accumulated deficit of $193.3 million, compared to cash, cash equivalents, and marketable securities of $153.1 million and an accumulated deficit of $126.4 million as of December 31, 2018.

Additionally, we do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer immunotherapy candidates, including conducting ongoing research and development, preclinical studies and providing general and administrative support for these operations. We expect to continue to incur net operating losses for at least the next several years as we advance GRANITE, SLATE, the BiSAb program and any future product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $193.3 million through September 30, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial of GRANITE, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE, which we initiated in mid-2019;

•

the scope, progress, results, and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program, for which we expect to select a product candidate in the fourth quarter of 2019;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2019	2018
Cash used in operating activities	$(62,559)	$(25,166)
Cash provided by investing activities	57,190	32,358
Cash provided by financing activities	70,128	19,737
Net decrease in cash and cash equivalents	$64,759	$26,929

Cash Used in Operating Activities

During the nine months ended September 30, 2019, cash used in operating activities was $62.6 million, which consisted of a net loss of $66.7 million, adjusted by non-cash charges of $10.5 million and cash used due to changes in our operating assets and liabilities of $6.3 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.3 million, stock-based compensation of $3.9 million, and non-cash operating lease expense of $4.6 million, offset by $1.2 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to a decrease of $0.2 million in accrued compensation, a decrease of $3.5 million in deferred revenue as a result of revenue recognized during the nine months ended September 30, 2019, a decrease of $1.9 million in the lease liability as a result of lease payments made, a decrease of $5.0 million in prepaid expenses and other current assets, and a decrease in deposits and other long-term assets of $0.4 million, offset by an increase of $3.1 million in accrued an other non-current liabilities and an increase of $1.6 in accounts payable.

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

Cash Provided by Investing Activities

During the nine months ended September 30, 2019, cash provided by investing activities was $57.2 million, which consisted of $96.1 million in proceeds from the maturity of marketable securities offset by $28.3 million in purchases of marketable securities and $10.6 million of capital expenditures to purchase property and equipment.

During the nine months ended September 30, 2018, cash provided by investing activities was $32.4 million, which consisted of $37.2 million in proceeds from the maturity of marketable securities offset by $1.5 million in purchases of marketable securities and $3.3 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2019, cash provided by financing activities was $70.1 million, which primarily consisted of $70.3 million in proceeds from the issuance of common stock in a public offering and $0.4 million of proceeds from the exercise of stock options, offset by $0.6 million of payments of deferred financing costs.

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

Since our inception through September 30, 2019, we have raised an aggregate of approximately $177.9 million through the issuance and sale of shares of our convertible preferred stock, net of $0.4 million in issuance costs, which we have used to fund our operations.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-2 Years	3-5 Years	More than 5 Years
Operating leases(1)	$35,515	$584	$11,751	$7,201	$15,979
Total obligations	$35,515	$584	$11,751	$7,201	$15,979

(1) See Note 6 to our condensed financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million in relation to a license agreement. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. During the three and nine months ended September 30, 2019 and 2018 no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. Under the agreement, we paid an upfront payment of $0.5 million to the CRO. The upfront payment was capitalized and was recognized as research and development expense using the straight-line method over the term of the agreement, which was one year ending on December 31, 2018. During the year ended December 31, 2018, we recognized a total of $1.1 million of research and development expense under the agreement. During the three and nine months ended September 30, 2019, we recognized an insignificant amount of research and development expense under the agreement. During the three and nine months ended September 30, 2018, we recognized a total of $0.2 million and $0.9 million, respectively, of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of September 30, 2019 or 2018. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party contract research organization to provide antibody discovery related services. Under the agreement, we paid an upfront payment of $0.1 million to the CRO. The upfront payment was capitalized and recognized as research and development expense as the services are delivered. During the three and nine months ended September 30, 2019, we recognized a total of $0.6 million and $0.8 million, respectively, of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of September 30, 2019. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended September 30, 2019 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting, other than the implementation of a new General Ledger (GL) system for financial accounting and reporting to replace our legacy GL system. The implementation of this new system was not in response to any identified deficiency or material weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We only recently initiated our Phase 1/2 clinical trials, GO-004 for our first personalized cancer immunotherapy candidate, GRANITE, and GO-005 for our off-the-shelf cancer immunotherapy candidate, SLATE.

We have had significant operating losses since our inception. Our net losses were $27.5 million and $66.7 million for the three and nine months ended September 30, 2019 and $18.6 million and $47.4 million for the three and nine months ended September 30, 2018. As of September 30, 2019, we had an accumulated deficit of $193.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. GRANITE and SLATE, as well as our BiSAb program, will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop GRANITE, SLATE, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies, and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of $151.5 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of GRANITE, SLATE, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE and SLATE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE or any future immunotherapy product candidates.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months and through preliminary safety and efficacy data for both Phase 1/2 clinical trials for GRANITE and SLATE. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial for GRANITE, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE, which we initiated in mid-2019;

•

the scope, progress, results and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program, for which we expect to select a product candidate in the fourth quarter of 2019;

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
•

the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners; and

•	future accounting pronouncements or changes in our accounting policies.

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

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, both of which have recently entered clinical trials.

We have no products approved for sale. Both GRANITE and SLATE are in the early stages of clinical trials. As such, we face significant translational risk with GRANITE and SLATE specifically and our tumor-specific immunotherapy approach generally. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE and SLATE, as well as other product candidates derived from our tumor-specific immunotherapy approach, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, no product candidates based on our tumor-specific immunotherapy approach have been tested in humans and given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a personalized immunotherapy treatment sufficient to warrant approval for commercialization.

We have not previously submitted a biologics license application, or BLA, to the FDA or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, GRANITE, SLATE or any future product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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
•

timely completion of our preclinical studies and clinical trials, which may be significantly slower, or cost more, than we currently anticipate and will depend substantially upon the performance of third-party contractors;

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
•

achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our lead product candidates or any future product candidates or approved products, if any;

•	the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our personalized cancer immunotherapy approach;
•

our ability to successfully develop a commercial strategy and thereafter commercialize GRANITE, SLATE or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

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

In addition, the regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates. For example, regulatory requirements governing cell therapy and gene therapy products have changed frequently and may continue to change in the future. In addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials subject to the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines were historically subject to review by the Recombinant DNA Advisory Committee, or RAC. On April 25, 2019, the NIH revised the NIH Guidelines to remove protocol submission and reporting requirements and to eliminate the role of the RAC in human gene transfer research. The previous RAC has been renamed the Novel and Exceptional Technology and Research Advisory Committee (NExTRAC), which will advise the NIH Director on the scientific, safety, ethical, and social issues associated with emerging biotechnologies. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Thus, even though we are no longer required to submit a protocol for our product candidates to NIH, we will still be subject to significant regulatory oversight by the FDA and the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, and changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations or delay or prevent approval and commercialization of such product candidates.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we initiated our Phase 1/2 clinical trials, GO-004 in the fourth quarter of 2018 and GO-005 in mid-2019, we may experience delays in enrolling or completing those trials. Additionally, we cannot be certain that studies or trials for GRANITE, SLATE or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

•	obtaining IRB, and, where required, IBC approval at each trial site;
•	recruiting an adequate number of suitable patients to participate in a trial;
•	having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing subject safety concerns that arise during the course of a trial;
•	adding a sufficient number of clinical trial sites;
•	obtaining sufficient quantities of product candidate for use in preclinical studies or clinical trials from third-party suppliers; or
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

If any of our preclinical studies or clinical trials of our product candidates are delayed or terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If GRANITE, SLATE, any future product candidates or our TSNA prediction platform generally prove to be ineffective, unsafe or commercially unviable, our entire platform and approach would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

As a result of our trial design for GO-004 and GO-005, the Phase 1 portion of the trials will provide little evidence of the efficacy of our personalized immunotherapy product candidate, GRANITE and the off-the-shelf immunotherapy candidate, SLATE, respectively.

Scientific principles and preclinical data suggest that combination treatment of cancer patients with our TSNA-directed immunotherapy product candidates plus checkpoint inhibitors is likely to be most effective for our target indications. The Phase 1 portion of both of our Phase 1/2 clinical trials, GO-004 and GO-005, will, consequently, involve administration of a combination therapy with GRANITE and SLATE, respectively. Notably, all patients in the Phase 1 portion of these trials will receive anti-PD-1 monoclonal antibodies, or mAb, as background therapy. Some patients in both trials will additionally receive anti-CTLA-4 mAb. Checkpoint inhibitors such as anti-PD-1 and anti-CTLA-4 mAb are known to be effective treatments in many cancer patients and elicit objective responses in some patients. Any objective responses observed in our Phase 1 trials will thus be in patients receiving our experimental therapy together with a checkpoint inhibitor and attribution of objective responses to the effects of GRANITE or SLATE alone will not be possible. We expect that efficacy will be studied carefully in the respective programs’ Phase 2 cohorts, in which the relative contributions of our personalized and off-the-shelf immunotherapy candidates and the checkpoint inhibitors will be dissected and quantified to some degree. Of note, patient eligibility for our clinical trials is determined based, in part, upon predicted immunogenicity of the patient’s tumor. In particular, we only accept patients predicted to have a neoantigenic burden above a certain threshold. Selection of high-immunogenicity tumors is relevant to interpretation of clinical data, since high immunogenicity (which is related to high tumor mutational burden) may be a positive prognostic factor that means our selected patients would have a clinical outcome upon standard therapy which is superior to unselected case controls. As a result, interpretation of “time-to-event” endpoints such as progression-free survival or overall survival will be challenging without a contemporaneous, randomized control group. As a result, the Phase 1 portions of our respective Phase 1/2 clinical trials will provide little evidence of the efficacy of GRANITE or SLATE, which may not be fully understood by investors or market participants, potentially leading to negative effects on our stock price.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our product candidates are safe and effective for the requested indication;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocol or the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of GRANITE, SLATE or any of our future product candidates;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or
•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

We have chosen to prioritize development of our personalized immunotherapy candidate, GRANITE, and our off-the-shelf immunotherapy candidate, SLATE. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications for which there may be a greater likelihood of success or may be more profitable.

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

If we are unable to obtain regulatory approval for use of our tumor-specific immunotherapy candidates, GRANITE and SLATE, as a first- and second-line therapy, our commercial opportunity and profitability may be limited.

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

Traditionally, novel therapeutics are developed and approved in late (third) line therapy of cancer patients. Such clinical programs carry risk of failure because patients are often quite frail, with effects of multiple rounds of prior therapy weakening bone marrow, immune systems and general fitness. Immunotherapy, such as checkpoint inhibitors, has generally been shown to be more effective when used in earlier lines of therapy, with prospect of very durable responses in some patients and there is a trend towards earlier use of these agents, avoiding in particular cytotoxic chemotherapy agents which carry substantial toxicity and very little prospect of long-term responses. Tumor-specific immunotherapy product candidates such as GRANITE, as well as “off-the-shelf” product candidates such as SLATE, are expected to be administered in combination with checkpoint inhibitors and can, in principle, be safely used in early lines of therapy. Our clinical development program also aims to study our products in early stages of cancer treatment (referred to as, adjuvant therapy), which carry a higher safety bar, and often a greater expectation of efficacy over control arms. Such studies may thus be relatively large and slow to achieve maturity. There are new tools available to stratify cancer patients for risk of recurrence or progression, such as liquid biopsies that measure the amount of circulating tumor-derived DNA. We will utilize these tools to attempt to expedite clinical trials in early-stage cancer patients by focusing upon patients at above-average risk of disease recurrence or progression, which events are typical endpoints in clinical trials. The development of liquid biopsies is at an early stage, however, and these tools may prove to carry low utility and thus render early-stage cancer trials slow, necessarily large and expensive. The safety of our product candidates in combination with checkpoint inhibitors in early lines of therapy may also prove to be unacceptable.

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

While our SLATE product is designed to be readily available (off-the-shelf), GRANITE will initially take approximately 16-20 weeks to be manufactured and released for human use, and this long timeline demands that either patients are consented and entered into our trials when they start a prior line of therapy, and start our therapy upon disease progression, or we initiate treatment in patients who have entered the maintenance phase of their original line of treatment. For example, we might enroll newly diagnosed patients who are due to receive front-line chemotherapy and then start their therapy with our immunotherapy product candidate as second-line treatment when they progress upon front-line chemotherapy or fail to tolerate it. This carries the risk of time delays or drop-out, i.e. patients may not progress after first-line chemotherapy for a long time, or they may decide not to receive an immunotherapy product candidate we have manufactured for them, at our expense. Alternatively we may treat first-line patients once they have completed their initial treatment and have not progressed (called maintenance therapy)—this renders efficacy harder to interpret versus simple treatment studies (any objective response cannot clearly be attributed to our products) and may be complicated by standard of care treatments which may necessarily be continued alongside our immunotherapy candidates, further confounding interpretation of efficacy.

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

We are committed to developing personalized cancer immunotherapies to fight multiple cancer types and are currently advancing multiple product candidates to address a variety of cancers, including metastatic NSCLC and colorectal, gastroesophageal, pancreatic, and bladder cancers as well as other mutation-positive cancers in our SLATE program. Utilizing our EDGE platform, we believe we can develop multiple therapeutic classes of products that will generate a T cell immune response unleashing the natural power of the immune system on the tumor cells. However, one or more of these alternative therapeutic products may never be successfully validated in a human. In addition, identifying, developing, obtaining regulatory approval for and commercializing therapies for the treatment of cancer will require substantial additional funding and is prone to the risks of failure inherent in therapeutic product development. Research programs to identify product candidates also require substantial technical, financial and human resources, regardless of whether or not any product candidates are ultimately identified, and, even if our research programs initially show promise in identifying potential product candidates, they may fail to yield product candidates for clinical development.

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

As with most biological products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While we have only just initiated patient dosing in our clinical trials of GRANITE and SLATE and do not have a comprehensive understanding of its risks, it is likely that there will be side effects associated with their use. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

We currently manufacture a portion of our initial product candidates internally and rely on qualified third parties to supply components of our initial product candidate. Our inability to manufacture sufficient quantities of GRANITE, SLATE or any future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Manufacturing is a vital component of our tumor-specific immunotherapy approach and we have invested significantly in our manufacturing facility. To ensure timely and consistent product supply assurance to our patients we currently use a hybrid product supply approach whereby certain elements of our initial product candidates are manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements are manufactured at qualified third-party contract manufacturing organizations, or CMOs. All internal and third party contract manufacturing is performed under cGMP guidelines. We plan to internalize a majority of the manufacturing steps in the supply chain to optimize cost and production time, as well as establish full control over intellectual property and product quality. To do so, we will need to continue to scale up our manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a clinical scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

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

Our tumor-specific immunotherapy product candidates, GRANITE and SLATE, are considered to be biologics and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. The manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples, while SLATE is designed using known genetic sequences available from public databases.  Both GRANITE and SLATE require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our personalized immunotherapy GRANITE, in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process from biopsy receipt to the release and shipment of GRANITE to the clinical site for patient administration will initially take approximately 16-20 weeks. In addition, our manufacturing process for both GRANITE and SLATE are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action including withdrawal of our products from the market, if licensed.

As part of our process development efforts for GRANITE and SLATE, we also may make changes to our manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

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

If either of GRANITE or SLATE is approved, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from immune checkpoint inhibitors such as Bristol-Myers Squibb Company’s OPDIVO and YERVOY, Merck & Co., Inc.’s KEYTRUDA and Genentech, Inc.’s TECENTRIQ, and T cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. The most common therapeutic treatments for common solid tumors are chemotherapeutic compounds, radiation therapy, targeted therapies and now immunotherapies.

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

As of September 30, 2019, we had 164 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our research and development activities and our third-party manufacturers’ and suppliers’ activities involve the controlled storage, use and disposal of hazardous materials owned by us, including the components of our product and product candidates and other hazardous compounds. We and any third-party manufacturers and suppliers we engage are subject to numerous federal, state and local environmental, health and safety laws, regulations and permitting requirements, including those governing laboratory procedures; the generation, handling, use, storage, treatment, and disposal of hazardous and regulated materials and wastes; the emission and discharge of hazardous materials into the ground, air and water; and employee health and safety. Our operations involve the use of hazardous and flammable materials, including chemicals and biological and radioactive materials. Our operations also produce hazardous waste. In some cases, these hazardous materials and various wastes resulting from their use are stored at our and our third-party manufacturers’ facilities pending their use and disposal. We generally contract with third parties for the disposal of these materials and wastes. We cannot eliminate the risk of contamination, which could cause an interruption of our commercialization efforts, research and development efforts and business operations, environmental damage resulting in costly clean-up and liabilities under applicable laws and regulations governing the use, storage, handling and disposal of these materials and specified waste products.

Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. In such an event, we may be held liable for any resulting damages and such liability could exceed our resources and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

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

Our commercial success depends in part on our ability to obtain and maintain patent protection and trade secret protection for our product candidates, proprietary technologies and their uses as well as our ability to operate without infringing upon the proprietary rights of others. We generally seek to protect our proprietary position by filing patent applications in the United States and abroad related to our product candidates, proprietary technologies and their uses that are important to our business. Our patent applications cannot be enforced against third parties practicing the technology claimed in such applications unless, and until, patents issue from such applications, and then only to the extent the issued claims cover the technology. There can be no assurance that our patent applications or those of our licensors will result in additional patents being issued or that issued patents will afford sufficient protection against competitors with similar technology, nor can there be any assurance that the patents issued will not be infringed, designed around or invalidated by third parties. Even issued patents may later be found invalid or unenforceable or may be modified or revoked in proceedings instituted by third parties before various patent offices or in courts. The degree of future protection for our proprietary rights is uncertain. Only limited protection may be available and may not adequately protect our rights or permit us to gain or keep any competitive advantage. If we do not adequately protect our intellectual property and proprietary technology, competitors may be able to use our product candidates and proprietary technologies and erode or negate any competitive advantage we may have, which could have a material adverse effect on our financial condition and results of operations.

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of September 30, 2019, our solely owned patent portfolio includes 20 pending U.S. patent applications and 60 pending foreign patent applications and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our products are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed or we could be required to incur significant expenses to enforce or defend our rights. If we initiate lawsuits to protect or enforce our patents, or litigate against third-party claims, such proceedings would be expensive and would divert the attention of our management and technical personnel.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of U.S. Serial Nos. 15/187,174 and 14/794,449, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. If a patent issues from such patent applications with claims similar to those that are currently pending, our ability to commercialize GRANITE in the United States may be adversely affected if we do not obtain a license under such patent. In addition, we are aware of and have timely opposed EP Patent 2569633, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. EP Patent 2569633 is currently validated in Great Britain, France, Germany, Netherlands, Italy, Ireland, Spain and Switzerland. Our opposition was filed in the company’s name on November 7, 2016 by Vossius & Partner. Four other parties also filed oppositions to the patent within the required timeframe. The Opposition Division of the European Patent Office, or EPO, held opposition hearings on October 15 and 16, 2018, and determined that EP Patent 2569633 does not meet the requirements of the European Patent Convention, or EPC, and consequently, revoked the patent. We received notice in April 2019 that EP Patent 2569633 patentees and licensors filed their appeal to the Opposition Division’s decision, and our reply is due in August 2019. If, after appeal, EP Patent 2569633 is ultimately maintained by the EPO with claims similar to those that are currently opposed, our ability to commercialize GRANITE in certain European countries may be adversely affected if we do not obtain a license under the patent.

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

Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published we may be unaware of third-party patents that may be infringed by commercialization of GRANITE, SLATE or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing GRANITE, SLATE or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent GRANITE, SLATE or any future immunotherapy candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market GRANITE, SLATE or any future immunotherapy candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing GRANITE, SLATE or any future immunotherapy candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

We are party to various agreements that we depend on to operate our business, including intellectual property rights relating to GRANITE and SLATE, in particular, our agreement with Arbutus. Our rights to use currently licensed intellectual property or intellectual property to be licensed in the future are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:

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

Depending upon the timing, duration and specifics of FDA marketing approval of GRANITE, SLATE or any future immunotherapy candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, our clinical trials for GRANITE, SLATE or any other future clinical development programs, including public misperception of the results of our trials;
•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and/or biopharmaceutical product development;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for our personalized immunotherapy candidate;
•	announcements relating to future licensing, collaboration or development agreements, including the early termination or failure of an existing strategic collaboration;
•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our therapies;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the biopharmaceutical and biotechnology sectors; and
•	general economic conditions in the United States and abroad.

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

The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in October 2019, we filed a shelf registration statement on Form S-3 with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in an “at the market offering” program pursuant to a Sales Agreement that we have entered into with Cowen and Company, LLC. We may issue shares in our “at the market offering” program or other registered offerings under the shelf registration statement. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of September 30, 2019, our executive officers, directors and their respective affiliates held over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2019, we have outstanding a total of 35,798,100 shares of common stock, of which the holders of approximately 8.8 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock.

In addition, as of September 30, 2019, approximately 6.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware and in the U.S. federal district courts for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation and our amended and restated bylaws provides that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that the U.S. federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

The enforceability of similar federal court choice of forum provisions in other companies’ certificates of incorporation has been challenged in legal proceedings, and it is possible that a court could find this type of provision to be inapplicable or unenforceable. If a court were to find either of the choice of forum provisions contained in our amended and restated certificate of incorporation or amended and restated bylaws to be inapplicable or unenforceable in an action, we may incur additional costs associated with resolving such action in other jurisdictions, which could adversely affect our business and financial condition.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended September 30, 2019.

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

Issuer Purchases of Equity Securities

The table below summarizes our stock repurchase activity for the quarter ended September 30, 2019.

Fiscal Period	Total Number of Shares Repurchased	Average Price Paid Per Share	Total Number of Shares Purchased as Part of a Publicly Announced Program	Maximum Number (or Approximate Dollar Value) of Shares that May Yet be Purchased Under the Program
July 1 to July 31, 2019	—	$—	—	N/A
August to August 31, 2019	2,219	$0.35	—	N/A
September 1 to September 30, 2019	—	$—	—	N/A
Total during quarter ended September 30, 2019	2,219	$0.35	—
ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

10.1	Employment Agreement by and between Gritstone Oncology, Inc. and Vijay Yabannavar, Ph.D., effective as of July 2, 2019.					X

10.2	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of September 6, 2018.					X

10.3	First Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of July 11, 2019.					X

10.4	Sales Agreement, dated October 15, 2019, by and between Gritstone Oncology, Inc. and Cowen and Company, LLC.	S-3	10/15/2019	1.2

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.					X

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

Gritstone Oncology, Inc.

Date:	November 12, 2019	By:	/s/ Andrew Allen
Andrew Allen
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 12, 2019	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer (Principal Financial Officer)