Form 10-K
period 2019-12-31
Gritstone Oncology, Inc.
filed 2020-03-11
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2019

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38663

Gritstone Oncology, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4859534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5959 Horton Street, Suite 300 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

(510) 871-6100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GRTS	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☐

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 28, 2019 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $277.1 million, based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 28, 2019 of $11.14 per share. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 6, 2020 was 36,976,352.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 18, 2020, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this report relates.

i

PART I

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including "Business" in Part I Item I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended, or the Exchange Act. All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for SLATE, GRANITE and any future product candidates, if approved for commercial use;
•	our clinical and regulatory development plans for our product candidates;
•

our expectations with regard to our Gritstone EDGETM platform, including our ability to utilize the platform to predict the TSNA that will be presented on a patient’s tumor cells and identify shared antigens for other therapeutic classes;

•	our expectations with regard to the data to be derived in our Phase 1/2 clinical trials or any clinical trials for other product candidates;
•	the timing of commencement of future nonclinical studies and clinical trials and research and development programs;
•	our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•	our intentions and our ability to establish collaborations and/or partnerships;
•	the timing or likelihood of regulatory filings and approvals for our product candidates;
•	our commercialization, marketing and manufacturing capabilities and expectations;
•	our intentions with respect to the commercialization of our product candidates;
•	the pricing and reimbursement of our product candidates, if approved;
•	the implementation of our business model and strategic plans for our business, product candidates and technology platforms, including additional indications for which we may pursue;
•	the scope of protection we are able to establish and maintain for intellectual property rights covering our product candidates, including the projected terms of patent protection;
•	estimates of our expenses, future revenue, capital requirements, our needs for additional financing and our ability to obtain additional capital;
•	our future financial performance; and
•	developments and projections relating to our competitors and our industry, including competing therapies and procedures.

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

Item 1. Business.

Overview and Strategy

We are an immuno-oncology company developing tumor-specific cancer immunotherapies to fight multiple cancer types. Our approach harnesses the natural power of a patient’s own immune system to recognize short tumor-specific peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens, or TSNA, in order to destroy tumor cells. Our programs are built on two key pillars—first, our proprietary Gritstone EDGE artificial intelligence platform which enables us to identify TSNA with high accuracy; and second, a potent immunotherapy platform which we have engineered to deliver the selected TSNA and drive the patient’s immune system to attack and destroy tumors.  Our product candidates are designed to fit easily into a community oncology setting and to be administered in earlier lines of treatment, in combination with checkpoint inhibitors to further drive a robust T cell response, rather than only in refractory or relapsed cancers. This is important because there is growing evidence that immunotherapy is more effective when deployed early in a cancer patient’s disease course.

We initiated a Phase 1/2 first-in-human clinical trial of our personalized immunotherapy product candidate, GRANITE, in the fourth quarter of 2018, and a Phase 1/2 clinical trial of our “off-the-shelf” immunotherapy product candidate, SLATE (also targeting TSNA), in the third quarter of 2019, both for the treatment of several common solid tumors. In these studies, patients have received our immunotherapy product candidates with acceptable tolerability at doses tested to date, and, importantly, we have observed substantial cytotoxic T cell responses to multiple administered TSNA. We expect to present preliminary clinical data in the first half of 2020. Patient selection for the two programs is distinct.  SLATE patients must carry both a particular tissue type human leukocyte antigen, or HLA, which is similar to the ABO blood type, but with more variants, and at least one of twenty specific gene mutations, with a particular focus upon common KRAS gene mutations, to be eligible for this “off-the-shelf” therapy. In contrast, GRANITE patients have an immunotherapy made specifically for them, based upon their tumor DNA/RNA sequence. Separately, we have also recently initiated lead optimization of a separate product class of bispecific antibodies, or BiSAb, which are designed to offer an alternative form of off-the-shelf therapy against our EDGE - identified novel tumor-specific antigens.  We expect to file an IND for this program in the second half of 2021.

Immuno-oncology represents one of the most significant advances in the history of cancer treatment. In 2014, the first checkpoint inhibitor was approved and today, despite only a modest breadth of efficacy across patients, this class of therapies is predicted to reach over $32.0 billion in combined global sales by 2022. However, because checkpoint inhibitors work through relatively non-specific stimulation of occasional, pre-existing, tumor-specific (typically TSNA-specific) T cells, they are effective in only a subset of patients, with objective responses (substantial tumor shrinkage) observed in 0-20% of all patients with cancer of the lung, breast, prostate, colon/rectum and ovary (the major lethal solid tumor types). Many patients appear not to possess meaningful numbers of T cells that recognize their tumor (so-called “cold” tumors). We believe the path to broader immuno-oncology efficacy and more meaningful clinical responses resides in the de novo generation of new, potent, tumor-specific T cell responses.

The first pillar of our tumor-specific cancer immunotherapy approach is our understanding of TSNA and the application of our artificial intelligence-based, proprietary Gritstone EDGE platform to predict (and for SLATE, to help validate) often novel or unique TSNA on tumor cells. EDGE is a proprietary machine learning model that uses DNA/RNA sequence data derived from a patient’s tumor biopsy to predict which mutations will generate TSNA most likely to be presented on the tumor cell surface. While there are frequently hundreds of mutations in the DNA of a tumor cell, only approximately 1% of these mutations are actually transcribed, translated and processed into a unique “non-self” peptide sequence that is presented on the surface of tumor cells and can therefore be recognized by the patient’s own T cells. Some TSNA arise in classical oncogenes, the growth-related genes which are recurrently mutated across cancer patients because the mutations promote the formation and progression of cancer-like behavior. These are referred to as driver gene mutations, and such mutations that form TSNA are the basis of the SLATE product concept. Few driver gene (or “shared”) TSNA are described in the scientific literature, and Gritstone uses EDGE to predict new shared TSNA, and then validate them by directly observing them on the surface of human tumor cells from cancer patients. Some of these data were presented at the Society for Immunotherapy of Cancer (SITC) conference in November 2019.  However, shared TSNA are relatively rare (found in approximately 10-15% of patients with lung or colorectal cancer), and most TSNA are unique to each individual patient’s tumor (termed “private”), arising as mutations in random genes, that are thought to be neutral for the cell’s growth. Previously available technologies cannot predict the presence of TSNA with sufficient accuracy to design a therapy that is likely to be effective, and so Gritstone built the EDGE platform. Applying this platform to sequence data from human tumors, we have shown a 9-10 fold improvement in prediction performance with our platform compared to traditional approaches. These data were published in Nature Biotechnology in December 2018 (Bulik-Sullivan, et al, Nature (2018)), and a US patent covering the concept issued to Gritstone in 2018. Of note, a large academic study published in Nature Biotechnology has recently confirmed the utility of this class of machine learning approaches for the prediction of HLA presented peptides and TSNA (Sarkizova, et al, Nature (2019)). We continue to identify novel shared TSNA and improve the performance of the EDGE model.

The second pillar of our tumor-specific cancer immunotherapy approach is our potent antigen delivery system which delivers TSNA to patients in order to direct a robust T cell response to those TSNA predicted to be presented on the patient’s tumor. Grounded in traditional infectious disease vaccinology, this two-step immunization utilizes prime and separate boosts to educate and expand the patient’s T cells to detect TSNA and destroy tumor cells. In non-human primate models, we have demonstrated a profound and specific CD8+ and CD4+ T cell response to antigens administered in this way. Similarly, our tumor-specific immunotherapy candidates, SLATE and GRANITE, comprise a sequential immunization of a viral-vector based prime and boosts with self-amplifying RNA (SAM) delivered by intramuscular injection, which we refer to as heterologous prime-boost. In our SLATE product candidate series, the viral-vector prime and RNA boosts both contain the same fixed TSNA cassette that is designed for the subset of patients who carry these antigens, whereas for our GRANITE product candidate, each of the viral-vector prime and RNA boost immunizations contain a patient-specific set of predicted TSNA. Importantly, we also have the capability to manufacture these products at our own fully integrated GMP biomanufacturing facilities. The ability to control the manufacturing of high-quality tumor-specific immunotherapy products, and scale production, if early data are positive, is critical for efficient clinical development and commercialization. We have invested significant resources in our Cambridge, Massachusetts sequencing lab and our Pleasanton, California biomanufacturing facility to address these needs and position ourselves to control the critical steps in the production of our tumor-specific immunotherapy candidates.

Our off-the-shelf, TSNA-directed immunotherapy product candidate, SLATE platform, entered a Phase 1/2 clinical trial in the third quarter of 2019. SLATE and GRANITE utilize the same heterologous prime-boost approach, but SLATE contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, which distinguishes it as an off-the-shelf alternative to our personalized manufactured product candidate, GRANITE. SLATE is therefore designed to be readily available for rapid initiation of therapy and is less expensive to manufacture than a personalized product. Our data suggest that while each such shared neoantigen may only be found in less than 5% of patients with a particular tumor type, our heterologous prime-boost can contain at least 20 of these TSNA, which we believe will result in the off-the-shelf product having an addressable population of approximately 10-15% of patients within common solid tumor types such as colorectal cancer and lung cancer. Our off-the-shelf product candidates are specific to a particular tumor type, and the TSNA module is fixed for each product. Consequently, it is critically important to be able to accurately identify patients whose tumors contain at least one of the TSNA represented within the off-the-shelf product candidate. Today, this can be simply achieved by screening the patient’s tumor for driver mutations using commercially-available genomic screens and identifying the patient’s HLA type from blood with a standard clinical assay. The SLATE and GRANITE clinical trials involve the combined use of our heterologous prime-boost system together with checkpoint inhibitor therapy. Additionally, we have entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb Company to evaluate the safety and tolerability of SLATE and GRANITE in combination with OPDIVO (nivolumab) and in combination with OPDIVO plus YERVOY (ipilimumab), in patients with advanced solid tumors. The Phase 1 portion of our SLATE Phase 1/2 trial, initiated in August 2019, seeks to establish a dose for further investigation in Phase 2 and to evaluate safety, tolerability and, importantly, immunogenicity of our lead product candidate, in suitable patients with colorectal cancer, lung cancer and pancreatic cancer, together with a tumor-type agnostic cohort in patients with other tumor types who possess appropriate shared TSNA. We will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types.

Our personalized immunotherapy product candidate, GRANITE, has two potential benefits in comparison with SLATE – (1) the potential for a larger addressable patient population, since many patients with common solid tumors such as NSCLC will have sufficient private TSNA to merit use of our immunotherapy;  and (2) a greater chance that patients will mount an immune response to multiple TSNA in parallel, which may reduce the chances of a tumor developing acquired resistance by altering a particular neoantigen or its cell-surface presentation. The GRANITE process begins with receipt of a routine tumor biopsy from the patient. We utilize our in-house sequencing capabilities on the tumor sample and then apply our proprietary EDGE platform to derive a set of predicted TSNA likely to be presented on the patient’s tumor. Using these TSNA, we design a highly potent personalized immunotherapy candidate containing the relevant neoantigens to be administered by simple intramuscular injection. We have designed each of our tumor-specific immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe this would extend the utility of our medicines into the community oncology setting and not limit their use to scarce centers of excellence. We believe that as a result of its design, our tumor-specific immunotherapy candidate has the potential to expand the efficacy of immunotherapy into broader patient populations.

We initiated a first-in-human Phase 1/2 clinical trial of our first personalized immunotherapy product candidate, GRANITE, in the fourth quarter of 2018, evaluating it in the treatment of common solid tumors, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and microsatellite stable, or MSS, colorectal cancers, in each case in combination with checkpoint inhibitors. We dosed our first patient in the first quarter of 2019. Similar to SLATE, the Phase 1 portion of our Phase 1/2 trial will seek to establish a dose for further investigation in Phase 2 and to evaluate safety, tolerability and, importantly, immunogenicity of our lead product candidate. We will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types.

We presented early immunogenicity data from both the GRANITE and SLATE Phase 1 clinical trials at the European Society of Medical Oncology Immuno-Oncology meeting (ESMO-IO) in December 2019. We showed that our immunotherapy product candidates could be administered safely to cancer patients at the doses studied to date, with typical adverse events expected with potent viral-vector based immunizations, such as fever and injection site reactions that were self-limiting, but with no dose-limiting toxicities. No other toxicity patterns have emerged to date. Despite the low doses deployed, and absence of ipilimumab (which will  be included in later cohorts), potent immune responses were observed in GRANITE patients, with very strong CD8+ T cell responses to TSNA measurable in all patients, as assessed using a standard overnight (“ex vivo”) ELISpot assay. (There was an insufficient number of SLATE patients available for analysis at that time.) Responses to multiple neoantigens were detected, and in one patient who provided large numbers of T cells for analysis (by voluntary leukapheresis), specific responses to 12 of 20 administered neoantigens were measured. In addition to being large in number (over 1,000 TSNA-specific CD8+ T cells per 106 peripheral blood mononuclear cells in 2 of 3 patients), the elicited T cells were also cytotoxic in phenotype, with Granzyme B production demonstrated for multiple patients. We also demonstrated that some of the TSNA specific T cells were de novo primed by the heterologous prime boost immunotherapy versus others, which were preexistent at low frequency before vaccination.  Early efficacy data will be presented in the first half of 2020.

We are also leveraging our expertise in cancer genomics and our tumor antigen discovery platform to go beyond shared TSNA and identify novel peptide sequences (not mutated) that may be shared across common tumor types (tumor-specific shared antigens), which we believe are likely to have value as targets to direct T cells onto tumors specifically. Shared antigen targets enable us to develop additional therapeutic approaches to redirect T cells to tumors using these highly specific targets, such as our bispecific antibody (BiSAb) platform. Redirecting T cells to tumors using BiSAb has been validated in the treatment of B cell malignancies with compelling data generated using CD19-CD3, CD20-CD3 and BCMA-CD3 bispecific antibodies. The CD3 binding domain recruits and activates T cells, and the CD19, CD20 or BCMA binding domains ensure recognition and killing of the B cells by the activated T cells. While these approaches do not distinguish between normal and malignant B cells, which leads to the killing of normal B cells, human survival in the absence of normal B cells is feasible (intravenous immunoglobulin infusions can be administered as needed). We believe the strategy is viable given the existence of absolute B cell lineage specific markers (such as CD19, CD20, CD22, and BCMA) which are not found on any other normal tissues. Applying this concept to the treatment of solid tumors has proven to be challenging because most solid tumor cell-surface markers are also expressed on vital normal tissues, that will result in on-target, off-tumor toxicities. Gritstone’s proposed solution to this problem is to develop BiSAb that bind to HLA-peptide complexes on the surface of tumor cells where the peptide is either a mutant peptide (derived from a shared neoantigen such as KRAS) or a peptide from a cancer testis antigen (a family of intracellular proteins, some of which are only expressed on normal testis tissue and tumors). Identifying antibody fragments that only bind to the specific HLA-peptide complex is challenging but achievable (so-called TCR-mimetic antibodies) and these can be combined with traditional CD3 binding domains to generate BiSAb which we have shown have the potential to kill tumor cells potently and specifically in vitro and in vivo. Gritstone has elected to focus its efforts on a KRAS mutation and a cancer-testis antigen as lead clinical candidates, and the nomination of the final sequences (development candidate nomination) is expected in the second half of 2020, with an IND filing expected in the second half of 2021.

An additional therapeutic approach that uses shared tumor-specific antigens is the modification of the receptors of the patient’s own T cells to redirect them to recognize tumor targets (adoptive T cell therapy). In August 2018, we announced our first collaboration supporting this strategy with bluebird bio, Inc., or bluebird, whereby we will identify up to ten tumor-specific targets and associated T cell receptors for some of the selected targets for therapeutic application within bluebird’s cell therapy platform.

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

We have assembled a team of industry leaders, each possessing specific expertise that we believe will allow us to build and deploy our proprietary EDGE platform to predict tumor-specific T cell targets and deliver personalized cancer immunotherapies to patients. Our goal is to eradicate cancer by initially developing personalized immunotherapies that focus on the unique and individual nature of a patient’s tumor. Our strategy to achieve this includes the following key components:

•

Drive the SLATE clinical program into Phase 2 testing, including adjuvant indications, and expand into multiple tumor types which may require different TSNA cassettes. The first version of SLATE is largely focused on KRAS mutations and is thus has potential for use in patients with lung, colorectal and pancreatic cancer in whom such mutations are common. Driving this program forwards is a priority, and Phase 1 dose escalation is moving quickly since the product is “off-the-shelf.” Once a recommended Phase 2 dose (RP2D) has been identified, Phase 2 expansion (single-arm cohorts) into microsatellite-stable (MSS) colorectal cancer (3rd line), NSCLC (2nd line after prior immunotherapy) and pancreatic cancer (1st line maintenance) is planned, where efficacy signals may be discernable, notwithstanding combination therapy with checkpoint inhibitors (CPI), since CPI have very modest efficacy in these contexts. Furthermore, if we observe durable and frequent objective responses in the first two of these settings (excluding maintenance), then we may pursue development under the accelerated approval pathway in the US with single-arm pivotal trials given low efficacy of typical treatment options. The discovery of novel shared TSNA is ongoing at Gritstone, and successive SLATE product candidates focused on different mutations (from KRAS) are expected.

•

Rapidly advance the GRANITE clinical program into Phase 2 testing, including an adjuvant indication. GRANITE clinical data has already demonstrated initial positive safety results and an ability to induce substantial neoantigen-specific CD8+ T cell responses in cancer patients. Once RP2D has been established, we intend to move into Phase 2 (single-arm) expansion cohorts in patients with advanced gastric (2nd line) and MSS-colorectal cancer (3rd line) with a similar approach as the SLATE program, where efficacy signals may be discerned given low CPI activity, and the possibility of pursuing an accelerated approval strategy with objective response rate/duration data from single-arm trials.

•

Invest in our Gritstone EDGE platform and maximize its utility across modalities. Using contemporary DNA/RNA sequencing, mass spectrometry and machine learning approaches, we have developed our EDGE platform, which is designed to predict the antigenic landscape of a tumor that allows for select targeting with personalized immunotherapy. We have analyzed surface HLA-peptide presentation of over 1,000 human tumor and normal tissue samples from a variety of ethnicities, together with multiple cell lines, and this enormous dataset comprising >3 million tumor-presented peptides has been used to advance our detailed understanding of tumor antigens (both neoantigens and other non-mutated shared tumor-specific antigens). We have trained the EDGE model to predict class I HLA-presented neoantigens on human tumors (as used in our clinical SLATE and GRANITE programs), and we have extended the model to include class II HLA-presented neoantigens which we anticipate will also be deployed clinically during 2020. We have predicted and then validated multiple novel shared TSNA, and this has enabled development of the SLATE program. We are now using EDGE to identify novel classes of neoantigens, and are investigating the inclusion of T cell responses to peptides into the prediction model to further drive predictive performance for the development and application of our personalized immunotherapies.

•

Develop novel bispecific antibodies (BiSAb) with solid tumor-specific targets. We are focused on optimizing a BiSAb that is specific to (a) CD3 (T cell activation) and (b) a solid tumor-specific HLA-peptide complex. We expect to nominate a development candidate in the second half of 2020 and file an investigational new drug application, or IND, in the second half of 2021. We may seek to partner within this program for solid tumor-specific targets.

•

Continue to build our in-house biomanufacturing capabilities to maintain the highest controls on quality and capacity. We believe the speed, quality, reliability and scalability of our manufacturing capabilities will be a core competitive advantage to our clinical development and commercial success, and we have invested extensively in building our own manufacturing facilities for the GRANITE and SLATE programs. While we initially outsourced all of our manufacturing, over the past three years we have successfully internalized all of the biomanufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. We do still outsource some quality control testing, although we have internalized many of these elements as well, where prudent and feasible. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term manufacturing cost control. We may elect to outsource certain aspects of product manufacturing (such as lipid nanoparticle encapsulation of our RNA) for convenience, but importantly, we have the capability to manufacture every element of our heterologous prime-boost immunotherapy candidates.

•

Move tumor-specific immunotherapy into community oncology settings and earlier lines of treatment. We are designing our tumor-specific immunotherapy product candidates to fit into a community oncology setting, where the vast majority of cancer patients are treated. For SLATE, patient identification simply requires a routine tumor mutation test (such as those performed by Foundation Medicine, Guardant and Tempus) plus HLA typing (a routine blood test performed on 3-5 ml peripheral blood at most academic medical centers). For GRANITE, we assess program eligibility and design product using a routine tumor needle biopsy. This approach is designed to enable oncologists to integrate our tumor-specific immunotherapy product candidates into their treatment practices without requiring a change in the current treatment paradigm. We believe this strategy has the potential to extend the use of our medicines into the community setting, potentially enabling rapid trial execution, and potentially allowing for commercial use beyond limited centers of research excellence. This is key since we intend to develop our tumor-specific immunotherapy product candidates in earlier lines of treatment (adjuvant, neo-adjuvant, front-line treatment of advanced disease), where recent clinical data with other forms of immunotherapy suggest efficacy is likely to be stronger, versus being only used in highly refractory or late-stage cancer patients. This intention is enabled by new liquid biopsy techniques whereby the reliable detection of minute amounts of tumor-derived DNA in blood may be used both to stratify patients (identify those at high risk of disease recurrence or progression even if imaging data suggests eradication of disease) and may potentially offer a surrogate endpoint for more rapid assessment of therapeutic efficacy versus traditional clinical endpoints.

•

Enter into collaborations to realize the full potential of our platform. The breadth of our EDGE platform enables its application to a variety of therapeutic formats, including cell therapy, bispecific antibodies and other areas where shared tumor (neo)antigens could be impactful to cancer treatment. We intend to form collaborations around certain aspects of our platform, such as shared tumor antigens, as we believe we will benefit from the resources and capabilities of other organizations in the manufacture, development and commercialization of such diverse immunotherapies. Aligned with this strategy, our strategic collaboration with bluebird involves use of our EDGE platform to identify tumor-specific targets and associated T cell receptors for clinical application within bluebird’s cell therapy platform.

Our Immuno-Oncology Based Approach to Cancer Therapy

Immuno-Oncology and Tumor-Specific Neoantigens

Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system to enhance and/or create anti-cancer immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. It is now well established that the immune system can, on occasion, successfully eliminate all tumor cells, leading to long-term benefit, even cures, in some patients with solid tumors. The primary challenge in immuno-oncology is to extend this useful biology to many more cancer patients, and to do so earlier in the treatment paradigm. Understanding which cells of the immune system are critical, what they recognize on tumor cells, and why they are typically absent or ineffective in cancer patients is core to overcoming this challenge. T cells are the vital foot soldiers in the immune attack upon cancer cells. T cells have evolved to recognize “foreign” markers on cells infected by viruses, and DNA mutations, which are a hallmark of cancer, often lead to the generation of such “foreign” markers, which are different from normal or “wild-type” proteins. Exploitation of this cancer cell vulnerability using new biological and computational tools lies at the heart of our programs.

Critical Importance of T Cells

The most critical components of the immune response to tumors are T cells, white blood cells which mature in the thymus gland. T cells can be classified into two major subsets, CD4+ T cells and CD8+ T cells, based on expression of CD4 or CD8 markers on the surface of the T cell. CD4+ T cells (also referred to as helper T cells) provide help to the immune response by secreting cytokines that enhance the activation, expansion, migration and effector functions of other types of immune cells. CD8+ T cells (also referred to as cytotoxic or “killer” T cells) can directly attack and kill cells they recognize as abnormal. An activated CD8+ T cell attacks and kills a target cell when the T cell encounters its target and the T cell receptor, or TCR, recognizes and binds to a specific protein complex on the target cell. This protein complex is comprised of a short peptide (fragment of a protein) bound to a platform molecule called, in humans, the human leukocyte antigen, or HLA, complex. This HLA/peptide complex is the antigen recognized by a T cell receptor. The peptides recognized by typical CD8+ T cells are quite short (8-12 amino acids long) and are presented on so-called Class I HLA molecules (such as HLA-A, -B or -C). The peptides recognized by typical CD4+ T cells are longer (15-25 amino acids) and are presented on Class II HLA molecules (such as HLA-DP, -DQ and -DR).

One of the primary functions of T cells is to detect and eliminate normal cells that have been infected by a virus to prevent virus spread and limit harm to the host. To accomplish this, T cells are “trained” in the thymus early in life to differentiate between HLA/peptide complexes that are “self” derived (an HLA presenting a peptide derived from a normal self-protein) and those that are “foreign” or “non-self” (an HLA presenting a peptide derived from a non-self-protein such as a viral protein). When the immune system develops early in life, T cells that recognize self peptides are eliminated in the thymus to avoid the risk of an auto-immune reaction, in a process called central tolerance. T cells that recognize a non-self peptide are nurtured and sent from the thymus to patrol the body, looking for evidence of non-self markers on cells, such as virally infected cells. Because cancer cells carry DNA mutations, which may alter protein/peptide sequences, tumor cells can also present non-self peptides bound to HLA platforms on the cell surface and, as a result, can be recognized as non-self and destroyed by T cells. In this case, the DNA mutation in a tumor creates a novel non-self peptide sequence, which, if it can be recognized by a TCR, is called a tumor-specific neoantigen, or TSNA.

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

EDGE Step 2—Neoantigen Prediction

Only a small fraction of tumor mutated sequences are expected to result in actual neoantigens presented on the surface of tumor cells. This fraction may be as low as approximately 1% of all mutations. To accurately predict which neoantigens will be presented on the surface of tumor cells, we have generated a large dataset of HLA/peptides from human tumor and matched normal tissue specimens. Our process isolates and sequences HLA/peptides, using the immunopeptidomics mass spectrometry approach. We also analyze tumors for level of RNA expression of all genes. Our dataset now comprises more than 600 tumor, normal tissue, and cell-line specimens subjected to broad (DDA) immunopeptidomics for Class I or Class II HLA. These samples span a variety of solid cancers from patients of several ancestries to ensure broad coverage of diverse patient HLA types. Each tumor specimen can yield thousands of HLA/peptides and the total dataset has now grown to >3 million (>1.5 million unique) HLA-presented peptides.

We use a subset of these and selected published peptide datasets to train a machine-learning model for Class I neoantigen prediction in our EDGE platform. The model learns the critical DNA/RNA sequence features and other factors like RNA expression that lead to a greater likelihood of peptide presentation by the HLA. Our EDGE model analyzes mutated peptides in turn and calculates the probability that the peptide will be presented by the patient’s HLA on the surface of the tumor cell, or HLA-presented peptides. We prioritize mutations with the highest probability of presentation for inclusion in that patient’s personalized immunotherapy. A schema of EDGE model training and clinical application are illustrated in Figure 3 below. Given that HLA Class I presentation is most common in solid tumors, we initially focused on collecting data and training EDGE to predict HLA Class I peptides.  Recently, EDGE was extended to also predict HLA Class II peptides and thus allow identification of neoantigens presented by the patient’s professional antigen presenting cells (APCs), which we believe may strengthen the anti-tumor immune response further.

Figure 3. EDGE Model Training and Application

EDGE Neoantigen Prediction Performance

Accurate TSNA prediction is critical for our personalized immunotherapy, and we have evaluated the prediction performance of our EDGE model in two ways. First, we assessed the ability of the EDGE model to predict HLA presented peptides. We then tested whether the ability to predict HLA presented peptides translated into the ability to predict which mutations give rise to neoantigens with tumor-relevant T cell responses in patients. These results were initially published in Nature Biotechnology (Bulik-Sullivan et al., Nature Biotech., (2018)) and updated in follow-on internal analyses throughout 2019.

Prediction of HLA-Presented Peptides

To assess EDGE model performance for prediction of HLA presented peptides, we used five tumor samples with HLA/peptides measured by mass-spectrometry that were not included in model training. For these test specimens, we predicted which peptides are likely to be presented on the tumor cell surface. We evaluated the quality of our predictions by calculating the positive predictive value, or PPV, which is the fraction of predicted peptides that were detected on the tumor HLA. As a benchmark, we compared performance of our prediction to that of a leading open source tool. Averaged over the test samples, our EDGE platform achieved a PPV of greater than 70%, representing an approximately 9-10-fold improvement over standard methods, as shown in Figure 4 below. We believe that TSNA selected by our EDGE platform have a much higher likelihood of being useful targets for immunization than those selected using previous methods.

Figure 4. Performance of EDGE Model for HLA/Peptide Prediction

Prediction of TSNA with T Cell Responses in Patients

To show that our prediction of HLA/peptide presentation enables prediction of tumor-specific neoantigens that can be targeted by T cells in patients, we assembled a large test set of independently validated, published neoantigens. The dataset comprised five studies from the literature, including 45 patients with melanoma, gastro-intestinal cancers and breast cancer who had CD8 responses against one or more neoantigens in their tumor. In these patients, over 5,000 mutations were comprehensively analyzed for anti-tumor immune response using either tumor-infiltrating lymphocytes (TIL) or activated T cells from the blood. 71 mutations were demonstrated to result in neoantigens. Applying our EDGE model to select the top mutations for each patient from DNA/RNA sequence alone to simulate GRANITE production, we found that EDGE was able to prioritize the majority of these validated neoantigens and outperformed the public approach.

These results are illustrated in Figure 5 below.

Figure 5. EDGE Platform Identification of TSNA for Immunization in 45 Patients

Ongoing EDGE Platform Validation

To further validate our EDGE platform’s ability to identify TSNA in patients, we also analyzed peripheral blood obtained from NSCLC and prostate cancer patients receiving PD-(L)1 checkpoint inhibitors, wherein T cell recognition of predicted TSNA is assessed. This process is shown in Figure 6 below.

Figure 6. Gritstone Analysis of Neoantigen T Cell Responses in NSCLC Patients

Data from this study have shown that our EDGE platform identified TSNA-specific T cells in a majority (9/13, 69%) of patients tested, with an average of two peptides recognized per patient in patients with detectable TSNA-specific T cells.

Genomic and immune response data from our clinical trials will serve to further validate and refine our EDGE platform.

Our Personalized Tumor-Specific Neoantigen Therapy

Overview

Our therapeutic hypothesis is that treatment with personalized TSNA-containing vectors combined with immune checkpoint inhibitor therapy will generate de novo, or augment existing, selective, TSNA-specific T cell response, unleashing the natural power of the immune system on tumor cells, potentially improving efficacy without a substantial increase in off-tumor toxicity. Our personalized immunotherapy candidates are designed to fit easily into a community oncology setting and to be administered in earlier lines of treatment rather than only in refractory or relapsed cancers. We have designed our personalized immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe that this will extend the utility of our product candidates, if approved, into the community setting and not limit their use to scarce centers of excellence. We believe that as a result of its design, our personalized immunotherapy candidate has the potential to expand the efficacy of immunotherapy into broader patient populations.

Gritstone is developing two forms of personalized immunotherapy, both of which are in clinical testing. The first, represented by the SLATE product class, involves the administration of a neoantigen therapy containing shared neoantigens derived from common driver mutations such as in KRAS and TP53. To be a candidate for SLATE, a patient must first be assessed by asking two questions: (1) does their tumor genome contain a DNA mutation represented within the SLATE cassette; and (2) do their cells express a specific HLA molecule that can present a particular mutated peptide as a neoantigen on the tumor cell surface? The tumor genome is routinely studied in contemporary oncology clinical practice either using a tumor DNA gene panel test (as offered by Foundation Medicine, Tempus, Personalis, etc.) or using a peripheral blood gene panel that probes blood for the presence of mutant tumor-derived DNA (as offered by Guardant, etc.). HLA typing is routinely performed by most academic centers on a 3-5 ml peripheral blood sample. Consequently, screening patients takes approximately one week, and SLATE is designed to start very soon after a mutation/HLA match has been identified.

The second personalized immunotherapy from Gritstone is the GRANITE product candidate. This requires a routine tumor biopsy sample to be sent to Gritstone for sequencing, followed by personalized product manufacturing, with a neoantigen cassette designed uniquely for that patient. This process is described in more detail below.

Our Portfolio

We are developing a portfolio of cancer immunotherapy product candidates aimed at the highly targeted activation of tumor-specific T cells in solid tumors. Our leading two clinical-stage programs aim to induce a substantial neoantigen-specific CD8+ T cell response using neoantigen-containing immunotherapies. Earlier in development is our bispecific antibody program which aims to redirect and activate the patients’ own T cells adjacent to tumors using tumor-specific HLA-peptide complexes as targets. Multiple HLA-peptide targets are under consideration for this program. T cell receptors, or TCRs, against such HLA-peptide complex targets also have potential therapeutic value if deployed in a cell therapy platform. We have elected not to develop an in-house cell therapy platform at this point, and instead we are using this approach in partnership with bluebird and their adoptive cell therapy platform. The internal programs are described in more detail below.

“Off-The-Shelf” Neoantigen-Directed Immunotherapy Product (SLATE) Product Concept

Using our EDGE platform, we are identifying novel neoantigens arising from genes which are recurrently mutated in cancer because their function is altered in a cancer-promoting manner. Such mutations are termed driver mutations, and they are well characterized given their importance as functional drug targets. Examples include activating mutations in KRAS or EGFR genes which drive cell proliferation and/or growth, and inactivating mutations in genes such as TP53 and APC which normally limit DNA damage or cell proliferation, respectively. As noted above, the existence of a neoantigen is determined by the combination of a mutated peptide and the presenting HLA molecule. It has been demonstrated that a common KRAS mutation (G12D), often found in colorectal cancer, could be processed by tumor cells and presented as a functional neoantigen by tumor cells carrying the HLA-C*08:02 protein. This combination of KRAS mutation and HLA is estimated to be found in 1-2% of colorectal cancer patients. KRAS mutations are also common in lung and pancreatic cancers.

Building on this observation, we have applied our EDGE antigen prediction model to common tumor driver mutations and common Class I HLA alleles, and predicted a large set of candidate shared neoantigens. We have validated several of these predicted candidate neoantigens using mass spectrometry analysis of patient-derived human tumor samples wherein we directly detect a predicted HLA-peptide complex. We have also developed a cell-line system to more efficiently assess predicted shared neoantigens and determine their validity. These data were presented publicly at the SITC conference in November 2019 and Table 1 shows the shared neoantigens, many novel, validated in clinical samples at that point and included in SLATE.

Table 1

Population genetic analyses suggest that while each such shared neoantigen may only be found in less than 5% of patients with a particular tumor type, our heterologous prime-boost can deliver at least 20 of these TSNA, which we believe has the potential to result in the off-the-shelf product having an addressable population of approximately 10-15% of patients within common solid tumor types such as colorectal cancer and lung cancer. Our off-the-shelf product candidates, the first of which in development is SLATE-, are designed to be specific to a particular tumor type(s), and the TSNA cassette is fixed for each product. The process for determining which patients are eligible for SLATE therapy is illustrated below in Figure 7.

Figure 7. Gritstone’s Prime/Boost Platform Enables Multiple Product Options Including Gritstone’s Off-The-Shelf Immunotherapy Platform, SLATE

Both of our personalized immunotherapy product candidates, SLATE and GRANITE, use a 20-neoantigen (TSNA) cassette within the same heterologous prime-boost system comprising a viral-vector based prime and SAM boosts. The vector system and its associated pre-clinical data are described below. SLATE entered Phase 1 clinical testing in August 2019 and early clinical data are presented below.

Our “N of 1” Neoantigen-Directed Immunotherapy Product (GRANITE) Product Concept

Our GRANITE personalized immunotherapy process leverages our proprietary EDGE platform to predict the TSNA that will be presented on a patient’s tumor, allowing us to create a patient-specific (termed “N of 1”) heterologous prime-boost immunotherapy candidate that is designed to elicit a potent anti-tumor T cell response. This process is outlined in Figure 8 below.

Figure 8. Gritstone’s GRANITE Personalized Immunotherapy Process

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

Step 4—Personalized Immunotherapy

We assemble the predicted TSNA into a patient-specific “cassette.” The cassette is incorporated into our heterologous prime-boost personalized immunotherapy candidate, which is manufactured and filled into a vial.

Step 5—Simple Injection

The vial is then shipped to the oncologist’s office where it is delivered to the patient by simple intramuscular injection. Our personalized immunotherapy candidate is designed to be administered in combination with standard checkpoint inhibitors to drive large numbers of TSNA-specific T cells to the tumor site, where they remain active.

Antigen Delivery System for SLATE and GRANITE – Heterologous Prime-Boost

Our therapeutic goal with both SLATE and GRANITE is to drive a large and sustained T cell response against all TSNA presented on a patient’s tumor. Cancer patients may have pre-existing memory T cells directed against some of the TSNA delivered within the neoantigen cassette in their personalized immunotherapy. Boosting such pre-activated TSNA-specific T cells requires less antigen-specific stimulation than priming naïve T cells that have not yet been activated against their respective neoantigen. Importantly, early clinical data in the field suggest that for the majority of TSNA within the immunotherapy cassette, priming naïve T cells will be required to mount a large and broad immune response. Priming naïve T cells is a multi-step process that requires a potent antigen delivery platform able to deliver cassette neoantigens in a highly immunogenic manner.

Human infectious disease vaccine experience has taught us that delivering antigens within an adenoviral vector can prime a substantial T cell response consisting of cytotoxic CD8+ T cells and CD4+ T-helper cells. We believe an adenoviral vector is one of the most potent antigen-delivery platforms to prime naïve T cells. Peptide vaccination has not been able to accomplish this goal.

We believe that continued strong immune pressure upon the tumor is likely necessary to prevent immune escape by the tumor and drive a durable clinical response. To sustain high numbers of tumor-specific T cells, the same tumor-specific antigen can be given in a different vector from that used to prime, as a boost immunization. This heterologous prime-boost concept has been shown to activate and sustain high antigen-specific T cell responses, as shown in Figure 9 below.

Figure 9. Comparison of Heterologous Prime-Boost with Homologous Prime-Boost and Prime Alone

Our Construct

Our personalized immunotherapy candidates consist of (1) a prime vector and (2) a boost vector, both of which contain (3) a 20-neoantigen cassette:

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

3.

Neoantigen Cassette. Within each of the two vectors used for the prime and boost immunizations, we include a cassette that contains 20 neoantigens. We have designed the cassette to contain 20 TSNA based on several considerations, including TSNA prediction performance, breadth of the tumor-specific immune response but potential immune competition and manufacturing factors. For SLATE, the cassette is fixed for all patients, and contains common driver mutations which are known to be processed and presented by certain HLA molecules as neoantigens which are shared between some patients. For GRANITE, the cassette is designed and made uniquely for each patient based upon their tumor sequence data and EDGE-based TSNA predictions. Most SLATE patients’ tumors will only present a single neoantigen contained within the shared cassette. In contrast, although all of the mutations in a GRANITE cassette are contained within the patient’s own tumor and can activate T cell responses post immunizations, it is expected that some of the delivered mutations, while present in the tumor genome, will not be processed and presented as a tumor cell surface neoantigenic HLA-peptide complex. We expect this to be acceptable since these sequences are not wild-type (found in normal cells) and therefore only an irrelevant mutated peptide-specific immune response is expected to be elicited.

The prime and boost immunotherapy construction is depicted in Figure 10 below.

Figure 10. Prime and Boost Immunotherapy Construction

Our current manufacturing process includes Gritstone and qualified third-party contract manufacturing organization, or CMO, sites that are designed to operate under cGMP requirements. In 2019, we continued to build the internal capability to manufacture our products entirely using internal facilities and staff for reasons of process improvement, intellectual property development, economic advantage, logistical flexibility, control of drug quality and security of drug supply. In brief, this manufacturing process includes tumor sequencing and TSNA prediction (for GRANITE), TSNA cassette design and synthesis, production of TSNA cassette plasmid and subsequently ChAdV and SAM manufacture containing the TSNA cassette, lipid nanoparticle encapsulation of the SAM, and some elements of release testing. Although we have developed these capabilities, we will assess on an ongoing basis which aspects will continue to be outsourced, and these may change over time. SLATE manufacturing, as a fixed, “off-the-shelf” product, is not time-sensitive and is relatively straightforward operationally.  GRANITE, on the other hand, is an “N of 1” product and is manufactured in real-time for each patient, which involves a greater logistical burden.  The GRANITE manufacturing process starts when tumor samples are received by our sequencing lab in Cambridge, Massachusetts. Our EDGE platform is used to select 20 appropriate genetic sequences for neoantigen manufacturing, and these genetic sequence cassettes are inserted into plasmid backbones. The ChAdV vector, which encodes the genetic sequence in the cassette, is sent to our Pleasanton, California facility for manufacturing the prime immunotherapy, and the SAM vector, which encodes the genetic sequence in the cassette, is used for manufacturing the boost immunotherapy. This end-to-end process, from biopsy receipt to shipment of the personalized heterologous prime-boost immunotherapy to the clinical site for patient administration, initially takes approximately 16-20 weeks. This period is broadly consistent with the stated production and release times for other personalized immunotherapy approaches (mRNA or peptide) described in the literature and, importantly, acceptable for deployment in early treatment of cancer patients in the adjuvant setting where clinical urgency is lower as compared to the relapsed or refractory late stage setting in which adoptive T cell therapy may be utilized.

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

We have completed two preclinical studies in NHPs to demonstrate the ability of our heterologous prime-boost immunotherapy approach to prime a potent immune response against the non-self model antigens delivered within the cassette. We constructed ChAdV and SAM vectors encoding viral, non-self model antigens because NHPs do not have tumors or TSNA. These antigens are derived from Simian Immunodeficiency Virus (SIV) which is the monkey-tropic version of Human Immunodeficiency Virus (HIV). We collected blood samples, which include T cells, throughout the studies pre- and post-immunization to measure the kinetics and level of T cell responses specifically directed against the model antigens. T cells were isolated from the blood and the number of antigen-specific T cells are reported as spot forming cells, or SFCs, per 106 peripheral blood mononuclear cells, or PBMCs, which is a measure of the number of antigen-specific cytokine secreting cells (typically T cells) in an NHP. CD8+ T cells comprise one of the critical fractions of T cells quantified with this T cell assay.

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

Figure 11. Immune Response in NHPs to Heterologous Prime-Boost Immunotherapy Without Co-Administration of Checkpoint Inhibitors

The literature suggests that the addition of immune checkpoint inhibitors increases T cell expansion when combined with a vaccine. To study this concept, we administered our immunization to NHPs in combination with the checkpoint inhibitor anti-CTLA-4. Co-administration of anti-CTLA-4 monoclonal antibodies, or mAb, with the ChAdV immunotherapy significantly increased ChAdV priming with a combined T cell response of approximately 7,500 SFCs per 106 PBMCs observed four weeks after immunization, as shown in Figure 12 below. The SAM boost administered four weeks after the prime immunization with anti-CTLA-4, increased the antigen specific T cell response further, reaching T cell levels greater than 10,000 SFCs per 106 PBMCs. A second SAM boost in combination with the anti-CTLA-4 antibody given eight weeks after the first boost immunization expanded the antigen-specific T cells further to peak levels reaching greater than 14,000 SFCs per 106 PBMCs one week after the boost which were maintained at levels between 9,000-10,000 SFCs per 106 PBMCs for several weeks. Thus, our heterologous prime-boost immunotherapy approach induced T cell numbers between 5,000-14,000 SFC per 106 PBMCs that were sustained over 16 weeks.

Figure 12. Immune Response in NHPs to Heterologous Prime-Boost Immunotherapy in Combination with Checkpoint Inhibitor Anti-CTLA-4

In order to compare the number of robust antigen-specific T cells induced by our heterologous prime-boost approach in NHPs directly to the literature data from adoptive T cell therapies, we converted our units of SFCs per 106 PBMCs to units of CD8+ T cells per milliliter of blood and plotted them against the T cell data from various clinical studies (which we also converted, where necessary, to T cells per milliliter of blood). One milliliter of blood is estimated to contain around three million PBMCs. The comparative data suggest that the antigen-specific CD8+ T cell numbers reached with our immunotherapy in NHPs (shown in the leftmost bar of Figure 13 below) is in the range of the T cell levels achieved in cancer patient clinical responders to adoptive T cell therapies (shown in the three rightmost bars in Figure 13 below), even when anticipating a 1.5- to three-fold decrease in the number of T cells induced in humans versus NHPs (as noted in the literature). Such substantial T cell numbers have not, to our knowledge, been reached with a therapeutic cancer vaccine in clinical studies to date. Furthermore, in addition to priming numerically substantial T cell responses against the cassette neoantigens, our immunotherapy regimen has been shown to induce T cells of high functional quality in NHPs, with a cytokine secretion profile seen in highly functional and cytotoxic T cells.

Figure 13. Comparison of Number of T Cells Induced by Our Immunotherapy in NHPs to Number of T Cells Observed in Clinical Responders to Adoptive T Cell Therapies

We believe that continued immune pressure upon the tumor is likely necessary to prevent immune escape by the tumor and consequently drive a durable clinical response. High T cell titers persisting for at least six months were induced by the heterologous prime-boost immunotherapy approach in combination with anti-CTLA-4, as shown in Figure 14 below.

Figure 14. Gritstone’s Immunotherapy Platform ChAdV + SAM + anti-CTLA-4

A subset of these same monkeys was studied two years after their first priming injection, to determine persistence of antigen-specific T cells and presence of T cell memory. A strong memory population of T cells was detected (Figure 15) and when the monkeys were re-boosted with SAM and ipilimumab, a very strong CD8+ SIV antigen-specific T cell boost response was elicited, such that an average of approximately 12% of peripheral CD8+ T cells were specific to our six administered antigens (Figure 16).  The boosted antigen-specific CD8+ T cells demonstrated strong cytolytic activity as shown in a killing assay two weeks after the boost (Figure 17).

Figure 15. Antigen-specific T cell response in NHP 2-years post vaccination demonstrates large T cell memory population

(Left) IFNg ELISpot (spots per million PBMCs) for six SIV antigens for each animal two-years post-immunization. (Right) Percentage of each T cell population out of all antigen-specific T cells (as measured by tetramer staining) at two-years post-immunization (average of six animals). Naïve (CD45RA+CCR7+), Teff (CD45RA+CCR7-), Tem (CD45RA-CCR7-), Tcm (CD45RA-CCR7+)

Figure 16. Re-immunization of NHP 2-years post-prime results in strong increase in antigen-specific T cell response

IFNg ELISpot (spots per million PBMCs) for six SIV antigens for each animal two-years post immunization (Left) and one-week post re-immunization with SAM and ipilimumab (Right). Red stars represent antigens that were too numerous to count and were set to the maximum detectable value.

Figure 17. Re-immunization of NHP, 2-years post-prime, expands antigen-specific T cells with cytolytic activity

Effector T cells enriched from PBMCs 2 weeks post immunization were combined at the specified ratio with peptide loaded CFSE stained PBMCs, for each animal, and incubated for six hours. Target cell death was measured by 7-AAD staining. SIV-Target cells loaded with six SIV antigens encoded by the immunotherapy, WLS - target cells loaded with negative control peptides, not encoded by the immunotherapy.

Safety

We have performed a ten-week toxicity study governed by Good Laboratory Practice, or GLP, regulations of the ChAdV and the SAM prime-boost in NHPs to assess safety. The heterologous prime-boost immunotherapy, when administered intramuscularly, was well tolerated at the clinical maximal dose of each therapy.

Clinical Development and Early Data

We are employing an innovative and flexible clinical study design which is similar for both SLATE and GRANITE in an effort to execute a potentially faster-to-market strategy in a rapidly evolving and competitive treatment landscape. In order to accelerate the execution of our Phase 1 and Phase 2 program, we are using a seamless Phase 1/2 trial design. A seamless design refers to an integrated Phase 1 and Phase 2 trial protocol that allows rapid transition following dosing and tolerability confirmation during the Phase 1 portion to establishing proof-of-concept in the Phase 2 cohort expansion portion without compromising patients’ safety or incurring delay for analysis or approval. Data obtained from the Phase 1/2 trials will inform the design and initiation of Phase 2/3 studies with registrational intent in the metastatic and adjuvant settings in specific tumor types, for both programs. Advanced pancreatic cancer, NSCLC and MSS-colorectal cancer are the initial target indications for SLATE, since KRAS mutations are common in these tumor types, and the SLATE cassette contains a large number of KRAS mutations. There is also a cohort for patients with other solid tumor types who possess the appropriate combination of tumor mutations and HLA type. Advanced NSCLC and gastroesophageal, bladder and MSS-colorectal cancers are the initial target indications for the Phase 1 portion of our GRANITE clinical trial. These indications have been selected for several reasons, including high mutational load, response to checkpoint inhibitors, large patient populations, manufacturing time, emerging treatment landscape, regulatory pathway, the ability to combine personalized immunotherapies with immune checkpoint inhibitors and the potential opportunity to generate de novo immune responses and/or amplify existing anti-tumor T cell responses in order to improve the depth and durability of clinical responses.

Our Phase 1/2 Trial of “Off-the-Shelf”, Shared Neoantigen Immunotherapy Candidate, SLATE (GO-005)

The IND for SLATE was cleared by the FDA in August 2019. GO-005, a Phase 1/2 trial, began enrolling patients in August 2019.  Based on the importance of KRAS as a shared neoantigen, GO-005 is focused on enrolling patients with advanced MSS colorectal cancer, lung adenocarcinoma and pancreatic ductal adenocarcinoma in whom KRAS mutations are common. A fourth cohort of potentially eligible patients consists of those with any type of tumor that harbors one of the 20 driver mutations encoded in the SLATE cassette. The key to appropriate utilization of the “off-the-shelf” product candidate is to accurately identify patients whose tumors contain at least one of the TSNA represented within the SLATE neoantigen cassette. The widespread use of tumor mutation panel sequencing in advanced cancer has enabled the routine identification of such patients, and complementary assessment of a patient’s HLA type is a standard clinical test, performed using a simple blood draw, and completed within 7-10 days by a clinical immunology laboratory.  Our preliminary estimates of the addressable patient population in these diseases range from 10 to 15% of the population and above (Figure 18).

Figure 18. Examples of SLATE patient selection for KRAS mutations

The Phase 1 portion of our Phase 1/2 trial seeks to establish a dose for further investigation in the Phase 2 portion and to evaluate safety, tolerability and, importantly, immunogenicity of our lead product candidate. Efficacy signals may not be interpretable during the Phase 1 portion. Thus, we will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types. Like the Phase 1 portion of GO-004 (GRANITE), patients receive an initial administration of ChAdV as a prime at a fixed dose of 1012 viral particles throughout the study, succeeded by multiple dose levels of SAM boosts (heterologous prime-boost). Dose levels of SAM start at 30 mg (Dose Levels 1 and 2) and are escalated to 100 mg (Dose Level 3) and to 300 mg (Dose Level 4), safety permitting. All patients receive anti-PD-1 intravenously throughout the study at the approved label dose (480 mg every 4 weeks). Co-administration of a fixed, low dose of 30 mg of subcutaneous anti-CTLA-4 with ChAdV prime and SAM boosts is initiated once Dose Level 1 has been cleared. The rationale for earlier introduction of ipilimumab in SLATE’s dose-escalation scheme is to optimize T cell activation and proliferation at the lowest dose of SAM and account for the fact that only one TSNA may give rise to CD8 T cells in SLATE patients compared to GRANITE’s multiple, personalized TSNAs.

The manufacturing of the SLATE product is carried out using our current supply chain. The “off-the-shelf” design of the SLATE product allows us to leverage our processes developed for personalized products.

As of January 14, 2020, 4 patients have been enrolled at Dose Levels 1 and 2. Patients are aged 33 to 83 years (mean 62 years). The first three patients have NSCLC harboring the KRAS G12C mutation. The fourth patient has MSS-CRC with a KRAS Q61-H mutation.   Three patients have previously been exposed to an anti PD-1 mAb. Cumulated doses across patients are four doses of ChAdV, six doses of SAM, ten doses of nivolumab and four doses of ipilimumab. Overall, the safety findings to date have been consistent with reversible, acute phase immune reaction including fever and injection site reactions. No dose-limiting toxicities have been observed to date. A summary of demographics and safety observations are presented in Table 2.

Table 2. Interim Phase 1 data showed SLATE prime/boost immunotherapy in combination with nivolumab has been well tolerated to date with adverse events indicative of an inflammatory response

Contingent upon enrollment rate and safety findings, we expect to complete the Phase 1 portion of GO-005 in mid-2020 and initiate the Phase 2 portion in the second half of 2020, where we will administer the heterologous prime-boost regimen in combination with intravenous anti-PD-1 mAb and subcutaneous anti-CTLA-4 at the recommended Phase 2 dose established during Phase 1. The Phase 2 portion of GO-005 will consist of single-arm Phase 2 cohorts in three advanced tumor types including “cold” tumors where checkpoint inhibitors alone have trivial efficacy (such as 3d line MSS colorectal cancer), advanced pancreatic ductal adenocarcinoma in maintenance following 1st line chemotherapy and NSCLC progressing after immunotherapy with checkpoint inhibitors with stratification between primary refractory and secondary resistant patients. An interim analysis with go/no-go decision based on response rate compared to historical controls will guide further expansion in single-arm cohorts designed to support further development under the accelerated approval pathway.

We believe that neoantigen-based immunotherapy should ideally be administered in earlier lines of treatment, in the context of minimal residual disease and an optimal immune system. Depending on the safety profile observed during the Phase 1 portion of GO-005 and in parallel to single-arm cohort expansions in the Phase 2 portion of GO-005, we are considering options to conduct randomized Phase 2 trials in the (neo)adjuvant setting of unresectable or resectable lung, pancreas or colorectal (MSS) tumors at high-risk of relapse. We expect to initiate randomized Phase 2 trials in the (neo)adjuvant setting in the first half of 2021 pending authorization from health authorities after discussion of our Phase 1 data.

Of note, SLATE is designed to offer the additional opportunity to isolate tumor infiltrating CD8+ T cells from patients with objective tumor responses. One or several TCRs with demonstrated efficacy and safety in vivo against the driver mutation contained in our SLATE product candidate may be isolated and characterized. In turn, these TCRs could be used to engineer T cells from other patients whose tumor harbors the same driver mutation and HLA Class I allele, in an effort to expand the specificity of these effectors beyond our active SLATE immunotherapy approach.

Our Phase 1/2 Trial of Personalized Immunotherapy candidate, GRANITE (GO-004)

In September 2018, our IND for our “N of 1” product candidate, GRANITE, was cleared by the U.S. Food and Drug Administration, or FDA, and in December 2018, the FDA granted Fast Track designation to GRANITE for the treatment of colorectal cancer. In the fourth quarter of 2018, we initiated our first-in-human, Phase 1/2 trial, which we refer to as GO-004, with investigation of intramuscular heterologous prime-boost immunization with ChAdV and SAM in combination with mAb to PD-1 and CTLA-4. Our Phase 1/2 trial is actively enrolling newly diagnosed, advanced lung, gastroesophageal and bladder cancer patients who are receiving first-line chemotherapy treatment. Production of the immunotherapy takes place while patients are receiving their initial chemotherapy. Patients subsequently receive our experimental, personalized immunotherapy candidate in combination with checkpoint inhibitors as either maintenance therapy or second-line therapy. Patients with relapsed colorectal cancer patients with MSS tumors have trivial responses to current immunotherapies (Le at al., New England Journal of Medicine (2015)) and are also eligible for GO-004 if their tumor has been predicted to have adequate TSNA to merit inclusion in our program using our EDGE model. We exclude patients who have large mutational loads and are well served by currently approved immunotherapy, such as melanoma patients and those with colorectal cancer with microsatellite instability. The Phase 1 portion of our Phase 1/2 trial seeks to establish a dose for further investigation in the Phase 2 portion and to evaluate safety, tolerability and, importantly, immunogenicity of GRANITE. Efficacy signals may not be interpretable during the Phase 1 portion of GO-004. Thus, we will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion of GO-004 in several common solid tumor types.

We believe co-administration of checkpoint inhibitors with personalized immunotherapy is a rational way to augment the T cell response and potential efficacy of the therapeutic regimen. Use of mAb to PD-1 is believed to unleash T cells which have been functionally silenced in tumor tissue by local PD-1 expression. Administration of antagonistic mAb to CTLA-4, an early inhibitory marker of T cell activation, has been shown to broaden the T cell response. Local subcutaneous administration of anti-CTLA-4 provides high drug concentration in the vaccination site-draining lymph node while minimizing systemic exposure, which we believe will optimize the benefit-risk ratio of our experimental regimen. Nivolumab, an anti PD-1 mAb, and ipilimumab, an anti CTLA-4 mAb, are provided by our collaborator, BMS.

Patients in this trial receive an initial administration of ChAdV as a prime at a fixed dose of 1012 viral particles throughout the study, succeeded by multiple dose levels of SAM boosts (heterologous prime-boost). Dose levels of SAM start at 30 mg (Dose Level 1) and are escalated to 100 mg (Dose Levels 2 and 3) and to 300 mg (Dose Level 4), safety signals permitting. All patients receive anti-PD-1 intravenously throughout the study at the approved label dose of 480 mg every 4 weeks. Co-administration of a fixed, low dose of 30 mg of subcutaneous anti-CTLA-4 with ChAdV prime and SAM boosts is initiated once Dose Level 2 has been cleared. A total of 8 boosts are planned.

Figure 19 below illustrates the Phase 1 portion of our Phase 1/2 trial design (GO-004).

Figure 19. Phase 1 Portion of Phase 1/2 Design (GO-004)

The ongoing Phase 1 portion of GO-004 examines the safety, tolerability, dose, immunogenicity and early efficacy of the combination of the immune checkpoint inhibitors nivolumab and ipilimumab with GRANITE

As of January 6, 2020, six patients have been enrolled at Dose Levels 1 and 2. Patients are aged 50 to 76 years (mean 66 years). Tumor types include NSCLC (one patient), MSS-CRC (two patients) and GEA (three patients). One patient has previously been exposed to an anti PD-1 mAb. Cumulated doses across patients are six doses of ChAdV, 20 doses of SAM, 24 doses of nivolumab (one patient skipped two doses due to skin toxicity) and 1 dose of ipilimumab. Overall, the safety profile to date is consistent with reversible, acute phase immune reaction encompassing fever (including one patient with two transient Grade 2 severe adverse events), injection site reactions and skin rashes. One patient presented with self-limiting asymptomatic Grade 3 creatinine kinase elevation of unknown etiology. No dose-limiting toxicities have been observed to date. Summary of demographics and safety observations are presented in Table 3.

Table 3. Interim Phase 1 data showed GRANITE prime/boost immunotherapy in combination with nivolumab has been well tolerated to date with adverse events indicative of an inflammatory response

As of January 2020, immunogenicity data is available for four of the six patients treated at Dose-Levels 1 and 2. Overnight IFNg ELISpot assays against each patient’s own 20 TSNA shows neoantigen-specific CD8 T cell responses two to four weeks after priming that are further enhanced with subsequent boosts to levels ranging from 100 to 3,000 spots/106 PBMCs. Broad polyfunctional CD8 T cell responses to multiple neoantigens are observed including de novo priming of T cells.

Depending upon enrollment rate and safety signals, we expect to complete the Phase 1 portion of GO-004 during the third quarter of 2020. Additional immunogenicity, safety and preliminary efficacy data will be presented at a conference in 2020.

Upon completion of the Phase 1 portion of GO-004, we will aim to demonstrate proof-of-concept in the Phase 2 portion where we will administer the heterologous prime-boost regimen in combination with intravenous anti-PD-1 mAb and subcutaneous anti-CTLA-4 at the recommended Phase 2 dose established during Phase 1. The Phase 2 portion of GO-004 is expected to begin in the second half of 2020 and will consist of single-arm Phase 2 cohorts in at least two advanced tumor types including “cold” tumors where checkpoint inhibitors alone have low (such as 2d line gastroesophageal cancer) to no (such as 3d line MSS colorectal cancer) efficacy. An interim analysis with go/no-go decision based on response rate compared to historical controls will guide further expansion in single-arm cohorts, which we believe may support further development under the accelerated approval pathway.

We hypothesize that personalized immunotherapy should ideally be administered in earlier lines of treatment, in the context of minimal residual disease and an optimal immune system. Depending on the safety profile observed during the Phase 1 portion of GO-004 and in parallel to single-arm cohort expansions in the Phase 2 portion of GO-004, we are considering options to conduct Phase 2 trials in stage III unresectable tumors, such as lung cancer and/or gastroesophageal cancer, where our personalized immunotherapy candidates would be used as consolidation following first-line chemo-radiotherapy. Likewise, in patients with tumors at very high risk of relapse following complete surgical resection, such as patients with colorectal cancer or non-squamous cell carcinoma of the lung, we may use our personalized immunotherapy candidate in the adjuvant setting with the goal of preventing recurrence of their disease. In this particularly challenging setting, we plan to use circulating tumor DNA, or ctDNA, to detect the presence of remaining tumor cells following surgery and during adjuvant immunotherapy. We believe ctDNA technology will soon be accepted by investigators and health authorities as a validated surrogate endpoint of efficacy alongside well-established clinical endpoints, such as metastasis-free survival, recurrence/progression-free survival and overall survival. The specific risk-benefit profile of patients with localized, high-risk disease will likely require discussion with health authorities based on the outcome of the Phase 1 portion of our GO-004 study. Therefore, we expect to initiate our randomized Phase 2 adjuvant study in the first half of 2021.

Figure 20.  Potential GRANITE Phase II Design

Bispecific antibodies

Monoclonal antibodies are an important component of immune defense against disease. The most common antibody type in humans, immunoglobulin G, or IgG, evolves within a human/patient and bears two identical arms to recognize its specific target. In contrast to monoclonal antibodies, bispecific antibodies employ different antigen specificities within the two arms—one arm recognizes a tumor antigen and the other recognizes immune-effector cells. We are developing bispecific antibodies using an anti-tumor TCR-mimetic antibody arm in the form of a Fab or a single chain antibody fragment, or scFv, as the tumor-binding domain of a bispecific antibody, thus generating a suite of bispecific antibodies capable of engaging our novel targets identified by the EDGE platform, as illustrated by Figure 21 below.

Figure 21. Schematic representation of monoclonal antibodies and two exemplary bispecific formats.

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

We are working to determine whether this target class has shared rules for optimal formatting and we are converging on a favored format. Critical parameters include number of binding sites for each target, spacing among the binding sites, and engineered or inherent properties to drive optimal serum half-life. Affinity for each target, as well as where specifically the bispecific antibody binds each target (epitope) are also important characteristics. We have built the capability to generate large numbers of lead candidate combinations employing our TCR mimetic antibodies formatted as scFv or as traditional antibody arms and combined with a variety of distinct targeting arms. Additionally, we are developing critical assays to evaluate the safety and potency of novel candidates. Finally, we are deploying state of the art development and formulation techniques to ensure selection of candidates with robust drug-like properties for investigation. We believe these capabilities will allow efficient selection of candidates to move forward through the optimization process.

We have generated a variety of TCR-mimetic antibodies as bispecifics with different TCR-targeting arms and have promising in vitro proof of concept data, including binding and killing of cells displaying the peptide-HLA target.

Figure 22. Cytotoxic activity of TCR-mimetic bispecifics in vitro and in vivo.

The above figure illustrates in vitro and in vivo proof of concept for an exemplary BiSAb directed against a peptide-HLA target. The left panel depicts a cytoxicity assay using an in vitro spheroid 3D tumor model. The BiSAb specifically directs T cells from the added PBMCs to the tumor cells, which are killed by the recruited T cells. The right panel shows killing of tumors in vivo in mice by primary human immune cells recruited to the tumor by the BiSAb.  The tumor cells bear the target peptide-HLA complex.  A single dose of 20 ug of BiSAb was sufficient to eradicate tumor cells from all animals in the presence of human PBMC.

While we rapidly advance our internal candidates to manufacturing and ultimately the clinic, we also consider partnering. We recognize several advantages to partnering, including experience with proprietary effector targeting arms, experience with CMC, and assays for selection of ideal candidates. By pursuing both internal and external paths, we intend to maximize opportunities to rapidly advance to the clinic as well as to retain internal value and position for Gritstone.

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

We are developing TCRs and antibodies that specifically recognize these novel shared tumor-specific antigens and their corresponding HLA surface proteins. These targets can be addressed therapeutically using several different formats, such as adoptive T cell therapy, bispecific antibody approaches and vaccination. These programs are in early development. Our TSNA and shared tumor antigen discovery programs are shown in Figure 23 below.

Figure 23. Our TSNA and Shared Tumor Antigen Discovery Programs

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

During the isolation process, the library was negatively selected against a panel of closely-related peptide-HLA complexes. We identify closely-related peptides, then use EDGE to predict those potential off-target liabilities that are most likely to be displayed. As a result, we identify highly specific leads without cross-reactivity to closely related structures. The candidate antibodies identified bear many properties that make them attractive entities to move forward as components of lead biologic drugs. First, they are directed against highly tumor-specific targets, allowing development of selective drugs designed to bind only to tumor, leaving normal tissues untouched. Second, the leads exhibit good affinity, which we have further improved by directed evolution approaches as part of lead optimization. The library was comprised of single-chain versions of antibody variable domains (scFv), responsible for antigen binding. scFvs are ideal modular building blocks for combining multiple specificities into a single molecule.

Figure 24. Comparison of one of Gritstone’s proprietary TCR-mimetic antibody in complex with peptide-HLA with a published TCR in complex with its cognate peptide-HLA (same HLA haplotype).

As indicated in the above figure, there are many striking similarities between the TCR-mimetic antibody and the TCR recognizing their MHC/peptide complexes, including footprint, angle of interaction, and overall surface area covered.

We have carefully defined the exact nature of TCR-mimetic antibody binding to peptide-HLA target antigens. We have individually altered each amino acid in the peptide (in the peptide-HLA complex) to establish the specificity of TCR-mimetic binding. We have also defined the footprint of TCR-mimetic antibody binding on its target using both (a) X-ray crystallography (direct visualization of binding) and (b) a “protection” assay whereby antibody binding to its target physically protects target structures from chemical modification. Figure 24 shows the high-resolution structure of one target peptide-HLA molecule in complex with one of our lead antibodies. The footprint and angle of interaction are strikingly similar between the TCR mimetic antibody and a published structure of a typical TCR bound to its cognate HLA/peptide complex. To date, multiple TCR-mimetic leads have been identified against a set of target HLA/peptide complexes for tumor-specific targets identified by our proprietary EDGE platform, that bind, similarly to the natural TCR interaction, with high affinity and specificity. We believe these candidates are an ideal starting point for building a portfolio of bispecific antibody leads.

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

License and Collaborations

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

As part of our collaboration, we have identified an LNP formulation that we believe will be optimal for use in our Phase 1/2 clinical trial of GRANITE and SLATE. This LNP formulation is currently being used by third parties in human clinical trials in the United States. We have also initiated an effort to screen Arbutus’ library of LNPs and evaluate novel LNPs to potentially identify an LNP that increases the potency of our SAM platform further. Our goal is to deliver a second-generation SAM immunotherapy that has the potential to serve as a homologous prime-boost immunotherapy.

Under the license agreement, we paid Arbutus an upfront payment of $5.0 million. We have also agreed to make aggregate payments of up to $73.5 million upon the achievement of specified development milestones for up to three products, and an aggregate $50.0 million in commercial milestone payments, as well as royalty payments in the low single-digits on net sales of licensed products for a royalty term lasting until the expiration of the last patent covered under the license. The last-to-expire patent is currently scheduled to expire on November 10, 2030. Pending applications will nominally expire 20 years after the filing date of the first utility application to which they claim priority. Following acceptance of our first IND in September 2018, we made the first milestone payment of $2.5 million to Arbutus. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019. Further milestone payments are not expected to occur before 2021. In addition, we will reimburse Arbutus for conducting technology development and providing manufacturing and regulatory support for our product candidates.

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

Manufacturing

Manufacturing is a vital component of our personalized immunotherapy platform, and we are devoting significant resources to manufacturing and process development in an effort to optimize the safety and efficacy of our product candidates, as well as to reduce our per-unit manufacturing costs and time to market. The production of our personalized immunotherapy candidates requires two distinct elements for each patient: tumor biopsy analysis to determine candidate neoantigens, followed by manufacture of vectors containing a personalized cassette encoding the selected neoantigens. SLATE contains a fixed cassette with TSNA that is shared across a subset of cancer patients rather than a cassette unique to an individual patient, which is designed to provide an off-the-shelf alternative to our personalized manufactured product candidate, GRANITE. The manufacture of these vectors involves complex processes, including per-patient plasmid production, mammalian cell production of virus and RNA synthesis and lipid encapsulation. SLATE manufacturing, as a fixed, “off-the-shelf” product candidate, is not time-sensitive and is relatively straightforward operationally.  GRANITE, on the other hand, is an “N of 1” product candidate and is manufactured in real-time for each patient, which involves a greater logistical burden.

Our near-term goal is to carefully manage our fixed-cost structure, maximize optionality, and drive long-term cost of goods as low as possible. We have used a hybrid approach to manufacturing our personalized immunotherapy candidates whereby certain elements of our product candidates are manufactured on an outsourced basis at CMOs, and other elements of our product candidates are manufactured internally at the 42,600 square foot manufacturing facility we established in 2017 in Pleasanton, California, all designed in compliance with cGMP. To date, we have leveraged our relationships with CMOs for preclinical studies and Phase 1/2 clinical trial supply. Doing so has significantly accelerated our ability to advance clinical trials, gain insights into the multiple manufacturing processes and establish an infrastructure for future trials.

Our manufacturing process begins with receipt of a patient’s routine biopsy and blood sample at our Cambridge, Massachusetts facility, where TSNA identification is performed using the EDGE platform. The TSNA sequences generated by our platform are sent electronically to a synthetic biology CMO to generate the patient-specific TSNA cassette, which is then cloned into each of the ChAdV and SAM vectors, and amplified. Following amplification, the ChAdV vector containing the cassette is sent to our Pleasanton, California facility for ChAdV manufacture and production into vials. In parallel, the SAM vector until recently was sent to another CMO for RNA manufacture and then to a final CMO for formulation into LNP and production into vials. Currently, the entire manufacturing process, from biopsy receipt at Gritstone to the release and shipment of the personalized immunotherapy candidate to the clinical site for patient administration, takes approximately 16-20 weeks in principle. We expect this production and release timeline (and associated cost) will diminish over time due to process scaling, potential improvements in production and testing technologies and internal process expertise, internalizing production as well as potential reductions in regulatory testing requirements based on clinical experience.

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

Our medium-term goal is to internalize the majority of the manufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. In 2019, we continued to build the internal capability to manufacture our products entirely using internal facilities and staff. We continue efforts toward the phased integration of all manufacturing into our Pleasanton, California biomanufacturing facility. The ChAdV prime production is already fully integrated into the Pleasanton facility and we have largely completed integrating the plasmid and the SAM boost production in-house.  We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins. Although we have developed these capabilities, we will assess which aspects will continue to be outsourced, and these may change over time.

Our manufacturing strategy is currently structured to support our U.S., E.U. and Australian development plans. We believe this manufacturing strategy developed for global distribution will enable use in other geographies. Specific supply strategies for other geographies will be developed as part of our clinical and commercial plans for such other geographies.

Commercialization Plan

Gritstone does not currently have any approved drugs, and we do not anticipate receiving marketing authorization for our early development candidates in either the United States or other worldwide regions in the near future. An internal expansion of sales, marketing, and commercial distribution capabilities would be developed once Gritstone has obtained clinical data that can support licensure following discussions with the FDA or other worldwide health authorities. If and when any of our development candidates are approved for commercialization, an infrastructure to support ongoing sales in the United States and possibly in some other regions will be created.

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

In addition to the current standard of care for patients, commercial and academic clinical trials are being pursued by a number of parties in the field of immunotherapy. Results from these trials have fueled continued interest in immunotherapy and our competitors include:

•

In the neoantigen space, Agenus Inc., BioNTech AG in collaboration with Genentech Inc. (BioNTech announced the intended acquisition of Neon Therapeutics, a former competitor, in January 2020), Moderna Therapeutics, Inc. in collaboration with Merck & Co. Inc., Advaxis Immunotherapies, Achilles Therapeutics, NousCom AG, ISA Pharmaceuticals BV, CureVac AG in collaboration with Eli Lilly and Company, Genocea Biosciences Inc., Vaccibody AS and PACT Pharma, Inc., or PACT.

•

In the bispecific antibody space, Amgen, Roche, Regeneron Pharmaceuticals, inc., MacroGenics, Inc., Xencor Inc., Zymeworks Inc., F-Star Biotechnology Ltd., Novimmune SA, Genmab A/S, Five Prime Therapeutics, Inc., Merus N.V., Immunocore Ltd, Eureka Therapeutics and Immatics Biotechnologies GmbH.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products and services, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We rely on a combination of patents and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patent applications with claims relating to our products, methods, and manufacturing processes, and broader claims for potential future products and developments. As of December 31, 2019, our solely-owned patent portfolio includes, on a worldwide basis, 134 pending patent applications and one issued patent relating to our products, methods, and manufacturing processes, including 23 pending patent applications in the United States, 111 pending patent applications filed internationally, and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data.

As of December 31, 2019, our solely-owned patent estate includes a portfolio of pending patent applications related to our neoantigen-based platform; a portfolio of pending patent applications related to our shared antigen-based platform, including our bispecific antibody platform and TCRs. Details regarding these portfolios are provided below.

As of December 31, 2019, our solely-owned patent portfolio related to our neoantigen-based platform includes 18 pending U.S. patent applications and 107 ex-U.S. patent applications pending in countries including Australia, Brazil, Canada, China, Colombia, the European Patent Office, Hong Kong, India, Indonesia, Israel, , Japan, , Malaysia, Mexico, , New Zealand, Peru, Philippines, Russia, Singapore, South Africa, South Korea and Taiwan with claims related to neoantigen identification and related uses and manufacture. Any patents that may issue from these pending patent applications are expected to expire between 2036 and 2040, absent any patent term adjustments or extensions.

As of December 31, 2019, our solely-owned patent portfolio related to our shared antigen-based platform, including our bispecific antibody platform and TCRs, includes five pending U.S. patent applications and four pending foreign patent applications with claims related to shared antigens, shared antigen-binding proteins, and their related uses and manufacture. Any patents that may issue from these pending patent applications are expected to expire between 2038 and 2040, absent any patent term adjustments or extensions. In addition, in the ordinary course of our business, we also enter into agreements with other third parties for non-exclusive rights to intellectual property directed to other technologies that are ancillary to our business, including laboratory information management software and research and development tools.

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

In the United States, the FDA regulates biologic products under both the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and their respective implementing regulations. Our product candidates are subject to regulation by the FDA as biologics. Biologics require the submission of a biologics license application, or BLA, and licensure, which constitutes approval, by the FDA before being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. Failure to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval may result in administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, suspension or revocation of approved applications, warning letters, product recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•	completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s GLP regulations;
•	submission to the FDA of an IND, which must become effective before clinical trials may begin;
•	approval by an independent Institutional Review Board, or IRB, or ethics committee at each clinical site before the trial is commenced;

•

performance of adequate and well-controlled human clinical trials in accordance with FDA’s good clinical practice, or GCP, regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites to assess compliance with GCP regulations; and

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, certain human clinical trials involving recombinant or synthetic nucleic acid molecules had historically been subject to review by the Recombinant DNA Advisory Committee, or RAC, of the National institutes of Health, or NIH, Office of Biotechnology Activities, pursuant to the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines. On April 25, 2019, the NIH revised the NIH Guidelines to remove protocol submission and reporting requirements and to eliminate the role of the RAC in human gene transfer research. The previous RAC has been renamed the Novel and Exceptional Technology and Research Advisory Committee (NExTRAC), which will advise the NIH Director on the scientific, safety, ethical and social issues associated with emerging biotechnologies. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Thus, companies are still subject to significant regulatory oversight by the FDA, IRBs and, if applicable, the IBC of each institution at which it conducts clinical trials.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the safety, purity and potency. Additionally, appropriate packaging must be selected and tested and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

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

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the investigational product will be produced, the FDA may issue an approval letter or a Complete Response letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy, or REMS, to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization, and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA granted GRANITE fast track designation for treatment of colorectal cancer in December 2018. The fast track program is intended to expedite or facilitate the process for reviewing new products that meet certain criteria. Specifically, new products are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product and the specific indication for which it is being studied. The sponsor of a fast track product has opportunities for frequent interactions with the review team during product development and, once a BLA is submitted, the product may be eligible for priority review. A fast track product may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

Any marketing application for a biologic submitted to the FDA for approval, including a product with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. For products containing new molecular entities, priority review designation means the FDA’s goal is to take action on the marketing application within six months of the 60-day filing date, compared with ten months under standard review.

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

In 2017, FDA established a new regenerative medicine advanced therapy, or RMAT, designation as part of its implementation of the 21st Century Cures Act, which was signed into law in December 2016. To qualify for RMAT designation, the product candidate must meet the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like fast track and breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business. Such laws include, without limitation: the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons and entities from knowingly and willfully soliciting, receiving, offering or paying remuneration, to induce, or in return for, either the referral of an individual, or the purchase or recommendation of an item or service for which payment may be made under any federal healthcare program; federal civil and criminal false claims laws and civil monetary penalty laws, which prohibit, among other things, individuals or entities from knowingly presenting, or causing to be presented, claims for payment to the federal government, including federal healthcare programs, that are false or fraudulent; HIPAA, which created additional federal criminal statutes which prohibit, among other things, executing a scheme to defraud any healthcare benefit program and making false statements relating to healthcare matters, and which, as amended by HITECH, also imposes certain requirements on HIPAA covered entities and their business associates relating to the privacy, security and transmission of individually identifiable health information; the U.S. federal Physician Payments Sunshine Act, which requires certain manufacturers of drugs, devices, biologics and medical supplies for which payment is available under Medicare, Medicaid or the Children’s Health Insurance Program, with specific exceptions, to annually report to the federal government, information related to payments or other transfers of value made to physicians, certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members; and U.S. state and foreign law equivalents of each of the above federal laws, which, in some cases, differ from each other in significant ways, and may not have the same effect, thus complicating compliance efforts. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. Since the enactment of the Tax Act, there have been additional amendments to certain provisions of the ACA. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year and reduced payments to several types of Medicare providers. These reductions went into effect on April 1, 2013 and, due to subsequent legislative amendments to the statute will remain in effect through 2029 unless additional Congressional action is taken.

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

EDGE Medical Device Development

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

GRANITE Development Program

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

Clinical Regulatory

In our GRANITE Pre-IND meeting with OTAT, the FDA previewed Clinical Protocol GO-004 and confirmed that the overall design appeared reasonable, while providing comments on the study populations and dose determination which we have incorporated into the protocol. OTAT also agreed with our dose limiting toxicity assessment criteria, while reserving comment on the starting dose and dose escalation pending the completion of planned preclinical studies. We intend to include these elements in the protocol, which may permit a faster progression and fewer patients to reach the clinical protocol’s combination cohort (Phase 1, Part C).

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

At our subsequent GRANITE Pre-IND meeting with OTAT, the FDA concurred with our proposed use of select rapid release testing methods in which we proposed replacing standard cell-culture based tests with faster polymerase chain reaction methods. As discussed with the FDA, we submitted qualification of these methods in our IND submission for GRANITE. The FDA also found our proposed stability program to be generally acceptable to support the proposed Phase 1 clinical study of GRANITE, where only one representative patient lot per year will be placed on product stability during conduct of the clinical program.

In support of transitioning the GRANITE manufacturing process from external contract manufacturing organizations to Gritstone’s Pleasanton manufacturing facility, an IND amendment has been submitted to the FDA outlining the Chemistry, Manufacturing, and Controls documentation changes for the ChAdV and SAM products. These revisions include a plasmid backbone change for the SAM vector and a process improvement for the SAM drug substance. These updates have been implemented and are currently being utilized in Gritstone’s Pleasanton manufacturing facility.

GRANITE Regulatory Milestones

The FDA cleared our IND for GRANITE in September 2018. In December 2018, the FDA granted Fast Track designation to GRANITE for the treatment of colorectal cancer.

SLATE Development Program

Preclinical Safety

In pre-IND communications with the FDA, following a justification of comparability of ChAdV and SAM products, Gritstone received feedback that pre-clinical pharmacology, pharmacokinetic, and toxicology studies conducted in support of the GRANITE IND, could be used to support the safety of the clinical study proposed under the SLATE IND. In follow-up, the Agency requested additional safety pharmacology information on the general anticipated immunogenicity and auto-reactivity elicited with each of the 20 neoantigens expressed in the SLATE cassette, as well as the impact of order and orientation of the neoantigens within the expression cassette.

Clinical Regulatory

In our SLATE Pre-IND communication with OTAT, the FDA previewed Clinical Protocol GO-005 and confirmed that the overall design appeared reasonable and requested we add language to clarify our proposed dose escalation and stopping rules. The FDA had additional questions on our proposed Next Generation Sequencing method to screen patients for their human leukocyte antigen (HLA) type and communicated that this novel method may be viewed as a companion diagnostic.

Regulatory Chemistry, Manufacturing & Controls

In review of the SLATE IND, much of the manufacturing process is similar to that used in the GRANITE IND, therefore, the Agency feedback focused primarily on the quality of the reagents, drug product characterization and release, and ongoing stability requests. The FDA inquired on the status of certain research-grade reagents and reminded Gritstone of the need to progress to GMP grade materials in the manufacture drug product by the time of BLA approval and commercial licensure. In order to retain consistency in the manufactured drug product across SLATE batches, we were asked to amend the specification of certain release assays’ criteria and continue the development of quantitative potency assays for the ChAdV and SAM products prior to approval, and we were asked to summarize our QC plan to prevent, detect, and correct deficiencies that may compromise product integrity or function, or that may lead to the possible transmission of adventitious infectious agents. Additionally, the Agency provided guidance on the proposed method for qualifying Gritstone’s proposed accelerated adventitious agent release assay.

SLATE Regulatory Milestones

The FDA cleared our IND for SLATE in June 2019.

Financial Information About Segments

We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. See "Note 2. Summary of Significant Accounting Policies" in the notes to the financial statements included elsewhere in this Annual Report on Form 10-K.

Employees

As of December 31, 2019, we had 174 full-time employees, including a total of 39 employees with M.D. or Ph.D. degrees. Within our workforce, 147 employees are engaged in research and development, 64 in manufacturing and quality, and 27 are engaged in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were founded in August 2015 as a Delaware corporation. Our principal executive offices are located at 5959 Horton Street, Suite 300, Emeryville, California 94608, and our telephone number is (510) 871-6100. Our website address is www.gritstoneoncology.com. The information on, or that can be accessed through, our website is not part of this report and is not incorporated by reference herein. We have included our website address as an inactive textual reference only. We also use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, as amended, or the Exchange Act. We make available on our website at www.gritstoneoncology.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1- 800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

We use Gritstone Oncology, Inc.®, the Gritstone Oncology logo, and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We initiated our Phase 1/2 clinical trials, GO-004 for our first personalized cancer immunotherapy candidate, GRANITE, in the fourth quarter of 2018 and GO-005 for our off-the-shelf cancer immunotherapy candidate, SLATE, in the third quarter of 2019.

We have had significant operating losses since our inception. Our net losses for the years ended December 31, 2019, 2018 and 2017 were approximately $94.4 million, $64.8 million and $41.4 million, respectively. As of December 31, 2019, we had an accumulated deficit of $221.0 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our SLATE, GRANITE, and BiSAb programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop SLATE, GRANITE, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies, and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2019, we had capital resources consisting of cash, cash equivalents and marketable securities of $127.8 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of SLATE, GRANITE, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance SLATE and GRANITE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of SLATE, GRANITE or any future immunotherapy product candidates.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months and through preliminary safety and efficacy data for both Phase 1/2 clinical trials for SLATE and GRANITE. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates, or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE, which we initiated in the third quarter of 2019;

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial for GRANITE, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program, for which we expect to select a product candidate in the second half of 2020;

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

•	any product liability or other lawsuits related to our products;
•	the expenses needed to attract, hire and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•	the timing, receipt and amount of sales of any future approved products, if any.
•	Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:
•	delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or
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

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our “off-the-shelf” immunotherapy product candidate, SLATE, and our personalized immunotherapy product candidate, GRANITE, both of which are in early stage clinical trials.

We have no products approved for sale. Both SLATE and GRANITE are in the early stages of clinical trials. As such, we face significant translational risk with SLATE and GRANITE specifically and our tumor-specific immunotherapy approach generally. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of SLATE and GRANITE, as well as other product candidates derived from our tumor-specific immunotherapy approach, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, our product candidates based on our tumor-specific immunotherapy approach have only been tested in a small number of humans and given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a personalized immunotherapy treatment sufficient to warrant approval for commercialization.

We have not previously submitted a biologics license application, or BLA, to the FDA or similar regulatory approval filings to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, SLATE, GRANITE or any future product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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
•

our ability to successfully develop a commercial strategy and thereafter commercialize SLATE, GRANITE or any future product candidates in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

•

the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid) and other third-party payors for any of our product candidates that may be approved;

•	the convenience of our treatment or dosing regimen;
•

acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;

•	patient demand for our current or future product candidates, if approved;
•	our ability to establish and enforce intellectual property rights in and to our product candidates; and
•	our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any product candidates. Accordingly, we cannot provide assurances that we will be able to generate sufficient revenue through the sale of our product candidates or any future product candidates to continue our business or achieve profitability.

Our tumor-specific cancer immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.

We are using our proprietary EDGE tumor-antigen prediction platform to develop tumor-specific immunotherapy product candidates to treat cancer. Our foundational science and product development approach are based on our ability to predict the presence of a patient’s tumor-specific neoantigens, or TSNA, and develop a TSNA-directed therapy that will elicit a meaningful T cell response. We believe that this approach may offer an improved therapeutic effect by driving an intense, focused T cell attack selectively upon a patient’s tumor. However, this approach to treating cancer is novel and the scientific research that forms the basis of our efforts to predict the presence of TSNA and to develop TSNA-directed cancer immunotherapy candidates is both preliminary and limited. The results of our preclinical animal studies may not translate into humans. For example, our prediction model may fail to accurately predict the presence of TSNA, resulting in little or no T cell activity, or our therapy may fail to elicit a significant or durable enough T cell response to effectively destroy a tumor. As such, we cannot assure you that even if we are able to develop personalized cancer immunotherapy candidates capable of recognizing TSNA and eliciting a T cell response, that such therapy would safely and effectively treat cancers. We may spend substantial funds attempting to develop this approach and never succeed in developing a marketable therapeutic.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we initiated our Phase 1/2 clinical trials, GO-004 in the fourth quarter of 2018 and GO-005 in the third quarter of 2019, we may experience delays in enrolling or completing those trials. Additionally, we cannot be certain that studies or trials for SLATE, GRANITE or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

•	obtaining IRB, and, where required, IBC approval at each trial site;
•	recruiting an adequate number of suitable patients to participate in a trial;
•	having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing subject safety concerns that arise during the course of a trial;
•	adding a sufficient number of clinical trial sites;
•	obtaining sufficient quantities of product candidates for use in preclinical studies or clinical trials from third-party suppliers; or
•

accessing checkpoint inhibitors for use in combination with our product candidates in preclinical studies or clinical trials, including checkpoint inhibitors that have not been approved by the FDA for such use.

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

If any of our preclinical studies or clinical trials of our product candidates are delayed or terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If SLATE, GRANITE, any future product candidates or our TSNA prediction platform generally prove to be ineffective, unsafe or commercially unviable, our entire platform and approach would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

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

We may be unable to obtain regulatory approval for our tumor-specific immunotherapy product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay or prevent commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our product candidates are safe and effective for the requested indication;
•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocols or the interpretation of data from preclinical studies or clinical trials;
•	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;
•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;
•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of SLATE, GRANITE or any of our future product candidates;
•	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or
•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

We have chosen to prioritize development of our off-the-shelf immunotherapy candidate, SLATE, and our personalized immunotherapy candidate, GRANITE. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications for which there may be a greater likelihood of success or may be more profitable.

We are currently developing our personalized cancer immunotherapy candidates based on the prediction of a patient’s TSNA, in order to address a variety of cancers, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and colorectal cancers. Our off-the-shelf product candidate clinical trial will address mutation positive and metastatic and advanced solid tumors, including NSCLC, colorectal and pancreatic cancers. We have strategically determined to initially focus solely on the development of personalized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapy indications or those with a greater likelihood of success.

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

If we are unable to obtain regulatory approval for use of our tumor-specific immunotherapy candidates, SLATE and GRANITE, as a first- and second-line therapy, our commercial opportunity and profitability may be limited.

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

Traditionally, novel therapeutics are developed and approved in late (third) line therapy of cancer patients. Such clinical programs carry risk of failure because patients are often quite frail, with effects of multiple rounds of prior therapy weakening bone marrow, immune systems and general fitness. Immunotherapy, such as checkpoint inhibitors, has generally been shown to be more effective when used in earlier lines of therapy, with prospect of very durable responses in some patients and there is a trend towards earlier use of these agents, avoiding in particular cytotoxic chemotherapy agents which carry substantial toxicity and very little prospect of long-term responses. “Off-the-shelf” product candidates such as SLATE and tumor-specific immunotherapy product candidates such as GRANITE, are expected to be administered in combination with checkpoint inhibitors and can, in principle, be safely used in early lines of therapy. Our clinical development program also aims to study our products in early stages of cancer treatment (referred to as, adjuvant therapy), which carry a higher safety bar, and often a greater expectation of efficacy over control arms. Such studies may thus be relatively large and slow to achieve maturity. There are new tools available to stratify cancer patients for risk of recurrence or progression, such as liquid biopsies that measure the amount of circulating tumor-derived DNA. We will utilize these tools to attempt to expedite clinical trials in early-stage cancer patients by focusing upon patients at above-average risk of disease recurrence or progression, which events are typical endpoints in clinical trials. The development of liquid biopsies is at an early stage, however, and these tools may prove to carry low utility and thus render early-stage cancer trials slow, necessarily large and expensive. The safety of our product candidates in combination with checkpoint inhibitors in early lines of therapy may also prove to be unacceptable.

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

We currently manufacture a portion of our initial product candidates internally and rely on qualified third parties to supply components of our initial product candidates. Our inability to manufacture sufficient quantities of SLATE, GRANITE or any future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Manufacturing is a vital component of our tumor-specific immunotherapy approach and we have invested significantly in our manufacturing facility. To ensure timely and consistent product supply assurance to our patients we currently use a hybrid product supply approach whereby certain elements of our initial product candidates are manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements are manufactured at qualified third-party contract manufacturing organizations, or CMOs. All internal and third-party contract manufacturing is performed under cGMP guidelines. We plan to internalize a majority of the manufacturing steps in the supply chain to optimize cost and production time, as well as establish full control over intellectual property and product quality. To do so, we will need to continue to scale up our manufacturing operations, as we do not currently have the infrastructure or capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials, and we currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a clinical scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

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

Additionally, we and our CMOs may experience manufacturing difficulties due to resource constraints or as a result of labor disputes or unstable political environments. If we or our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

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

Our tumor-specific immunotherapy product candidates, SLATE and GRANITE, are considered to be biologics and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. SLATE is designed using known genetic sequences available from public databases, while the manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples. Both SLATE and GRANITE require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our personalized immunotherapy GRANITE, in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process from biopsy receipt to the release and shipment of GRANITE to the clinical site for patient administration will initially take approximately 16-20 weeks. In addition, our manufacturing process for both SLATE and GRANITE are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action including withdrawal of our products from the market, if licensed.

As part of our process development efforts for SLATE and GRANITE, we also may make changes to our manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

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

We face significant competition in an environment of rapid technological and scientific change, and we will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete.

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

If either of SLATE and GRANITE is approved, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from immune checkpoint inhibitors such as Bristol-Myers Squibb Company’s OPDIVO and YERVOY, Merck & Co., Inc.’s KEYTRUDA and Genentech, Inc.’s TECENTRIQ, and T cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. The most common therapeutic treatments for common solid tumors are chemotherapeutic compounds, radiation therapy, targeted therapies and now immunotherapies.

In addition, numerous compounds are in clinical development for cancer treatment. The clinical development pipeline for cancer includes small molecules, antibodies and immunotherapies from a variety of groups, including in the neoantigen space, the bispecific antibody space and engineered cell therapy and T cell receptor, or TCR, space. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience.

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

As of December 31, 2019, we had 174 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our strategic collaboration with bluebird, or any future collaboration arrangements that we may enter into, may not be successful, which could significantly limit the likelihood of receiving the potential economic benefits of the collaboration and adversely affect our ability to develop and commercialize our product candidates.

In August 2018, we entered into a strategic collaboration with bluebird to utilize our EDGE platform to identify and validate tumor-specific targets and provide TCRs directed to ten selected targets for use in bluebird bio’s cell therapy products. Under the collaboration, we are entitled to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones and tiered single digit royalties on sales of bluebird’s cell therapy products utilizing the TCRs we develop directed at the targets we discovered. In addition, in the future we may seek to enter into additional collaboration arrangements for the development or commercialization of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, any collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain and challenging to manage. We may not be successful in our efforts with bluebird and we may never receive any milestone or royalty payments. Further, we may be unable to prudently manage our existing collaboration or to enter new ones should we chose to do so. The terms of new collaborations or other arrangements that we may establish may not be favorable to us.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. For example, we have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Our business is subject to complex and evolving laws and regulations regarding privacy, data protection and other matters relating to information collection.

There are numerous state, federal and foreign laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of different types of personal data and personal information (“Personal Information”) and other personal, customer, or other data, the scope of which is continually evolving and subject to differing interpretations. We may be subject to significant consequences, including penalties and fines, for any failure to comply with such laws, regulations and directives.

California has also recently passed the California Consumer Privacy Act (the “CCPA”), which is the most far-reaching data privacy law introduced in the United States to date, and introduces new compliance burdens on organizations doing business in California who collect Personal Information about California residents.  The CCPA’s definition of Personal Information is very broad and specifically includes biometric information.  It went into effect in 2020 and allows for fines on a dramatic scale, as well as a private right of action from individuals in relation to certain security breaches.  The CCPA is also prompting a wave of similar legislative developments in other U.S. states and creating the potential for a patchwork of overlapping but different laws.  These developments are increasing our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm.

Furthermore, any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that some Personal Information regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit Personal Information processing to within individual countries could increase our operating costs significantly.

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

Epidemic diseases, or the perception of their effects, could have a material adverse effect on our business, financial condition, results of operations or cash flows.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. Business disruptions could include disruptions or restrictions on our ability to travel, as well as temporary closures of the facilities of our suppliers. Any disruption of our suppliers could impact our operating results. For example, a supplier of our lipid nanoparticle formulation, is located in China, which has recently experienced an outbreak of the novel coronavirus. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in delivery of our lipid nanoparticle formulation from our supplier, which could delay our product development activities. In addition, a significant outbreak of epidemic, pandemic, or contagious diseases in the human population could result in a widespread health crisis that could adversely affect the economies and financial markets of many countries, resulting in an economic downturn that could affect demand for our current or future products. Any of these events could have a material adverse effect on our business, financial condition, results of operations, or cash flows.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2019, our solely owned patent portfolio includes 23 pending U.S. patent applications and 111 pending foreign patent applications and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

Our ability to enforce our patent rights depends on our ability to detect infringement. It may be difficult to detect infringers who do not advertise the components or methods that are used in connection with their products and services. Moreover, it may be difficult or impossible to obtain evidence of infringement in a competitor’s or potential competitor’s product or service. We may not prevail in any lawsuits that we initiate, and the damages or other remedies awarded if we were to prevail may not be commercially meaningful.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of U.S. Serial Nos. 15/187,174 and 14/794,449, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. If a patent issues from such patent applications with claims similar to those that are currently pending, our ability to commercialize GRANITE in the United States may be adversely affected if we do not obtain a license under such patent. In addition, we are aware of and have timely opposed EP Patent 2569633, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. EP Patent 2569633 is currently validated in Great Britain, France, Germany, Netherlands, Italy, Ireland, Spain and Switzerland. Our opposition was filed in the company’s name on November 7, 2016 by Vossius & Partner. Four other parties also filed oppositions to the patent within the required timeframe. The Opposition Division of the European Patent Office, or EPO, held opposition hearings on October 15 and 16, 2018, and determined that EP Patent 2569633 does not meet the requirements of the European Patent Convention, or EPC, and consequently, revoked the patent. We received notice in April 2019 that EP Patent 2569633 patentees and licensors filed their appeal to the Opposition Division’s decision, and we, along with other opposers, filed responses in August 2019. If, after appeal, EP Patent 2569633 is ultimately maintained by the EPO with claims similar to those that are currently opposed, our ability to commercialize GRANITE in certain European countries may be adversely affected if we do not obtain a license under the patent.

Furthermore, the scope of a patent claim is determined by an interpretation of the law, the written disclosure in a patent and the patent’s prosecution history and can involve other factors such as expert opinion. Our interpretation of the relevance or the scope of claims in a patent or a pending application may be incorrect, which may negatively impact our ability to market our products. Further, we may incorrectly determine that our technologies, products, or product candidates are not covered by a third-party patent or may incorrectly predict whether a third party’s pending patent application will issue with claims of relevant scope. Our determination of the expiration date of any patent in the United States or abroad that we consider relevant may be incorrect, which may negatively impact our ability to develop and market our products or product candidates.

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

Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of SLATE, GRANITE or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently-pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;
•	divert the time and attention of our technical personnel and management;
•	cause development delays;
•	prevent us from commercializing SLATE, GRANITE or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;
•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;
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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent SLATE, GRANITE or any future immunotherapy candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market SLATE, GRANITE or any future immunotherapy candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing SLATE, GRANITE or any future immunotherapy candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

We are party to various agreements that we depend on to operate our business, including intellectual property rights relating to SLATE and GRANITE, in particular, our agreement with Arbutus. Our rights to use currently licensed intellectual property or intellectual property to be licensed in the future are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:

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

Depending upon the timing, duration and specifics of FDA marketing approval of SLATE, GRANITE or any future immunotherapy candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments. The Hatch-Waxman

Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs, and application fee waivers. In addition, if a product receives the first FDA approval for the indication for which it has orphan designation, the product is entitled to orphan drug exclusivity, which means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

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

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2029 unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

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

•	the Food, Drug, and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
•

the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians, certain other health care professionals beginning in 2022, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

•

the U.S. Foreign Corrupt Practices Act of 1977, as amended, which prohibits, among other things, U.S. companies and their employees and agents from authorizing, promising, offering, or providing, directly or indirectly, corrupt or improper payments or anything else of value to foreign government officials, employees of public international organizations and foreign government owned or affiliated entities, candidates for foreign political office, and foreign political parties or officials thereof; and

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, our clinical trials for SLATE, GRANITE or any other future clinical development programs, including public misperception of the results of our trials;
•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and/or biopharmaceutical product development;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for our personalized immunotherapy candidate;
•	announcements relating to future licensing, collaboration or development agreements, including the early termination or failure of an existing strategic collaboration;
•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our therapies;
•	acquisitions and sales of new products, technologies or businesses;

•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;
•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the biopharmaceutical and biotechnology sectors; and
•	general economic conditions in the United States and abroad.

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

Prior to our initial public offering in September 2018, there was no public market for shares of our common stock. Our stock recently began trading on the Nasdaq Global Select Market, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

In order to provide the reports required by these rules we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on third party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.

The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in October 2019, we filed a shelf registration statement on Form S-3 with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in an “at the market offering” program pursuant to a Sales Agreement that we have entered into with Cowen and Company, LLC. We have issued and may continue to issue shares in our “at the market offering” program or other registered offerings under the shelf registration statement. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2019, our executive officers, directors and their respective affiliates held over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2019, we have outstanding a total of 36,363,830 shares of common stock, of which the holders of approximately 5.7 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of December 31,

2019, approximately 6.0 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Our amended and restated certificate of incorporation and our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation provides that the U.S. federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

The choice of forum provision may limit a stockholder’s ability to bring a claim in a judicial forum that it finds favorable for disputes with us or our directors, officers or other employees, which may discourage such lawsuits against us and our directors, officers and other employees and result in increased costs for investors to bring a claim.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located at 5959 Horton Street, Emeryville, California, comprising approximately 34,569 square feet of office and laboratory space. We terminated our 5858 Horton Street lease in Emeryville, California, where we leased and occupied approximately 13,100 square feet of office and laboratory space concurrently with the commencement of the new 5959 Horton Street lease in late 2019. The initial lease term for the 5959 Horton lease expires on November 30, 2029 and we have an option to extend the lease term for two consecutive additional terms of 5 years. We also lease an aggregate of 28,600 square feet of space in two Cambridge, Massachusetts facilities, including (i) the lease of approximately 13,900 square feet of office and laboratory space, the current term of which expires in April 2022, with an option to extend the term through April 2025, and (ii) the lease of approximately 14,700 square feet of office and laboratory space, the current term of which expires in August 2021. The lease of the facility under (ii) above includes an early termination provision whereby upon 6 month’s written notice to the Landlord, we have the right to terminate the lease with no penalty.

We lease a manufacturing facility in Pleasanton, California, where we occupy approximately 42,600 square feet of space. The current term of our lease expires in November 2024, with an option to extend the term through November 2029. We also lease an additional space in Pleasanton, California where we occupy approximately 3,223 square feet of general office space. The current term of the lease expires in November 2024.

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

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Our common stock has been listed on the Nasdaq Global Select Market under the symbol “GRTS” since September 28, 2018. Prior to that date, there was no public trading market for our common stock. The following table sets forth for the periods indicated the high and low intraperiod sales price per share of our common stock as reported on the Nasdaq Global Select Market for the periods indicated:

Year ended December 31, 2019:	High	Low
First quarter	$18.96	$9.97
Second quarter	15.70	9.20
Third quarter	12.28	8.45
Fourth quarter	11.61	7.07
Year ended December 31, 2018:
Fourth quarter (from September 28, 2018)	$31.10	$11.61

Holders of Common Stock

As of March 6, 2020, there were 39 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

The following graph compares the cumulative total return to stockholder return on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 28, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2019. Pursuant to applicable Securities and Exchange Commission rules, all values assume reinvestment of the full amount of all dividends, however no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	9/28/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019
Gritstone Oncology, Inc.	$100.00	$108.50	$93.40	$78.23	$60.64	$62.99
Nasdaq Composite Index	100.00	82.46	96.06	99.50	99.42	111.51
Nasdaq Biotechnology Index	100.00	79.46	91.82	89.75	82.01	99.42

Recent Sales of Unregistered Securities

There were no unregistered sales of equity securities by us during the period covered by this Annual Report on Form 10-K, other than those previously reported in a Quarterly Report on Form 10-Q or in a current Report on Form 8-K.

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

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

The following tables present our selected financial data. We have derived the following selected statements of operations and comprehensive loss data for the years ended December 31, 2019, 2018, and 2017, and the balance sheet data as of December 31, 2019, 2018, and 2017, from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2019	2018	2017
	(in thousands, except share and per share amounts)
Statements of Operations and Comprehensive Loss Data:
Collaboration revenue	$4,365	$1,187	$—
Operating expenses:
Research and development	82,896	54,965	35,691
General and administrative	19,409	11,806	6,072
Total operating expenses	102,305	66,771	41,763
Loss from operations	(97,940)	(65,584)	(41,763)
Interest income, net	3,507	809	386
Net loss	(94,433)	(64,775)	(41,377)
Unrealized gain (loss) on marketable securities	109	(11)	(71)
Net and comprehensive loss	$(94,324)	$(64,786)	$(41,448)
Net loss per share, basic and diluted (1)	$(2.81)	$(7.26)	$(20.70)
Weighted-average number of shares outstanding, basic and diluted (1)	33,554,823	8,919,281	1,999,044

(1)

See Notes 2 and 12 to our financial statements for further details on the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

	December 31,
	2019	2018
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and marketable securities	$127,776	$153,110
Working capital (1)	111,773	142,528
Total assets	184,389	189,558
Total liabilities	50,045	40,436
Accumulated deficit	(220,988)	(126,402)
Total stockholders’ equity	134,344	149,122

(1)	We define working capital as current assets less current liabilities. See our financial statements and related notes for details regarding our current assets and current liabilities.

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

Overview

We are an immuno-oncology company developing tumor-specific cancer immunotherapies to fight multiple cancer types. Our approach harnesses the natural power of a patient’s own immune system to recognize short tumor-specific peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens, or TSNA, in order to destroy tumor cells. Our tumor-specific immunotherapy programs are built on two key pillars—first, our proprietary Gritstone EDGE artificial intelligence platform which enables us to identify TSNA with high accuracy; and second, a potent immunotherapy platform which we have engineered to deliver the selected TSNA and drive the patient’s immune system to attack and destroy tumors.

We initiated a first-in-human Phase 1/2 clinical trial of GRANITE, our first personalized immunotherapy product candidate, in the fourth quarter of 2018, evaluating it in the treatment of multiple common solid tumors, , in each case in combination with checkpoint inhibitors provided by our collaborator, Bristol-Myers Squibb Company, or BMS. We dosed our first patient in this trial, GO-004, in the first quarter of 2019. The Phase 1 portion of the GO-004 Phase 1/2 trial will seek to establish a dose for further investigation in Phase 2 and to evaluate safety, tolerability and, importantly, immunogenicity of our product candidate. We will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types.

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

We are developing a second immunotherapy platform targeting shared tumor antigens, including shared TSNA, which relies upon bispecific antibodies, or BiSAb, targeting solid tumors. BiSAb have been shown by others to exhibit early evidence of efficacy in B cell malignancies, using B cell-specific targets such as CD19, CD20, CD22 and BCMA, and our goal is to extend this concept into the treatment of solid tumors using our novel approach to identify tumor-specific antigens and antibody fragments against such targets. Our BiSAb approach uses an antibody fragment to recognize a tumor antigen and, in the same molecule, a different antibody fragment to recognize immune effector cells such as CD3+ T cells. These therapeutics aim to refocus immune effector cells specifically upon the tumor through antibody-driven recognition of tumor-specific antigens. We use our EDGE platform to identify novel solid tumor-specific antigens and develop antibody fragments that bind tightly and with high specificity to these targets. These antibody fragments are deployed within a bispecific antibody framework to form novel “drug-in-a-bottle” therapeutic candidates. We expect this program to generate a development candidate in the second half of 2020.

We have funded our operations to date primarily from private placements of our convertible preferred stock, the net proceeds from our initial public offering, or IPO, which we completed in October 2018, from our follow-on public offering, which we completed in April 2019, and from our at the marketing offering, as well as cash proceeds from bluebird under the collaboration agreement we entered into in August 2018, or the bluebird Bio, Inc., or bluebird, Collaboration Agreement. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our SLATE, GRANITE and BiSAb programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

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

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $94.4 million, $64.8 million and $41.4 million for the years ended December 31, 2019, 2018 and 2017, respectively. As of December 31, 2019, we had an accumulated deficit of $221.0 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our personalized cancer immunotherapy through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

In October 2018, we completed our IPO and sold and issued an aggregate of 6,854,202 shares of our common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at a price to the public of $15.00 per share. We received aggregate net proceeds from the offering of $92.5 million, after deducting underwriting discounts and commissions and offering costs.

In April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, we filed a shelf registration statement on Form S-3, or the “Shelf Registration Statement”, with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in an “at the market offering” program pursuant to a Sales Agreement, or the “Sales Agreement”, that we have entered into with Cowen and Company, LLC, or “Cowen”. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through December 31, 2019, we have received aggregate proceeds from our at the market offering of $3.8 million, net of commissions and offering costs, and have $70.8 million remaining to raise.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the years ended December 31, 2019 and 2018, we recognized $4.3 million and $1.2 million, respectively, of revenue from the bluebird Collaboration Agreement. No revenue was recognized for the year ended December 31, 2017.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. Under this agreement, we made an upfront payment of $5.0 million, which was included in research and development expenses during the year ended December 31, 2017. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration, we made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. During the years ended December 31, 2019 and 2018, we reimbursed Arbutus for materials and personnel costs totaling $0.4 million and $0.4 million, respectively. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019. See “Business—License and Collaborations—License Agreement with Arbutus Biopharma Corporation” for additional information.

We expect our research and development expenses to increase substantially in the future as we advance our cancer immunotherapy candidates into and through clinical studies and pursue regulatory approval. Conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming and such clinical studies generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section entitled “Risk Factors” included in Part I, Section 1A and elsewhere in this report.

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

Interest Income, Net

Interest income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities, and for 2018, interest expense on our lease financing obligation, which was derecognized on January 1, 2019 in connection with our adoption of Accounting Standards Update No. 2016-02, Leases (“Topic 842”).

Results of Operations

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2019	2018	Change
Collaboration revenue	$4,365	$1,187	$3,178
Operating expenses:
Research and development	82,896	54,965	27,931
General and administrative	19,409	11,806	7,603
Total operating expenses	102,305	66,771	35,534
Loss from operations	(97,940)	(65,584)	(32,356)
Interest income, net	3,507	809	2,698
Net loss	$(94,433)	$(64,775)	$(29,658)

Collaboration Revenue

Collaboration revenue was $4.4 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively. The $3.2 million increase was due to an entire year of revenue recognized in 2019 pursuant to the bluebird Collaboration Agreement which we entered into in August 2018.

Research and Development Expenses

Research and development expenses were $82.9 million for the year ended December 31, 2019 compared to $55.0 million for the year ended December 31, 2018.

The increase of $27.9 million for the year ended December 31, 2019 was primarily due to increases in personnel related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables and facilities expenses. Personnel related costs increased by $7.9 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $7.5 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $6.0 million, and reflect our increased research and development personnel. Facility related expenses increased by $6.0 million to accommodate our manufacturing expansion and increased research and development personnel. Milestone and license payments increased by $0.5 million reflecting a $2.5 million payment made in 2018 and a $3.0 million payment made in 2019 under a certain agreement upon the achievement of certain milestones.

General and Administrative Expenses

General and administrative expenses were $19.4 million for the year ended December 31, 2019 compared to $11.8 million for the year ended December 31, 2018. The increase of $7.6 million was primarily attributable to a $2.6 million increase in personnel related costs as we expanded our headcount, and a $4.2 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility related expenses increased by $0.8 million to accommodate our increased general and administrative personnel.

Interest Income, Net

Interest income, net was $3.5 million for the year ended December 31, 2019 compared to $0.8 million for the year ended December 31, 2018. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $2.7 million was due to a higher average cash, cash equivalents and marketable securities balance in 2019 than in 2018 and decreased interest expense incurred on our lease financing obligation due to our adoption of Topic 842, and the change in accounting treatment related to the Pleasanton lease, which was derecognized on January 1, 2019 in connection with our adoption of Topic 842.

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

Interest Income, Net

Interest income was $0.8 million for the year ended December 31, 2018 compared to interest income of $0.4 million for the year ended December 31, 2017. The increase of $0.4 million was due to a higher average cash, cash equivalents and marketable securities balance in 2018 than in 2017, partially offset by increased interest expense incurred on our lease financing obligation.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2019, we have funded our operations primarily through private placements of our convertible preferred stock, our Collaboration Agreement with bluebird, and the proceeds from the sale of our common stock in our IPO, follow on public offering, and at the market offering. We have raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird.

In October 2018, we completed our initial public offering by issuing 6,854,202 shares of our common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an offering price of $15.00 per share, for net proceeds of approximately $92.5 million, after deducting underwriting discounts and commissions and offering costs.

In April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, we filed the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in an “at the market offering” program pursuant to the Sales Agreement with Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through December 31, 2019, we have received aggregate proceeds from our at the market offering of $3.8 million, net of commissions and offering costs, and have $70.8 million remaining to raise.

As of December 31, 2019, we had cash, cash equivalents, and marketable securities of $127.8 million and an accumulated deficit of $221.0 million, compared to cash, cash equivalents, and marketable securities of $153.1 million and an accumulated deficit of $126.4 million as of December 31, 2018.

Additionally, we do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer immunotherapy candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We expect to continue to incur net operating losses for at least the next several years as we advance SLATE, GRANITE, the BiSAb program and any future product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

Future Funding Requirements

We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our current and future product candidates, and begin to commercialize any approved products. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of our tumor-specific immunotherapy product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $221.0 million through December 31, 2019. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months from the date of this Annual Report on Form 10-K. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our tumor-specific immunotherapy product candidates, and conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial of GRANITE, which we initiated in the fourth quarter of 2018;

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, including the Phase 1/2 clinical trial for SLATE, which we initiated in the third quarter of 2019;

•

the scope, progress, results and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program, for which we expect to select a product candidate in the second half of 2020;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year Ended December 31,
	2019	2018	2017
Cash used in operating activities	$(85,011)	$(38,162)	$(34,971)
Cash provided by (used in) investing activities	15,841	(59,103)	(33,252)
Cash provided by financing activities	74,395	110,441	95,812
Net increase in cash and cash equivalents	$5,225	$13,176	$27,589

Cash Used in Operating Activities

During the year ended December 31, 2019, cash used in operating activities was $85.0 million, which consisted of a net loss of $94.4 million, adjusted by non-cash charges of $15.1 million and cash used due to changes in our operating assets and liabilities of $5.7 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.4 million, stock-based compensation of $5.3 million, and non-cash operating lease expense of $6.4 million. The change in our operating assets and liabilities was primarily due to a decrease of $4.3 million as a result of the deferred revenue recorded in connection with our Collaboration Agreement with bluebird, a decrease of $3.3 million due to pre-payments made per our lease agreements, and a decrease of $0.3 million in deposits and other long-term assets, offset by increases of $1.5 million in accrued research and development expenses and $0.7 million in accrued compensation.

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

Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2019, cash provided by investing activities was $15.8 million, which consisted of $113.0 million in proceeds from the maturity of marketable securities, offset by $81.0 million of purchases of marketable securities and $16.2 million of capital expenditures to purchase property and equipment.

During the year ended December 31, 2018, cash used in investing activities was $59.1 million, which consisted of $102.1 million of purchases of marketable securities, $5.7 million of capital expenditures to purchase property and equipment, offset by $48.7 million in proceeds from the maturity of marketable securities.

During the year ended December 31, 2017, cash used in investing activities was $33.3 million, which consisted of $63.2 million of purchases of marketable securities, $11.5 million of capital expenditures to purchase property and equipment, offset by $41.5 million in proceeds from the maturity of marketable securities.

Cash Provided by Financing Activities

During the year ended December 31, 2019, cash provided by financing activities was $74.4 million, which primarily consisted of $70.3 million in proceeds from the issuance of common stock in a public offering, $4.0 million in proceeds from the issuance of common stock related to our at the market offering, $0.4 million in proceeds from the issuance of common stock from the purchase of shares under our employee stock purchase plan, and $0.5 million of proceeds from the exercise of stock options, offset by $0.8 million of payments of deferred financing costs.

During the year ended December 31, 2018, cash provided by financing activities was $110.4 million, which primarily consisted of $20.9 million in net proceeds from the issuances of shares of our Series C convertible preferred stock and $92.5 million in net proceeds from our IPO, offset by $3.1 million paid for deferred offering costs associated with preparation for our initial public offering.

During the year ended December 31, 2017, cash provided by financing activities was $95.8 million, which primarily consisted of net proceeds from the issuances of shares of our convertible preferred stock.

Since our inception through December 31, 2019, we have raised an aggregate of approximately $177.9 million through the issuance and sale of shares of our convertible preferred stock, net of $0.4 million in issuance costs, which we have used to fund our operations. During 2018, aggregate net proceeds from our sale of Series C convertible preferred stock were $20.9 million. During 2017, net proceeds from our sale of Series B convertible preferred stock were $95.8 million. During 2016, net proceeds from our sale of Series A convertible preferred stock were $35.7 million.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2019 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$34,905	$5,366	$10,101	$6,908	$12,530
Total obligations	$34,905	$5,366	$10,101	$6,908	$12,530

(1)	See Note 6 to our financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million pursuant to a license agreement. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. During the years ended December 31, 2019 and 2018, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 7 to our financial statements.

In September 2017, we entered into a contract research and development agreement with a third party contract research organization (CRO) to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. During the year ended December 31, 2018, we recognized a total of $1.0 million of research and development expense under the agreement. During the year ended December 31, 2019, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of December 31, 2019 or 2018. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. During the year ended December 31, 2019, we recognized a total of $1.0 million of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of December 31, 2019. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

We enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice, and therefore are cancelable contracts and not included in the table above.

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operation is based on our financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or U.S. GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical and clinical study trial accruals, fair value of assets and liabilities, the fair value of right-of-use assets (“ROU Assets”) and lease liabilities, revenue recognition, and the fair value of stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Research and Development Expenses

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our technology and include: internal research and development expense, including employee-related expenses, including salaries, benefits, travel and non-cash stock-based compensation expense; external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, contract manufacturing organizations (CMOs), academic and non-profit institutions and consultants; license fees; other expenses, which include direct and allocated expenses for laboratory, facilities and other costs; and

costs incurred related to our Collaboration Agreements. Costs to develop our technologies are recorded as research and development expense unless the criteria to be capitalized as internal-use software costs is met.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. We record the estimated expenses of research and development activities conducted by third-party service providers based upon the estimated amount of services provided within research and development expense in the statements of operations and comprehensive loss. These services include the conduct of clinical and preclinical studies, contract manufacturing activities and consulting services. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are realized or consumed. If the costs have been prepaid, this expense reduces the prepaid expenses in the balance sheet, and if not yet invoiced, the costs are included in accrued liabilities in the balance sheet. These costs are a significant component of our research and development expenses. We record amortization of prepaid expenses or accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties. Such payments are evaluated for current or long-term classification based on when they will be realized.

Costs for certain research and development activities are recognized based on an evaluation of the progress to completion of specific tasks. We estimate the amount of work completed through discussions with internal personnel and external service providers as to the progress or stage of completion of the services and the agreed-upon fee to be paid for such services. We make judgments and estimates in determining the accrued balance in each reporting period. As actual costs become known, we adjust our accrued estimates. Although we do not expect our estimates to be materially different from amounts actually incurred, our understanding of the status and timing of services performed may vary from our estimates and could result in us reporting amounts that are too high or too low in any particular period. Our accrued expenses are dependent, in part, upon the receipt of timely and accurate reporting from external CROs, CMOs, and other third-party service providers. To date, we have not experienced material differences between our accrued expenses and actual expenses.

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

Stock-Based Compensation

We measure stock-based compensation expense for stock options granted to our employees, directors, and non-employees on the date of grant and recognize the corresponding compensation expense of those awards over the requisite service period, which is generally the vesting period of the respective award. We account for stock-based compensation arrangements with non-employee consultants using a fair value approach. Forfeitures of awards are estimated based on historical forfeiture experience and the experience of other companies in the same industry. The estimate of forfeitures will be adjusted over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates.

Prior to our IPO, the fair value of our shares of common stock underlying the stock options was the responsibility of and determined by our Board. Because there was no public market for our common stock, the Board determined the fair value of common stock at the time of grant of the option by considering a number of objective and subjective factors, including, among others: the prices at which we sold shares of our convertible preferred stock to outside investors in arms-length transactions; the rights, preferences and privileges of our convertible preferred stock relative to those of our common stock; our results of operations, financial position and capital resources; current business conditions and projections; the lack of marketability of our common stock; the hiring of key personnel and the experience of management; progress of our research and development activities; our stage of development and material risks related to its business; the fact that the option grants involve illiquid securities in a private company; and the likelihood of achieving a liquidity event, such as an initial public offering or sale, in light of prevailing market conditions.

Following the IPO, the market traded price of the shares of common stock underlying the stock options is the fair value of our stock as reported on The Nasdaq Global Select Market on the grant date.

We estimate the fair value of stock options granted to our employees, directors, and non-employees on the grant date and the resulting stock-based compensation expense, using the Black-Scholes option-pricing model. The Black-Scholes option-pricing model requires the use of subjective assumptions which determine the fair value of stock-based awards. These assumptions include:

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

If any of the assumptions used in the Black-Scholes option pricing model change significantly, stock-based compensation expense may differ materially in the future from that recorded in the current period. We expect to continue to grant stock options and awards in the future, and to the extent that we do, our actual stock-based compensation expense recognized in future periods will likely increase.

As of December 31, 2019, we had $11.5 million of total unrecognized stock-based compensation expense which we expect to recognize over a weighted-average period of 2.76 years.

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

In March 2017, we entered into a non-cancelable lease for 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California. Subsequently, in April 2017, we took possession of the space. The scope of the tenant improvements did not qualify under the lease accounting guidance as “normal tenant improvements” and we were the deemed owner of the leased building during the construction period for accounting purposes. In November 2017, construction on the facility was substantially completed and the leased property was placed into service. We determined that the completed construction project did not qualify for sale-leaseback accounting due to the collateral held by the landlord in the form of a letter of credit and will instead be accounted for as a financing transaction. The leased building for the Pleasanton facility and related improvements remained on our balance sheet as of December 31, 2018 and rental payments associated with the lease were allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease financing obligation.

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

Our facilities operating leases have lease and non-lease components which we have elected to account for as one single lease component. The lease components resulting in a right-of-use asset have been recorded on the balance sheet and amortized as lease expense on a straight-line basis over the lease term.

JOBS Act

We are an emerging growth company under the JOBS Act. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have nonetheless irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Recent Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies” to our audited financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $127.8 million as of December 31, 2019, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term fixed income securities.

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

Item 8. Financial Statements and Supplementary Data

Gritstone Oncology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Gritstone Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying balance sheets of Gritstone Oncology, Inc. (“the Company”) as of December 31, 2019 and 2018, the related statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019 in conformity with U.S. generally accepted accounting principles.

Adoption of New Accounting Standard

As discussed in Note 2 to the financial statements, the Company changed its method of accounting for leases in 2019 due to the adoption of Accounting Standard Updated (“ASU”) No. 2016-02, Leases (“Topic 842”), effective January 1, 2019, using the modified retrospective approach.

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

Redwood City, California

March 11, 2020

Gritstone Oncology, Inc.

Balance Sheets

(In thousands, except share amounts and par value)

	December 31,
	2019	2018
Assets
Current assets:
Cash and cash equivalents	$57,408	$52,183
Marketable securities	70,368	100,927
Prepaid expenses and other current assets	3,497	4,526
Total current assets	131,273	157,636
Property and equipment, net	26,911	29,494
Operating lease right-of-use assets	23,427	—
Deposits and other long-term assets	2,778	2,428
Total assets	$184,389	$189,558
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,621	$4,825
Accrued compensation	4,598	3,951
Accrued liabilities	1,041	740
Accrued research and development expenses	1,779	252
Lease liabilities, current portion	2,505	—
Deferred revenue, current portion	4,956	5,340
Total current liabilities	19,500	15,108
Deferred rent, net of current portion	—	1,353
Other non-current liabilities	—	12
Lease financing obligation, net of current portion	—	10,490
Lease liabilities, net of current portion	20,985	—
Deferred revenue, net of current portion	9,560	13,473
Total liabilities	50,045	40,436
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2019 and 2018; 36,332,956 and 28,823,130 shares issued and outstanding at December 31, 2019 and 2018, respectively	17	16
Additional paid-in capital	355,291	275,593
Accumulated other comprehensive gain (loss)	24	(85)
Accumulated deficit	(220,988)	(126,402)
Total stockholders’ equity	134,344	149,122
Total liabilities and stockholders’ equity	$184,389	$189,558

See accompanying notes to financial statements.

Gritstone Oncology, Inc.

Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2019	2018	2017
Collaboration revenue	$4,365	$1,187	$—
Operating expenses:
Research and development	82,896	54,965	35,691
General and administrative	19,409	11,806	6,072
Total operating expenses	102,305	66,771	41,763
Loss from operations	(97,940)	(65,584)	(41,763)
Interest income, net	3,507	809	386
Net loss	(94,433)	(64,775)	(41,377)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities, net of tax	109	(11)	(71)
Net and comprehensive loss	$(94,324)	$(64,786)	$(41,448)
Net loss per share, basic and diluted	$(2.81)	$(7.26)	$(20.70)
Weighted-average number of shares used in computing net loss per share, basic and diluted	33,554,823	8,919,281	1,999,044

See accompanying notes to financial statements.

Gritstone Oncology, Inc.

Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2016	8,878,227	$61,139	1,811,790	$1	$802	$(3)	$(20,250)	$41,689
Issuance of Series B convertible preferred stock at $10.76 per share for cash, net of issuance costs of $210	8,919,302	95,798	—	—	—	—	—	95,798
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(71)	—	(71)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	338,924	—	117	—	—	117
Issuance of common stock upon exercise of stock options	—	—	1,811	—	—	—	—	—
Stock-based compensation	—	—	—	—	1,126	—	—	1,126
Net loss	—	—	—	—	—	—	(41,377)	(41,377)
Balance at December 31, 2017	17,797,529	156,937	2,152,525	1	2,045	(74)	(61,627)	97,282
Issuance of Series C convertible preferred stock at $13.04 per share for cash, net of issuance costs of $81	1,611,603	20,935	—	—	—	—	—	20,935
Issuance of common stock upon initial public offering at $15.00 per share for cash, net of issuance costs of $10,276	—	—	6,854,202	1	92,536	—	—	92,537
Conversion of Series A, B, and C convertible preferred stock into common stock upon initial public offering	(19,409,132)	(177,872)	19,409,132	14	177,858	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(11)	—	(11)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	282,204	—	97	—	—	97
Issuance of common stock upon exercise of stock options	—	—	80,463	—	49	—	—	49
Issuance of common stock for consulting services	—	—	4,347	—	36	—	—	36
Exercise of common stock warrants	—	—	40,257	—	13	—	—	13
Stock-based compensation	—	—	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	—	—	(64,775)	(64,775)
Balance at December 31, 2018	—	—	28,823,130	16	275,593	(85)	(126,402)	149,122
Cumulative effect of adoption of Topic 842	—	—	—	—	—	—	(153)	(153)
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556	—	—	6,500,000	1	69,708	—	—	69,709
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $301	—	—	490,880	—	3,763	—	—	3,763
Issuance of common stock under employee stock purchase plan (“ESPP”)	—	—	55,727	—	413	—	—	413
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	109	—	109
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	182,195	—	63	—	—	63
Issuance of common stock upon exercise of stock options	—	—	281,024	—	452	—	—	452
Stock-based compensation	—	—	—	—	5,299	—	—	5,299
Net loss	—	—	—	—	—	—	(94,433)	(94,433)
Balance at December 31, 2019	—	$—	36,332,956	$17	$355,291	$24	$(220,988)	$134,344

See accompanying notes to financial statements.

Gritstone Oncology, Inc.

Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net loss	$(94,433)	$(64,775)	$(41,377)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,745	3,961	1,970
Net amortization of premiums and discounts on marketable securities	(1,349)	(552)	(158)
Stock-based compensation	5,299	2,995	1,126
Non-cash operating lease expense	6,382	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	37	(1,781)	(416)
Operating lease right-of-use assets	(3,328)	—	—
Deposits and other long-term assets	(351)	(818)	(78)
Accounts payable	45	3,249	2,273
Accrued compensation	650	1,724	1,190
Accrued and other non-current liabilities	9	(582)	810
Accrued research and development expenses	1,526	—	—
Deferred rent	—	(396)	(311)
Lease liability	54	—	—
Deferred revenue	(4,297)	18,813	—
Net cash used in operating activities	(85,011)	(38,162)	(34,971)
Investing activities
Purchase of marketable securities	(80,979)	(102,160)	(63,228)
Maturities of marketable securities	112,993	48,720	41,467
Purchase of property and equipment	(16,173)	(5,663)	(11,522)
Disposition of property and equipment	—	—	31
Net cash provided by (used in) investing activities	15,841	(59,103)	(33,252)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	75,202	92,586	14
Payments of deferred financing costs	(807)	(3,080)	—
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	20,935	95,798
Net cash provided by financing activities	74,395	110,441	95,812
Net increase in cash, cash equivalents and restricted cash	5,225	13,176	27,589
Cash, cash equivalents and restricted cash at beginning of period	53,175	39,999	12,410
Cash, cash equivalents and restricted cash at end of period	$58,400	$53,175	$39,999
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$1,232	$1,482	$900
Remeasurement of operating lease right-of-use asset for lease modification	$1,878	$—	$—
Assets acquired under leasing obligations	$—	$—	$9,300
Receivable from lessor funded financing	$—	$—	$1,226

See accompanying notes to financial statements.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $221.0 million and $126.4 million as of December 31, 2019 and 2018, respectively. The Company had net losses of $94.4 million, $64.8 million, and $41.4 million for the years ended December 31, 2019, 2018, and 2017, respectively, and net cash used in operating activities of $85.0 million, $38.2 million, and $35.0 million for years ended December 31, 2019, 2018, and 2017, respectively. To date, none of the Company’s drug candidates have been approved for sale.  The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical and clinical study trial accruals, fair value of assets and liabilities, the fair value of right-of-use assets (“ROU Assets”) and lease liabilities, revenue recognition, and the fair value of stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability, and are developed based on the best information available in the circumstances.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

Fair value is established as the exchange price, or exit price, representing the amount that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. As a basis for considering market participant assumptions in fair value measurements, an established three-tier fair value hierarchy distinguishes between the following:

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

Cash, Cash Equivalents and Restricted Cash

Cash equivalents, which consist primarily of highly liquid investments with original maturities of three months or less when purchased, are stated at cost which approximates fair value. These assets include investments in money market funds that invest in U.S. Treasury obligations and certificates of deposit which are stated at fair value.

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

	December 31,
	2019	2018
Cash and cash equivalents	$57,408	$52,183
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$58,400	$53,175

Marketable Securities

The Company invests its excess cash in investment grade short-term fixed income securities. Such investments in marketable securities are considered available for sale, and reported at fair value with unrealized gains and losses included as a component of accumulated other comprehensive income (loss). Marketable securities with maturities of greater than three months from the date of purchase but less than one year from the balance sheet date are classified as short-term, while marketable securities with maturities in one year or beyond one year from the balances sheet date are classified as long term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in interest income, net. The cost of securities sold is determined using specific identification method.

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

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. Through December 31, 2019, the Company has no off-balance sheet concentrations of credit risk.

The Company is subject to a number of risks similar to those of other clinical-stage immunotherapy companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process, and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services.

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

Property and equipment for 2018 includes a leased building which did not meet the sale-leaseback criteria and was recorded at its fair value plus the cost of improvements made during the constriction period. The leased building was being depreciated over the lease term to a residual value that will approximate the remaining lease financing obligation at the end of the lease, and was derecognized on January 1, 2019 upon the Company’s adoption of Topic 842 (see Note 6).

Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and right-of-use operating lease assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no indicators of impairment of long-lived assets and no impairment losses have been recorded for the periods presented.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

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

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

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

Stock-Based Compensation

The Company measures and recognizes compensation expense for all stock-based awards made to employees, directors, and non-employees based on the grant date estimated fair value of each award. Such expense is recognized on a straight-line basis over the requisite service period which is generally the vesting period for the entire award. Expense is adjusted for estimated forfeitures. Forfeitures of awards are estimated based on historical forfeiture experience and the experience of other companies in the same industry. The estimate of forfeitures will be adjusted over the service period to the extent that actual forfeitures differ, or are expected to differ, from prior estimates.

The Company estimates the fair value of stock option grants using the Black-Scholes option-pricing model (“the Black-Scholes model”). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation of the expected term. Volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to the Company’s. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Research and Development Expenses

All research and development costs, including work performed by third parties, are expensed as incurred. Research and development costs consist of salaries and other personnel-related expenses, including associated non-cash stock-based compensation, consulting fees, laboratory supplies, and facility costs, as well as external research and development expenses incurred under arrangements with third parties, fees paid to other entities that conduct certain research and development activities on behalf of the Company, and costs incurred related to our Collaboration Agreement. Costs to develop the Company’s technologies are recorded as research and development expense unless certain costs which meet the criteria to be capitalized as internal-use software costs is met. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are realized or consumed. Such payments are evaluated for current or long-term classification based on when they will be realized.

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

Clinical and pre-clinical costs are a component of research and development expense. The Company accrues and expenses clinical and pre-clinical trial activities performed by third parties based upon actual work completed in accordance with agreements established with its service providers. The Company determines the actual costs through discussions with internal personnel and external service providers as to the progress or stage of completion of services and the agreed-upon fee to be paid for such services.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

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

In certain arrangements, the Company was involved in the construction of improvements to buildings it is leasing. To the extent the Company was involved with the structural improvements of the construction project or takes construction risk, the Company was considered to be the owner of the building and related improvements for accounting purposes during the construction period. The Company recorded the fair value of the building and related improvements subject to the lease within property and equipment on the balance sheet. The Company also recorded a corresponding lease financing obligation on its balance sheet representing the amounts financed by the lessor for the building and lessor financed improvements. Lessor financed improvement incentives due but not yet received of $1.2 million at December 31, 2017 were recorded as prepaid expense and other current assets on the balance sheet. Such amounts were fully collected in April 2018. Once a construction project was complete, the Company considered the requirements for sale-leaseback accounting treatment. If the Company concludes the arrangement does not qualify for sale-leaseback accounting treatment, the building and related improvements remained on the Company’s balance sheet and were subject to depreciation and assessment of impairment.

For such arrangements, at both pre and post the construction period, the Company bifurcated its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building had been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense in the statements of operations and comprehensive loss. The portion of the lease payments allocated to the building was further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the lease financing obligation. The interest rate used for the lease financing obligation represents the Company’s estimated incremental borrowing rate at the inception of the lease, adjusted to reduce any built in loss.

Subsequent to January 1, 2019, the Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU assets, lease liabilities, current portion, and lease liabilities, net of current portion in our balance sheet at December 31, 2019. The Company has elected not to recognize on the balance sheet leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU asset is impaired.

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

The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the balance sheet and amortized as lease expense on a straight-line basis over the lease term.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

Income Taxes

The Company accounts for income taxes under the liability method. Under this method, deferred tax assets and liabilities are determined based on the differences between the financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates that will be in effect when the differences are expected to reverse. Valuation allowances are established when necessary to reduce deferred tax assets to the amounts expected to be realized.

The Company recognizes and measures uncertain tax positions using a two—step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Through December 31, 2019, the Company had not accrued interest or penalties related to uncertain tax positions.

Comprehensive Loss

Comprehensive loss includes net (loss) and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized losses on the Company’s marketable securities.

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

Recently Issued Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13, Financial Instruments - Credit Losses: Measurement of Credit Losses on Financial Instruments (“ASU No. 2016-13”), which requires that expected credit losses relating to financial assets measured on an amortized cost basis and available-for-sale debt securities be recorded through an allowance for credit losses. ASU No. 2016-13 revises the measurement of credit losses for most financial instruments measured at amortized cost, including trade receivables, from an incurred loss methodology to an expected loss methodology which results in earlier recognition of credit losses. Under the incurred loss model, a loss is not recognized until it is probable that the loss-causing event has already occurred. The new standard introduces a forward-looking expected credit loss model that requires an estimate of the expected credit losses over the life of the instrument by considering all relevant information including historical experience, current conditions, and reasonable and supportable forecasts that affect collectability. In addition, this standard also modifies the impairment model for available-for-sale debt securities, which are measured at fair value, by eliminating the consideration for the length of time fair value has been less than amortized cost when assessing credit loss for a debt security and provides for reversals of credit losses through income upon credit improvement. The standard is effective for interim and annual periods beginning after December 15, 2019. We will apply the standard’s provisions as a cumulative-effect adjustment to retained earnings as of the beginning of the first reporting period in which the guidance is adopted (modified-retrospective approach). A prospective transition approach is required for debt securities for which an other-than-temporary impairment had been recognized before the effective date. Based on the composition of our investment portfolio, which reflects our primary investment objective of capital preservation, current market conditions and historical credit loss activity, the adoption of this new standard is not expected to have a material impact on our financial statements or disclosures.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard is effective for the Company for annual reporting periods beginning after December 15, 2019, and interim periods within that year. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

In August 2018, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement (“ASU No. 2018-13”).  ASU No. 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements and requires companies to disclose certain information. The new standard will be effective for fiscal years, and interim periods within those year, beginning after December 15, 2019. The adoption of this standard is not expected to have a material impact on the Company’s financial statements and related disclosures.

In November 2018, the FASB issued ASU No. 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606, which clarifies that certain transactions between collaborative arrangement participants should be accounted for as revenue under the contract with customers guidance (“Topic 606”) when the collaborative arrangement participant is a customer in the context of a unit of account. In those situations, all the guidance in Topic 606 should be applied, including recognition, measurement, presentation, and disclosure requirements. The standard adds unit-of-account guidance in Topic 808 to align with the guidance in Topic 606 (that is, a distinct good or service) when an entity is assessing whether the collaborative arrangement or a part of the arrangement is within the scope of Topic 606, and requires that in a transaction with a collaborative arrangement participant that is not directly related to sales to third parties, presenting the transaction together with revenue recognized under Topic 606 is precluded if the collaborative arrangement participant is not a customer. The standard is effective for interim and annual periods beginning after December 15, 2019, with early adoption permitted, including adoption in any interim period for public business entities for periods in which financial statements have not been issued. Amendments in the standard should be applied retrospectively to the date of initial application of Topic 606, but entities may elect to apply the amendments in this Update retrospectively either to all contracts or only to contracts that are not completed at the date of initial application of Topic 606, and should disclose the election. An entity may also elect to apply the practical expedient for contract modifications that is permitted for entities using the modified retrospective transition method in Topic 606. The Company is currently assessing the impact of this standard on its financial statements.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The pronouncement is effective for the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the effects of the provisions of ASU 2019-12 on our financial statements.

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

The Company adopted this standard on January 1, 2019 using the modified retrospective approach and elected the package of practical expedients permitted under transition guidance, which allowed the Company to carry forward its historical assessments of: 1) whether contracts are or contain leases, 2) lease classification and 3) initial direct costs, where applicable. The Company did not elect the practical expedient allowing the use-of-hindsight which would require the Company to reassess the lease term of its leases based on all facts and circumstances through the effective date and did not elect the practical expedient pertaining to land easements as this is not applicable to the current contract portfolio. The Company elected the post-transition practical expedient to not separate lease

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

components from non-lease components for all existing lease classes. The Company also elected a policy of not recording leases on its balance sheets when the leases have a term of 12 months or less and the Company is not reasonably certain to elect an option to purchase the leased asset.

The impact of the adoption of Topic 842 on the balance sheet as of January 1, 2019 was as follows (in thousands):

	December 31, 2018	Adjustments due to Adoption of Topic 842	January 1, 2019
Property and equipment, net	$29,494	$(14,524)	$14,970
Operating lease right-of-use assets	—	14,224	14,224
Operating liabilities:
Lease liabilities, current portion	—	2,200	2,200
Accrued liabilities	740	(475)	265
Deferred rent, net of current portion	1,353	(1,353)	—
Lease financing obligation, net of current portion	10,490	(10,490)	—
Lease liabilities, net of current portion	—	8,980	8,980
Accumulated deficit	(126,402)	(153)	(126,555)

The adjustments due to the adoption of Topic 842 primarily related to the recognition of operating lease ROU assets and lease liabilities for the Company’s operating leases. In addition, the adoption of Topic 842 resulted in a change in classification of build-to-suit component of our lease in Pleasanton, California to an operating lease and resulted in the derecognition of the $15.4 million capitalized building and related accumulated depreciation of $0.9 million and $10.5 million financing lease obligation, as the Company had been deemed to own the building under legacy GAAP (Note 6). The Company also recorded an insignificant reduction to opening accumulated deficit as of January 1, 2019 as a result of the adoption of Topic 842.

The impact of the adoption of Topic 842 on the statements of operations and comprehensive loss was not material.

In June 2018, the FASB issued ASU No. 2018-07, Compensation—Stock Compensation (Topic 718): Improvements to Nonemployee Share-Based Payment Accounting (“ASU No. 2018-07”). ASU No. 2018-07 is intended to reduce cost and complexity and to improve financial reporting for share-based payments issued to non-employees (for example, service providers, external legal counsel, suppliers, etc.). The ASU expands the scope of Topic 718, Compensation—Stock Compensation, which currently only includes share-based payments issued to employees, to also include share-based payments issued to non-employees for goods and services. Consequently, the accounting for share-based payments to non-employees and employees will be substantially aligned. ASU No. 2018-07 is effective for annual and interim periods beginning after December 15, 2018. Early adoption of the standard is permitted. The standard will be applied in a retrospective approach for each period presented. The Company adopted the standard on January 1, 2019, which did not have a material impact on its financial statements and related disclosures.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

3.	Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	December 31, 2019
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$42,133	$—	$—	$42,133
Commercial paper	1,749	—	—	1,749
Corporate debt securities	2,500	—	—	2,500
Total cash equivalents	46,382	—	—	46,382
Short-term marketable securities:
Certificates of deposit	631	—	—	631
Commercial paper	31,476	15	—	31,491
Corporate debt securities	38,237	15	(6)	38,246
Total short-term marketable securities	70,344	30	(6)	70,368
Total	$116,726	$30	$(6)	$116,750

	December 31, 2018
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$36,148	$—	$—	$36,148
Commercial paper	—	—	—	—
Corporate debt securities	12,047	—	—	12,047
Total cash equivalents	48,195	—	—	48,195
Short-term marketable securities:
Commercial paper	45,244	—	(40)	45,204
Corporate debt securities	55,768	1	(46)	55,723
Total short-term marketable securities	101,012	1	(86)	100,927
Total	$149,207	$1	$(86)	$149,122

As of December 31, 2019 and 2018, the Company had a total of $127.8 million and $153.1 million in cash, cash equivalents and marketable securities, which includes $57.4 million and $52.2 million in cash and cash equivalents and $70.4 million and $100.9 million in marketable securities, respectively.

All marketable securities held as of December 31, 2019, had contractual maturities of less than one year. There have been no realized gains or losses on marketable securities for the periods presented. None of the Company’s investments in marketable securities has been in an unrealized loss position for more than one year. The Company determined that it did have the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2019, 2018, or 2017.

See Note 4 for further information regarding the fair value of the Company's financial instruments.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

4.	Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,133	$42,133	$—	$—
Commercial paper	1,749	—	1,749	—
Corporate debt securities	2,500	—	2,500	—
Total cash equivalents	46,382	42,133	4,249	—
Short-term marketable securities:
Certificates of deposit	631	—	631	—
Commercial paper	31,491	—	31,491	—
Corporate debt securities	38,246	—	38,246	—
Total short-term marketable securities	70,368	—	70,368	—
Total	$116,750	$42,133	$74,617	$—

	December 31, 2018
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,148	$36,148	$—	$—
Commercial paper	—	—	—	—
Corporate debt securities	12,047	—	12,047	—
Total cash equivalents	48,195	36,148	12,047	—
Short-term marketable securities:
Commercial paper	45,204	—	45,204	—
Corporate debt securities	55,723	—	55,723	—
Total short-term marketable securities	100,927	—	100,927	—
Total	$149,122	$36,148	$112,974	$—

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Commercial paper, certificates of deposit, and corporate debt securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2019	2018
Computer equipment and software	$863	$470
Furniture and fixtures	2,007	935
Laboratory equipment	21,025	16,406
Leasehold improvements	11,102	3,063
Construction-in-progress	2,224	—
Buildings and related improvements capitalized under a lease financing transaction	—	15,371
	37,221	36,245
Less accumulated depreciation and amortization	(10,310)	(6,751)
Total property and equipment, net	$26,911	$29,494

Depreciation and amortization expense was $4.7 million, $4.0 million, and $2.0 million for the periods ended December 31, 2019, 2018, and 2017, respectively.

6.	Commitments and Contingencies

Leases

In November 2015, the Company entered into an 84-month non-cancelable operating lease, effective March 2016, for a new facility in Emeryville, California, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $50,000. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. In September 2018, the Emeryville lease was amended whereby the Company entered into a 12-month operating lease for additional temporary space. The Company may terminate the temporary space lease agreement with 30 days advanced written notice to the Landlord.

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s balance sheet as of December 31, 2019. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent commenced on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $9.8 million ROU Asset and a $13.9 million lease liability on the balance sheet as of December 31, 2019.

In connection with the new lease agreement, the Company also entered into an agreement (the “Lease Termination Agreement”) to early terminate the Company’s existing lease dated November 2015, for its current premises. The current lease will terminate effective no later than 60 days after the rent commencement date under the new lease, which is October 2019. The Company accounted for the Lease Termination Agreement as a separate contract and recorded an adjustment of $1.8 million, which is included within the December 31, 2019 balance sheet, to the ROU Asset and lease liability to reflect the remaining term of the modified agreement through October 2019.

In February 2016, the Company entered into a 67-month non-cancellable operating lease effective October 2016 for a new facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete laboratory and office renovations. The scope of these tenant improvements were considered to be “normal tenant improvements” under the lease accounting guidance. The Company recorded the

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

tenant allowance received as leasehold improvements under the property and equipment account and deferred rent liability on the accompanying balance sheets. Upon adoption of Topic 842, the deferred rent liability was reclassified against the ROU Asset on the balance sheet as of January 1, 2019.

In March 2017, the Company entered into a noncancelable lease (the Pleasanton Lease) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the Pleasanton Facility). Subsequently, in April 2017, the Company took possession of the space. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced on December 1, 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of December 31, 2019, none of the irrevocable letter of credit amount has been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility building. The scope of the tenant improvements did not qualify under the lease accounting guidance as “normal tenant improvements” and the Company was deemed owner of the leased building during the construction period for accounting purposes. The Company had therefore capitalized the $9.3 million fair value of the leased building within property and equipment, net, and recognized a corresponding non-current lease financing obligation in the balance sheet as of December 31, 2018. The fair value of the leased building was estimated using a market approach that utilized comparable observable sales for similar assets (Level 2 inputs). The Company had also recognized building improvements totaling $6.1 million for additions to the leased building incurred by the Company during the construction period, of which $1.2 million were due but had not yet been received from the landlord as of December 31, 2017 and were recorded as an increase to the lease financing obligation and prepaid and other current assets on the balance sheet. Such amounts were subsequently reimbursed by the landlord in April 2018. In November 2017, construction on the Pleasanton Facility was substantially completed and the leased property was placed into service. The Company determined the completed construction project did not qualify for sale-leaseback accounting due to the collateral held by the landlord in the form of a letter of credit and instead was accounted for as a financing lease transaction. The leased building for the Pleasanton Facility and related improvements remain on the Company’s balance sheet as of December 31, 2018 and rental payments associated with the Pleasanton Lease were allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease financing obligation.

Upon adoption of Topic 842, the Company analyzed the Pleasanton lease under the new guidance and determined that the lease would be classified as an operating lease under legacy GAAP. Additionally, given the Company had previously recognized the building and financing lease obligation solely as a result of the transactions build to suit designation under legacy GAAP, the Company derecognized the $14.5 million leased building and $10.5 million lease financing obligation from the balance sheet on January 1, 2019. The unamortized tenant improvement allowance of $4.0 million and was recognized as a component of ROU Assets on January 1, 2019. The Company also recorded a $0.2 million reduction to opening accumulated deficit as of January 1, 2019.

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million of which $0.9 million as of January 1, 2019 was reclassified to the ROU Asset on the balance sheet upon adoption of Topic 842. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and was reclassified to the ROU Assets on the balance sheet upon adoption of Topic 842 on January 1, 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s balance sheet as of December 31, 2019.

In July 2019, the Company amended its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the original 24-month lease term ending in August 2020 by another 12 months through August 2021 and added additional leased laboratory and office space. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019. In conjunction with signing the lease amendment, the Company prepaid an additional twelve months base rent for both the original leased space and the additional leased space in the amount of $3.2 million, which was reclassified to the ROU Asset on the balance sheet. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and was reclassified to the ROU

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

Assets on the balance sheet. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s balance sheet as of December 31, 2019.

In May 2019, the Company entered into a 64-month non-cancellable operating lease for additional office space in Pleasanton, California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent commenced on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.3 million ROU Asset and a $0.5 million lease liability on the balance sheet as of December 31, 2019.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our statements of operations and comprehensive loss, were as follows (in thousands):

Year ended
December 31, 2019
Lease cost
Operating lease cost	$6,382
Short-term lease cost	271
Total lease cost	$6,653

Supplemental information related to leases was as follows (in thousands):

Year ended
December 31, 2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$2,495
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$12,331
Weighted average remaining lease term (years):
Operating leases	7.20
Weighted average discount rate:
Operating leases	9.0%

As of December 31, 2019, minimum annual payments under the Company’s operating lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2020	$5,366
2021	6,359
2022	3,742
2023	3,459
2024	3,449
Thereafter	12,530
Total minimum payments	34,905
Less: Amounts representing interest expense	(9,827)
Less: Amounts representing tenant improvement allowance	(1,588)
Present value of future minimum lease payments	23,490
Less: Current portion of lease liability	(2,505)
Noncurrent portion of lease liability	$20,985

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

The amounts representing the tenant improvement allowance are expected to be received by the Company in early 2020.

Rent expense was $6.7 million, $1.8 million, and $1.2 million for the years ended December 31, 2019, 2018, and 2017, respectively.

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. The Company is obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of December 31, 2019.  During the year ended December 31, 2019, the Company recognized an insignificant amount of research and development expense under the agreement. During 2018 and 2017, the Company recognized a total of $1.0 million and $0.1 million, respectively, of research and development expense under the agreement.

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services.  The Company is obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of December 31, 2019. The Company recognized a total of $1.0 million in research and development expense under the agreement during the year ended December 31, 2019.

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

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (“Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T-cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the Collaboration Agreement. None of these events had occurred as of December 31, 2019 and no royalties were due from the sale of licensed products.

In August 2019, the Company entered into a First Amendment to the Research Collaboration and License Agreement which extended the timeline for the Company and bluebird to execute a Patient Selection Services Agreement from within one year to within two years after the Effective Date of the Research Collaboration and License Agreement. The amendment was entered into for administrative purposes and the Company determined the amendment was not a modification of contract under ASC 606.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of December 31, 2019. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

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

For the year ended December 31, 2019, the Company recognized $4.3 million as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $14.5 million is recorded on the balance sheet in both current and long-term liabilities as of December 31, 2019, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Changes in the deferred revenue balance during the year ended December 31, 2019 are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2018	$18,813
Additions	—
Deductions	(4,297)
Balance at December 31, 2019	$14,516

There were no receivables or net contract assets recorded as of December 31, 2019 associated with the Collaboration Agreement.

The Company expensed all incremental costs of obtaining the Collaboration Agreement in 2018 as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation (“Arbutus”) and Protiva Biotherapeutics Inc. a wholly owned subsidiary of Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property including patents and know-how relating to immunotherapy. Under this license agreement, the Company paid an upfront payment of $5.0 million which was included in research and development expenses during 2017. The Company also reimbursed Arbutus for materials and personnel costs totaling $0.2 million, which were included in research and development expenses during 2017. During 2019 and 2018, the Company reimbursed Arbutus for materials and personnel costs totaling $0.4 million and $0.4 million, respectively. The Company is obligated to pay Arbutus for services rendered and certain milestone payments up to an aggregate of $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of December 31, 2019, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other events had occurred as of December 31, 2019 and no royalties were due from the sales of licensed products.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

8.	Balance Sheet Components

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2019	2018

Prepaid insurance	$1,252	$966
Interest and other receivables	482	462
Prepaid research and development-related expenses	1,473	1,789
Prepaid rent	—	860
Other	290	449
Total prepaid expenses and other current assets	$3,497	$4,526

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	December 31,
	2019	2018
Lease security deposit	$1,201	$632
Prepaid research and development-related expenses	585	554
Restricted cash	992	992
Other	—	250
Total deposits and other long-term assets	$2,778	$2,428

Accrued Liabilities

Accrued current liabilities consist of the following (in thousands):

	December 31,
	2019	2018
Deferred rent	$—	$445
Property and equipment	761	—
Other	280	295
Total accrued current liabilities	$1,041	$740

9.	Stockholders’ Equity

In connection with the completion of its IPO, on October 2, 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

The Company has 10,000,000 shares of preferred stock authorized for issuance, par value of $0.0001 per share. As of December 31, 2019 and 2018, no shares of preferred stock were issued and outstanding.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2019 and 2018, there were 36,332,956 and 28,823,130 shares of common stock issued and outstanding.

Sale of Common and Preferred Stock

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

The Company entered into a Series C preferred stock purchase agreement, with certain investors in June 2018, and upon approval by the Company’s Board of Directors, the Company completed a Series C convertible preferred stock financing (“Series C”) at a price per share of $13.04. The net cash proceeds totaled $8.9 million and 690,128 shares of Series C convertible preferred stock were issued. Issuance costs totaled $0.1 million and were recorded as a reduction of the proceeds. In July 2018, the Company sold an additional 153,360 shares of Series C convertible preferred stock at a price of $13.04 per share for net cash proceeds of $2.0 million. In August 2018, in conjunction with the Collaboration Agreement entered into with bluebird, the Company sold bluebird 768,115 shares of Series C convertible preferred stock at a price of $13.04 per share for gross proceeds of $10.0 million.

In October 2018, the Company closed its initial public offering (“IPO”), of 6,854,202 shares of common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $92.5 million, after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 19,409,132 shares of common stock. The related carrying value of $177.9 million was reclassified to common stock and additional paid-in capital.

In April 2019, the Company completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. The Company received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through an at the market offering under the Securities Act of 1933, as amended (the “ATM Offering Program”). The SEC declared the Shelf Registration Statement effective on November 8, 2019.

In October 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at the market offering under which Cowen will act as its sales agent Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $50,000. During the year ended December 31, 2019, the Company issued and sold 490,880 shares of its common stock through its at the market offering and received net proceeds of approximately $3.8 million, after deducting commissions of $0.1 million and other offering expenses of $0.3 million.

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

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

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

2018 Employee Stock Purchase Plan

In September 2018, the Company’s Board of Directors approved the 2018 Employee Stock Purchase Plan (“2018 ESPP”). The 2018 ESPP also became effective in September 2018. A total of 282,334 shares were initially reserved for issuance under the 2018 ESPP. Additionally, the number of shares of common stock reserved for issuance under the 2018 ESPP will increase automatically each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by the lesser of (1) 1% of the shares of common stock outstanding on December 31 of the preceding calendar year or (2) such lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued under the 2018 ESPP is 5,000,000. The offering periods are scheduled to start on the first trading day on or after June 1 or December 1 of each year. Contributions under the 2018 ESPP are limited to a maximum of 15% of an employee’s eligible compensation.

The estimated fair value of stock purchase rights granted under the ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

Year ended
December 31, 2019
Expected dividend yield	—%
Expected term	0.50 year
Risk-free interest rate	2.2%
Expected volatility	74.0%

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2019	2018	2017
Expected dividend yield	—%	—%	—%
Expected term	6.01 years	6.04 years	6.04 years
Risk-free interest rate	2.3%	2.8%	2.0%
Expected volatility	83.0%	88.0%	94.0%

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

Management’s calculations are based on a grant date valuation approach. Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $8.08, $6.59, and $2.00 per share during the years ended December 31, 2019, 2018, and 2017, respectively.

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

	Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2018	2,695,110	2,429,859	$5.31	8.86	$25,646
Authorized	1,160,000
Granted	(1,312,610)	1,312,610	$11.30
Exercised	—	(281,024)	$1.61
Cancelled	295,484	(295,484)	$8.46
Repurchased	13,899	—	$0.35
Balance at December 31, 2019	2,851,883	3,165,961	$7.83	8.45	$8,875
Vested and exercisable – December 31, 2019		1,124,222	$5.16	7.88	$5,433
Vested and expected to vest – December 31, 2019		2,939,089	$7.54	8.38	$8,864

For the years ended December 31, 2019, 2018, and 2017, the total intrinsic value of stock option awards exercised was $2.97 million, $0.75 million, and $0.08 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of December 31, 2019, $11.5 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.76 years. The total fair value of shares vested during the year ended December 31, 2019 was $5.0 million.

Stock-based compensation expense and awards granted to non-employees was insignificant for the years ended December 31, 2019, 2018, and December 31, 2017.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees and consultants and our 2018 ESPP Plan, before taxes, is as follows (in thousands):

	Year Ended December 31,
	2019	2018	2017
Research and development expenses	$3,437	$2,081	$888
General and administrative expenses	1,862	914	238
Total	$5,299	$2,995	$1,126

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

11.	Income Taxes

The effective tax rate for the years ended December 31, 2019, 2018 and 2017 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2019	2018	2017
Statutory federal income tax rate	21.0%	21.0%	34.0%
State tax, net of federal benefit	4.2	4.3	2.2
Permanent differences	(0.8)	(1.0)	(2.3)
Effective change in enacted tax rate	—	—	(17.3)
Research and development tax credits	2.6	4.4	4.1
Other	(0.8)	(0.2)	—
Change in valuation allowance	(26.3)	(28.5)	(20.7)
Total provision for income taxes	—%	—%	—%

On December 22, 2017, the U.S. federal government enacted the Tax Cuts and Jobs Act (the “Tax Act”). The Tax Act contains, among other things, significant changes to corporate taxation, including reduction of the corporate tax rate from a top marginal rate of 35% to a flat rate of 21% for tax years beginning after December 31, 2017, limitation of the deduction for net operating losses to 80% of current year taxable income and elimination of net operating loss carrybacks, implementing a territorial tax system.

Pursuant to SAB 118, an entity may select between one of three scenarios to determine a reasonable estimate arising from the Tax Act. The scenarios are (i) a final estimate which effectively closes the measurement window; (ii) a reasonable estimate leaving the measurement window open for future revisions; and (iii) no estimate as the law is still being analyzed. The Company was able to provide a reasonable estimate for the revaluation of deferred taxes. As such, the Company recorded a $7.1 million reduction in deferred tax assets for the revaluation of deferred taxes in 2017 which was offset by a corresponding decrease to the Company’s full valuation allowance. The ultimate impact of the Act did not differ materially from provision amounts recorded. Adjustments, if any, would not have impacted the statement of operations and comprehensive loss due to the full valuation allowance on the Company’s deferred tax assets.

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2019 and 2018. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. Utilization of the net operating loss and tax credit carryforwards may be subject to an annual limitation due to historical or future ownership percentage change rules provided by the Internal Review Code of 1986, and similar state provisions. The annual limitation may result in the expiration of certain net operating loss and tax credit carryforwards before their utilization. The valuation allowance increased by $24.9 million during 2019 and increased by $18.4 million during 2018.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

The components of the net deferred tax assets/liabilities are as follows (in thousands):

	December 31,
	2019	2018
Deferred tax assets:
Federal and state net operating loss carryforwards	$45,228	$27,311
Research and development tax credits	6,205	4,503
Lease financing obligation	—	2,658
Lease liabilities	5,920	—
Accruals and other	2,172	1,387
Amortization	2,700	1,726
Deferred Revenue	3,659	—
Deferred tax liabilities:
Other depreciation	(638)	(655)
Leased building depreciation	—	(2,446)
Operating lease right-of-use assets	(5,904)	—
Total net deferred tax assets	59,342	34,484
Less valuation allowance	(59,342)	(34,484)
Deferred tax assets, net of allowance	$—	$—

At December 31, 2019, the Company’s federal and state income tax net operating loss carryforwards were approximately $180.8 million and $113.3 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards will begin to expire in 2035 and the state tax loss carryforwards will begin to expire in 2035. Under the Tax Act, federal net operating losses generated after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. The federal net operating losses generated after December 31, 2017 of $130.2 million are carried forward indefinitely. In addition, the Company has federal and certain California and Massachusetts research and development income tax credit carryforwards of $5.6 million, $3.4 million and $0.3 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2035. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. The Massachusetts research and development income tax credit carryforwards will begin to expire in 2032.

The net operating loss (“NOL”) and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under Sections 382 and 383 of the Internal Revenue Code (“IRC”) of 1986. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years. The Company completed an analysis through December 31, 2019 under IRC Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. In connection with the Company’s IPO which closed in October 2018, the Company did experience an ownership change pursuant to Section 382. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. Other than the change identified in connection with the Company’s IPO, through December 31, 2019, the Company did not experience any other ownership change pursuant to Section 382.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2019	2018	2017
Beginning of year—unrecognized tax benefits	$2,077	$1,089	$230
Decrease for tax positions taken during prior periods	(711)	(453)	(47)
Increases for tax positions taken during current period	1,244	1,441	906
End of year—unrecognized tax benefits	$2,610	$2,077	$1,089

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

If recognized, none of the unrecognized tax benefits as of December 31, 2019 and 2018 would reduce the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next 12 months.

During the years ended December 31, 2019, 2018, and 2017, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net loss	$(94,433)	$(64,775)	$(41,377)
Denominator:
Weighted-average common shares outstanding, basic and diluted	33,554,823	8,919,281	1,999,044
Net loss per share, basic and diluted	$(2.81)	$(7.26)	$(20.70)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2019	2018	2017
Convertible preferred stock	—	—	17,797,529
Options issued and outstanding and ESPP shares issuable and outstanding	3,179,041	2,429,859	1,351,840
Early exercised common stock subject to future vesting	30,874	226,967	539,289
Warrants to purchase common stock	—	—	40,257
Total	3,209,915	2,656,826	19,728,915

13.	Related-Party Transactions

During the year ended December 31, 2018, the Company issued 333,333 shares of common stock for total net proceeds of $5.0 million to certain stockholders considered to be related parties.

14.	Defined Contribution Plan

The Company began sponsoring a 401(k) Plan in 2017 which provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 50% of the first 4% of each employee’s contribution. During the years ended December 31, 2019 and 2018, expenses recognized for the 401(k) Plan were insignificant.

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

15.	Subsequent Event

Subsequent to December 31, 2019, the Company issued an additional 568,369 shares of common stock through its ATM Offering Program resulting in net proceeds to the Company of approximately $5.6 million.

16.	Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2019 and 2018 and has been prepared in accordance with GAAP for interim financial reporting (in thousands, except per share amounts). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Collaboration revenue	$884	$984	$1,150	$1,347
Loss from operations	$(28,313)	$(28,484)	$(22,214)	$(18,929)
Net loss	$(27,704)	$(27,548)	$(21,172)	$(18,009)
Net loss per share, basic and diluted	$(0.77)	$(0.77)	$(0.63)	$(0.62)

	Quarter Ended
	December 31, 2018	September 30, 2018	June 30, 2018	March 31, 2018
Collaboration revenue	$1,091	$96	$—	$—
Loss from operations	$(18,027)	$(18,614)	$(15,504)	$(13,439)
Net loss	$(17,338)	$(18,588)	$(15,473)	$(13,376)
Net loss per share, basic and diluted	$(0.61)	$(7.60)	$(6.57)	$(6.03)

Gritstone Oncology, Inc.

Notes to Financial Statements

December 31, 2019

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2019, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2019, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2019 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting, other than the implementation of a new General Ledger (GL) system for financial accounting and reporting to replace our legacy GL system. The implementation of this new system was not in response to any identified deficiency or material weakness in our internal control over financial reporting. The system implementation was designed, in part, to enhance the overall system of internal control over financial reporting through further automation of various business processes.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and Principal Financial Officer, our management assessed the effectiveness of our internal control over financial report as of December 31, 2019 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2019.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2020 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2019, and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith

		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

4.3	Description of Common Stock.					X

10.1(a)†	License Agreement, dated as of October 16, 2017, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of July 20, 2018, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.2(a)#	2018 Incentive Award Plan.	S-8	10/02/18	99.2	(A)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(d)

10.3#	Employment Agreement by and between Gritstone Oncology, Inc. and Andrew Allen, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.9

10.4#	Employment Agreement by and between Gritstone Oncology, Inc. and Matthew Hawryluk, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.10

10.5#	Employment Agreement by and between Gritstone Oncology, Inc. and Karin Jooss, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.11

10.6#	Employment Agreement by and between Gritstone Oncology, Inc. and Raphaël Rousseau, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.12

10.7#	Employment Agreement by and between Gritstone Oncology, Inc. and Roman Yelensky, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.13

10.8#	Employment Agreement by and between Gritstone Oncology, Inc. and Jean-Marc Bellemin, effective as of September 27, 2018.	S-1/A	09/17/18	10.14

10.9#	Employment Agreement by and between Gritstone Oncology, Inc. and Jayant Aphale, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.15

10.10#	Employment Agreement by and between Gritstone Oncology, Inc. and Erin Jones, effective as of September 27, 2018.	S-1/A	09/17/18	10.16

10.11#	Employment Agreement by and between Gritstone Oncology, Inc. and Vijay Yabannavar, Ph.D., effective as of July 2, 2019.	10-Q	11/12/19	10.1

10.12#	Non-Employee Director Compensation Program.	S-1/A	09/17/18	10.17

10.13#	2018 Employee Stock Purchase Plan.	S-8	10/02/18	99.3

10.14	Lease, dated as of February 11, 2016, by and between Gritstone Oncology, Inc. and BMR-Sidney Research Campus LLC.	S-1	08/23/18	10.4

10.15	Office Building Net Lease, dated as of March 24, 2017, by and between Gritstone Oncology, Inc. and Hacienda Portfolio Venture, LLC.	S-1	08/23/18	10.5

10.16	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and Emery Station West, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.1

10.17	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of September 6, 2018.	10-Q	11/20/19	10.2

10.18	First Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of July 11, 2019.	10-Q	11/20/19	10.3

10.19	Amended and Restated Investors’ Rights Agreement dated as of June 29, 2018, by and among Gritstone Oncology, Inc. and the investors listed therein.	S-1	08/23/18	10.2

10.20	Sales Agreement, dated October 15, 2019, by and between Gritstone Oncology, Inc. and Cowen and Company, LLC.	S-3	10/15/19	1.2

10.21	Form of Indemnification Agreement.	S-1/A	09/17/18	10.18

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

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

GRITSTONE ONCOLOGY, INC.

Date: March 11, 2020	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Allen	President and Chief Executive Officer	March 11, 2020
Andrew Allen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Jean-Marc Bellemin	Chief Financial Officer	March 11, 2020
Jean-Marc Bellemin	(Principal Financial Officer)

/s/ Richard Heyman	Director	March 11, 2020
Richard A. Heyman, Ph.D.

/s/ Judith Li	Director	March 11, 2020
Judith J. Li

/s/ Steve Krognes	Director	March 11, 2020
Steve Krognes

/s/ Nicholas Simon	Director	March 11, 2020
Nicholas Simon

/s/ Elaine Jones	Director	March 11, 2020
Elaine Jones

/s/ Tom Woiwode	Director	March 11, 2020
Tom Woiwode