Form 10-Q
period 2020-03-31
Gritstone Oncology, Inc.
filed 2020-05-07
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2020

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38663

Gritstone Oncology, Inc.

(Exact Name of Registrant as Specified in its Charter)

Delaware	47-4859534
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

5959 Horton Street, Suite 300 Emeryville, California	94608
(Address of Principal Executive Offices)	(Zip Code)

(510) 871-6100

(Registrant’s Telephone Number, Including Area Code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GRTS	The Nasdaq Global Select Market

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

Large accelerated filer	☐	Accelerated filer	☒

Non-accelerated filer	☐	Smaller reporting company	☒

		Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☐    No  ☒

As of May 1, 2020, there were 37,264,957 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone Oncology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone Oncology, Inc.

Condensed Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	March 31,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$54,860	$57,408
Marketable securities	54,020	70,368
Prepaid expenses and other current assets	3,466	3,497
Total current assets	112,346	131,273
Property and equipment, net	25,847	26,911
Operating lease right-of-use assets	22,130	23,427
Deposits and other long-term assets	2,695	2,778
Total assets	$163,018	$184,389
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,008	$4,621
Accrued compensation	2,775	4,598
Accrued liabilities	414	1,041
Accrued research and development expenses	2,311	1,779
Lease liabilities, current portion	3,421	2,505
Deferred revenue, current portion	4,511	4,956
Total current liabilities	18,440	19,500
Lease liabilities, net of current portion	20,101	20,985
Deferred revenue, net of current portion	9,088	9,560
Total liabilities	47,629	50,045
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2020 and December 31, 2019; 36,985,739 and 36,332,956 shares issued and outstanding at March 31, 2020 and December 31, 2019	17	17
Additional paid-in capital	362,586	355,291
Accumulated other comprehensive (loss) gain	(20)	24
Accumulated deficit	(247,194)	(220,988)
Total stockholders’ equity	115,389	134,344
Total liabilities and stockholders’ equity	$163,018	$184,389

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2020	2019
Collaboration revenue	$1,262	$1,347
Operating expenses:
Research and development	22,468	15,899
General and administrative	5,465	4,377
Total operating expenses	27,933	20,276
Loss from operations	(26,671)	(18,929)
Interest income, net	465	920
Net loss	(26,206)	(18,009)
Other comprehensive (loss) gain:
Unrealized (loss) gain on marketable securities, net of tax	(44)	152
Net and comprehensive loss	$(26,250)	$(17,857)
Net loss per share, basic and diluted	$(0.71)	$(0.62)
Weighted-average number of shares used in computing net loss per share, basic and diluted	36,798,562	28,938,891

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended March 31, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	36,332,956	17	355,291	24	(220,988)	134,344
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $4	568,369	—	5,577	—	—	5,577
Unrealized loss on marketable securities, net of tax	—	—	—	(44)	—	(44)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	23,732	—	8	—	—	8
Issuance of common stock upon exercise of stock options	60,682	—	91	—	—	91
Stock-based compensation	—	—	1,619	—	—	1,619
Net loss	—	—	—	—	(26,206)	(26,206)
Balance at March 31, 2020	36,985,739	$17	$362,586	$(20)	$(247,194)	$115,389

Three Months Ended March 31, 2019:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	28,823,130	16	275,593	(85)	(126,402)	149,122
Cumulative effect of adoption of Topic 842	—	—	—	—	(153)	(153)
Unrealized gain on marketable securities, net of tax	—	—	—	152	—	152
Lapse of repurchase rights related to common stock issued pursuant to early exercises	51,314	—	17	—	—	17
Issuance of common stock upon exercise of stock options	149,938	—	86	—	—	86
Stock-based compensation	—	—	1,007	—	—	1,007
Net loss	—	—	—	—	(18,009)	(18,009)
Balance at March 31, 2019	29,024,382	$16	$276,703	$67	$(144,564)	$132,222

See accompanying notes to the unaudited condensed financial statements.

Gritstone Oncology, Inc.

Condensed Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2020	2019
Operating activities
Net loss	$(26,206)	$(18,009)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,626	1,036
Net amortization of premiums and discounts on marketable securities	(78)	(519)
Stock-based compensation	1,619	1,007
Non-cash operating lease expense	1,850	1,344
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	32	778
Deposits and other long-term assets	83	(389)
Accounts payable	865	(235)
Accrued compensation	(1,825)	(2,257)
Accrued and other non-current liabilities	(38)	104
Accrued research and development expenses	532	—
Lease liability	(520)	(640)
Deferred revenue	(917)	(1,347)
Net cash used in operating activities	(22,977)	(19,127)
Investing activities
Purchase of marketable securities	(3,805)	(9,592)
Maturities of marketable securities	17,167	13,600
Sales of marketable securities	3,021	—
Purchase of property and equipment	(1,609)	(2,578)
Net cash provided by investing activities	14,774	1,430
Financing activities
Proceeds from issuance of common stock, net of issuance costs	5,659	86
Payments of deferred financing costs	(4)	—
Net cash provided by financing activities	5,655	86
Net decrease in cash, cash equivalents and restricted cash	(2,548)	(17,611)
Cash, cash equivalents and restricted cash at beginning of period	58,400	53,175
Cash, cash equivalents and restricted cash at end of period	$55,852	$35,564
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$946	$513
Remeasurement of operating lease right-of-use asset for lease modification	$—	$1,779

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

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed financial statements should be read in conjunction with the Company’s financial statements as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2020.

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had cash, cash equivalents, and marketable securities of $108.9 million and $127.8 million as of March 31, 2020 and December 31, 2019, respectively. The Company had an accumulated deficit of $247.2 million and $221.0 million as of March 31, 2020 and December 31, 2019, respectively. The Company had net losses of $26.2 million and $18.0 million for the three months ended March 31, 2020 and March 31, 2019, respectively, and net cash used in operating activities of $23.0 million and $19.1 million for the three months ended March 31, 2020 and 2019, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

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

Concentrations of Credit Risk

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. Through March 31, 2020, the Company has no off-balance sheet concentrations of credit risk.

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

In March 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 outbreak. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 outbreak will have on its financial condition and operations, including ongoing and planned clinical trials. The impact of the COVID-19 coronavirus outbreak on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents, which consist primarily of highly liquid investments with original maturities of three months or less when purchased, are stated at cost which approximates fair value. These assets include investments in money market funds that invest in U.S. Treasury obligations and certificates of deposit which are stated at fair value.

The Company has issued a letter of credit under a lease agreement which has been collateralized by a cash deposit for an equal amount and is recorded within deposits and other long-term assets on the condensed balance sheets based on the term of the underlying lease. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands).

	March 31,	December 31,
	2020	2019
Cash and cash equivalents	$54,860	$57,408
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$55,852	$58,400

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed balance sheets at March 31, 2020 and December 31, 2019. The Company has elected not to recognize on the condensed balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU assets may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU asset is impaired.

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

The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the condensed balance sheets and amortized as lease expense on a straight-line basis over the lease term.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s condensed balance sheets. If the Company expects to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

Income Taxes

On March 18, 2020, the Families First Coronavirus Response Act (“FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (“CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property. The FFCR Act and CARES Act did not have a material impact on the Company’s condensed financial statements as of March 31, 2020; however, the Company continues to examine the impacts the FFCR Act and CARES Act may have on its business, results of operations, financial condition and liquidity.

Recently Issued Accounting Pronouncements

In December 2019, the FASB (“Financial Accounting Standards Board”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The pronouncement is effective for the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company is currently in the process of evaluating the effects of the provisions of ASU 2019-12 on its condensed financial statements.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13—Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective and transition date of January 1, 2020. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. The standard is effective for interim and annual periods beginning after December 15, 2019. The Company adopted this new standard on January 1, 2020 with no material impact on its condensed financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements and requires companies to disclose certain information. The Company adopted this standard on January 1, 2020 with no material impact on its condensed financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that year. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on January 1, 2020 with no material impact on its condensed financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. The standard is effective for interim and annual periods beginning after

December 15, 2019. The Company adopted this standard on January 1, 2020 with no material impact on its condensed financial statements and related disclosures.

3.	Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	March 31, 2020
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$46,270	$—	$—	$46,270
U.S. government treasuries	1,000	—	—	1,000
Total cash equivalents	47,270	—	—	47,270
Short-term marketable securities:
Certificates of deposit	630	—	(1)	629
Commercial paper	25,952	37	—	25,989
Corporate debt securities	24,909	6	(62)	24,853
U.S. government treasuries	2,549	—	—	2,549
Total short-term marketable securities	54,040	43	(63)	54,020
Total	$101,310	$43	$(63)	$101,290

	December 31, 2019
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$42,133	$—	$—	$42,133
Commercial paper	1,749	—	—	1,749
Corporate debt securities	2,500	—	—	2,500
Total cash equivalents	46,382	—	—	46,382
Short-term marketable securities:
Certificates of deposit	631	—	—	631
Commercial paper	31,476	15	—	31,491
Corporate debt securities	38,237	15	(6)	38,246
Total short-term marketable securities	70,344	30	(6)	70,368
Total	$116,726	$30	$(6)	$116,750

All marketable securities held as of March 31, 2020, had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of March 31, 2020, a total of 33 individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, and that the gross unrealized losses above were caused by market fluctuations. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Thus no credit loss existed at March 31, 2020. The Company will continue to assess the current and expected future economic and market conditions surrounding the COVID-19 pandemic, as further development arises.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category as of March 31, 2020 (in thousands):

Description	Fair Value	Unrealized Losses
Short-term marketable securities:
Certificates of deposit	$630	$(1)
Corporate debt securities	21,343	(62)
Total short-term marketable securities	$21,973	$(63)

As of March 31, 2020, the Company does not have any marketable securities in an unrealized loss position with an allowance for credit losses given the losses are deemed to be due to something other than a deterioration in the creditworthiness of the marketable security.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2020
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$46,270	$46,270	$—	$—
U.S. government securities	1,000	—	1,000	—
Total cash equivalents	47,270	46,270	1,000	—
Short-term marketable securities:
Certificates of deposit	629	—	629	—
Commercial paper	25,989	—	25,989	—
Corporate debt securities	24,853	—	24,853	—
U.S. government securities	2,549	—	2,549	—
Total short-term marketable securities	54,020	—	54,020	—
Total	$101,290	$46,270	$55,020	$—

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,133	$42,133	$—	$—
Commercial paper	1,749	—	1,749	—
Corporate debt securities	2,500	—	2,500	—
Total cash equivalents	46,382	42,133	4,249	—
Short-term marketable securities:
Certificates of deposit	631	—	631	—
Commercial paper	31,491	—	31,491	—
Corporate debt securities	38,246	—	38,246	—
Total short-term marketable securities	70,368	—	70,368	—
Total	$116,750	$42,133	$74,617	$—

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Commercial paper, corporate debt securities, certificates of deposits, and U.S. government securities are valued taking into consideration valuations obtained from third-party pricing services. The pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of and broker/dealer quotes on the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of our financial instruments.

5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31,	December 31,
	2020	2019
Computer equipment and software	$946	$863
Furniture and fixtures	2,007	2,007
Laboratory equipment	21,250	21,025
Leasehold improvements	13,579	11,102
Construction-in-progress	—	2,224
	37,782	37,221
Less accumulated depreciation and amortization	(11,935)	(10,310)
Total property and equipment, net	$25,847	$26,911

Depreciation and amortization expense was $1.6 million and $1.0 million for the three months ended March 31, 2020 and 2019, respectively.

6.	Commitments and Contingencies

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

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed balance sheet as of March 31, 2020 and December 31, 2020. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent commenced on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $9.7 million ROU Asset and a $14.3 million lease liability on the condensed balance sheet as of March 31, 2020.

In connection with the new lease agreement, the Company also entered into an agreement (the “Lease Termination Agreement”) to early terminate the Company’s existing lease dated November 2015 for its current premises. The then existing lease terminated in October 2019. The Company accounted for the Lease Termination Agreement as a separate contract and recorded an adjustment of $1.8 million to the ROU Asset and lease liability to reflect the remaining term of the modified agreement through October 2019.

In February 2016, the Company entered into a 67-month non-cancelable operating lease effective October 2016 for a facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long-term assets on the Company’s condensed balance sheet as of March 31, 2020. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation.

In March 2017, the Company entered into a noncancelable operating lease (the “Pleasanton Lease”) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the “Pleasanton Facility”). Subsequently, in April 2017, the Company took possession of the space. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced in December 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of March 31, 2020, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility. The unamortized tenant improvement balance as of January 1, 2019 has been recognized as a component of ROU Assets on the condensed balance sheets as of March 31, 2020 and December 31, 2019.

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million, of which the remaining amount of $0.9 million as of January 1, 2019 was reclassified to the ROU Asset on the condensed balance sheet upon adoption of Topic 842. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the ROU Assets on the condensed balance sheets as of March 31, 2020 and December 31, 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed balance sheet as of March 31, 2020.

In July 2019, the Company amended its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the original 24-month lease term ending in August 2020 by another 12 months through August 2021 and added additional leased laboratory and office space. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019. In conjunction with signing the lease amendment, the Company prepaid an additional twelve months base rent for both the original leased space and the additional leased space in the amount of $3.2 million, which was reclassified to the ROU Asset on the condensed balance sheet. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the ROU Assets on the condensed balance sheets as of March 31, 2020 and December 31, 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed balance sheets as of March 31, 2020 and December 31, 2019.

In May 2019, the Company entered into a 64-month non-cancellable operating lease for additional office space in Pleasanton, California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent commenced on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.3 million ROU Asset and a $0.4 million lease liability on the condensed balance sheet as of March 31, 2020.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Lease cost
Operating lease cost	$1,850	$1,344
Short-term lease cost	8	56
Total lease cost	$1,858	$1,400

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$1,053	$640
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$—	$10,542
Weighted average remaining lease term (years):
Operating leases	6.90	7.60
Weighted average discount rate:
Operating leases	9.0%	9.0%

As of March 31, 2020, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2020 (remaining nine months)	$4,311
2021	6,360
2022	3,740
2023	3,459
2024	3,449
Thereafter	12,531
Total minimum payments	33,850
Less: Amounts representing interest expense	(9,273)
Less: Amounts representing tenant improvement allowance	(1,055)
Present value of future minimum lease payments	23,522
Less: Current portion of lease liability	(3,421)
Noncurrent portion of lease liability	$20,101

The amounts representing the tenant improvement allowance are expected to be received by the Company in 2020.

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of March 31, 2020. During the three months ended March 31, 2020, the Company had no research and development expense under the agreement. The Company recognized an insignificant amount of research and development expense under the agreement during the three months ended March 31, 2019.

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of March 31, 2020. During the three months ended March 31, 2020, the Company recognized an insignificant amount of research and development expense under the agreement.

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

7.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Prepaid insurance	$834	$1,252
Interest and other receivables	662	482
Prepaid research and development-related expenses	1,603	1,473
Other	367	290
Total prepaid expenses and other current assets	$3,466	$3,497

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Lease security deposit	$1,201	$1,201
Prepaid research and development-related expenses	502	585
Restricted cash	992	992
Total deposits and other long-term assets	$2,695	$2,778

Accrued Liabilities

Accrued current liabilities consist of the following (in thousands):

	March 31,	December 31,
	2020	2019
Property and equipment	192	761
Other	222	280
Total accrued current liabilities	$414	$1,041

8.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (“Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the Collaboration Agreement. None of these events had occurred as of March 31, 2020 and no royalties were due from the sale of licensed products.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of March 31, 2020. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended March 31, 2020 and 2019, the Company has recognized $0.9 million and $1.3 million, respectively, as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $13.6 million is recorded on the condensed balance sheets in both current and long-term liabilities as of March 31, 2020, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Changes in the deferred revenue balance during the three months ended March 31, 2020 are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2019	$14,516
Additions	—
Deductions	(917)
Balance at March 31, 2020	$13,599

There were no receivables or net contract assets recorded as of March 31, 2020 associated with the Collaboration Agreement.

The Company expensed all incremental costs of obtaining the Collaboration Agreement in 2018 as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement by and between Arbutus Biopharma Corporation (“Arbutus”) and Protiva Biotherapeutics Inc. a wholly owned subsidiary of Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property including patents and know-how relating to immunotherapy. During the three months ended March 31, 2020, the Company had no research and development expense under the agreement. During the three months ended March 31, 2019, the Company recognized an insignificant amount of research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties of not more than 3.5% on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of March 31, 2020 and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of March 31, 2020 and no royalties were due from the sales of licensed products.

9.Stockholders’ Equity

In connection with the completion of its IPO, on October 2, 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

The Company has 10,000,000 shares of preferred stock authorized for issuance, par value of $0.0001 per share. As of March 31, 2020 and December 31, 2019, no shares were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of March 31, 2020 and December 31, 2019, there were 36,985,739 and 36,332,956 shares of common stock issued and outstanding.

Sale of Common Stock

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

In October 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at the market offering under which Cowen will act as its sales agent Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $50,000. During the year ended December 31, 2019, the Company issued and sold 490,880 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $3.8 million, after deducting commissions of $0.1 million and other offering expenses of $0.3 million. During the three months ended March 31, 2020, the Company issued and sold 568,369 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $5.6 million, after deducting commissions of $0.2 million and an insignificant amount of other offering expenses.

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

In September 2018, the Company’s Board of Directors approved the 2018 Plan. Under the 2018 Plan, a total of 2,690,000 shares of our common stock were initially reserved for issuance under the 2018 Plan, plus the number of shares remaining available for future awards under the 2015 Plan, as of the effective date of the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 4% of the total number of shares of our stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued upon the exercise of ISOs under the 2018 Plan is 45,000,000.

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

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	2,851,883	3,165,961	$7.83	8.45	$8,875
Authorized	1,454,553
Granted	(1,543,300)	1,543,300	$8.91
Exercised	—	(60,682)	$1.50
Cancelled	32,230	(32,230)	$9.71
Balance at March 31, 2020	2,795,366	4,616,349	$8.26	8.78	$4,664
Vested and exercisable – March 31, 2020		1,259,277	$5.70	7.73	$3,242
Vested and expected to vest – March 31, 2020		4,137,336	$8.09	8.71	$4,614

For the three months ended March 31, 2020 and 2019, the total intrinsic value of stock option awards exercised was $0.4 million and $2.0 million, respectively, determined at the date of option exercise. The total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At March 31, 2020, $17.3 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 3.04 years. The total fair value of shares vested during the period ended March 31, 2020 was $1.2 million.

Stock-based compensation expense and awards granted to non-employees were immaterial for the three months ended March 31, 2020 and 2019.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended March 31,
	2020	2019
Research and development expenses	$1,028	$694
General and administrative expenses	591	313
Total	$1,619	$1,007

11.	Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2020	2019
Numerator:
Net loss	$(26,206)	$(18,009)
Denominator:
Weighted-average common shares outstanding, basic and diluted	36,798,562	28,938,891
Net loss per share, basic and diluted	$(0.71)	$(0.62)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,	December 31,
	2020	2019
Options issued and outstanding and ESPP shares issuable and outstanding	4,647,441	3,179,041
Early exercised common stock subject to future vesting	7,142	30,874
Total	4,654,583	3,209,915

12.	Subsequent Events

Subsequent to March 31, 2020, the Company issued an additional 267,700 shares of common stock through its ATM Offering Program resulting in net proceeds to the Company of approximately $2.0 million.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2019. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

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

We have funded our operations to date primarily from private placements of our convertible preferred stock, the net proceeds from our initial public offering, or IPO, which we completed in October 2018, from our follow-on public offering, which we completed in April 2019, and from our “at the marketing offering” program, or the ATM

Offering Program, as well as cash proceeds from bluebird Bio, Inc., or bluebird, under the collaboration agreement we entered into with bluebird in August 2018, or the bluebird Collaboration Agreement. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. SLATE, GRANITE and the BiSAb program will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs.

Manufacturing is a vital component of personalized immunotherapy, and we have invested significantly in our manufacturing facility, which opened in November 2017. Until December 2019, we used a hybrid approach to manufacture our personalized immunotherapy wherein certain elements of our product candidates were manufactured on an outsourced basis at qualified third-party contract manufacturing organizations, or CMOs, and other elements of our product candidates were manufactured internally. As of March 31, 2020, we have internalized the majority of the manufacturing steps in an effort to drive down both cost and production time, as well as establish full control over intellectual property and product quality. Our internal manufacturing process will require ongoing process improvements and scale up which will require significant investments in our manufacturing facility and processes. To date, the COVID-19 pandemic has not materially affected our supply chain or production schedule, but further escalation of the health crisis has the potential to cause delays in our supply chain and manufacturing operations, which could materially adversely impact our business.

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $26.2 million and $18.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $247.2 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our personalized cancer immunotherapy through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

In April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to a Sales Agreement, or the Sales Agreement, that we have entered into with Cowen and Company, LLC, or Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through March 31, 2020, we have received aggregate proceeds from our ATM Offering Program of $9.6 million, net of commissions and offering costs. We have $65.0 million available under the Shelf Registration Statement for the ATM Offering Program as of March 31, 2020.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For each of the three months ended March 31, 2020 and 2019, we recognized $1.3 million of revenue from the bluebird Collaboration Agreement and another small collaboration agreement.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three months ended March 31, 2020, the Company had no research and development expense under the agreement. During the three months ended March 31, 2019, the Company recognized an insignificant amount of research and development expense under the agreement. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019.

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

The following table summarizes our research and development expenses by program and category (in thousands):

Three Months Ended March 31,
2020
GRANITE program external expenses	$2,205
SLATE program external expenses	2,051
BiSAb program external expenses	621
Other program external research and development expenses	5,631
Personnel-related expenses (1)	7,861
Other unallocated research and development expenses	4,099
Total research and development expenses	$22,468

(1)	Personnel-related expenses include stock-based compensation expense of $1.0 million for the three months ended March 31, 2020.

Due to the early-stage nature of our cancer immunotherapy programs, for the three months ended March 31, 2019, we did not track costs on program-by-program basis.

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

Interest Income, Net

Interest income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three Months Ended March 31, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2020	2019	Change
Collaboration revenue	$1,262	$1,347	$(85)
Operating expenses:
Research and development	22,468	15,899	6,569
General and administrative	5,465	4,377	1,088
Total operating expenses	27,933	20,276	7,657
Loss from operations	(26,671)	(18,929)	(7,742)
Interest income, net	465	920	(455)
Net loss	$(26,206)	$(18,009)	$(8,197)

Collaboration Revenue

Collaboration revenue, primarily from the bluebird Collaboration Agreement, was $1.3 million for each of the three months ended March 31, 2020 and 2019.

Research and Development Expenses

Research and development expenses were $22.5 million for the three months ended March 31, 2020 compared to $15.9 million for the three months ended March 31, 2019, respectively.

The increase of $6.6 million for the three months ended March 31, 2020 compared to the three months ended March 31, 2019 was primarily due to increases in personnel related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables, and facilities expenses. Personnel related costs increased by $2.5 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $1.7 million for clinical trials and preclinical testing. In-house expenses for laboratory supplies and consumables increased by $0.9 million, and reflect our increased research and development personnel. Facility related expenses increased by $1.5 million to accommodate our manufacturing expansion and increased research and development personnel.

General and Administrative Expenses

General and administrative expenses were $5.5 million for the three months ended March 31, 2020 compared to $4.4 million for the three months ended March 31, 2019. The increase of $1.1 million was primarily attributable to a $0.5 million increase in personnel related costs as we expanded our headcount, and a $0.4 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility related expenses increased by $0.2 million to accommodate our increased general and administrative personnel.

Interest Income, Net

Interest income, net was $0.5 million for the three months ended March 31, 2020 compared to $0.9 million for the three months ended March 31, 2019. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $0.4 million was due to a lower average cash, cash equivalents and marketable securities balance in 2020 than in 2019.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2020, we have funded our operations primarily through private placements of our convertible preferred stock, our Collaboration Agreement with bluebird, and the proceeds from the sale of our common stock in our IPO, follow on public offering, and ATM Offering Program. We have raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird.

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

In October 2019, we filed the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to the Sales Agreement with Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through March 31, 2020, we have received aggregate proceeds from our ATM Offering Program of $9.6 million, net of commissions and offering costs. We have $65.0 million available under the Shelf Registration Statement for our ATM Offering Program as of March 31, 2020.

As of March 31, 2020, we had cash, cash equivalents, and marketable securities of $108.9 million and an accumulated deficit of $247.2 million, compared to cash, cash equivalents, and marketable securities of $127.8 million and an accumulated deficit of $221.0 million as of December 31, 2019.

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

Future Funding Requirements

We do not have any products approved for sale, and we have never generated any revenue from sales of commercial products. We do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/ or enter into collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our current and future product candidates, and begin to commercialize any approved products. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we expect to incur additional costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $247.2 million through March 31, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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

•	potential delays in our ongoing clinical trials as a result of the COVID-19 pandemic;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our tumor-specific immunotherapy product candidates;
•	the number and characteristics of any additional product candidates we develop or acquire;
•	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreements;
•	the cost of manufacturing our tumor-specific immunotherapy product candidates we successfully commercialize, including the cost of scaling up our internal manufacturing operations;
•	the cost of building a sales force in anticipation of product commercialization;
•	the cost of commercialization activities, including building a commercial infrastructure, marketing, sales and distribution costs;
•

our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;

•	any product liability or other lawsuits related to our products;
•	the costs to attract, hire and retain skilled personnel;
•	the costs associated with being a public company;
•	the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and

•	the timing, receipt and amount of sales of any future approved products, if any.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2020	2019
Cash used in operating activities	$(22,977)	$(19,127)
Cash provided by investing activities	14,774	1,430
Cash provided by financing activities	5,655	86
Net decrease in cash and cash equivalents	$(2,548)	$(17,611)

Cash Used in Operating Activities

During the three months ended March 31, 2020, cash used in operating activities was $23.0 million, which consisted of a net loss of $26.2 million, adjusted by non-cash charges of $5.0 million and changes in our operating assets and liabilities of $1.8 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.6 million, stock-based compensation of $1.6 million, and non-cash operating lease expense of $1.9 million, offset by $0.1 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to a decrease of $1.8 million in accrued compensation, a decrease of $0.9 million in deferred revenue as a result of revenue recognized during the three months ended March 31, 2020, and a decrease of $0.5 million in the lease liability as a result of lease payments made, offset by an increase of $0.5 million in accrued research and development and an increase of $0.9 million in accounts payable.

During the three months ended March 31, 2019, cash used in operating activities was $19.1 million, which consisted of a net loss of $18.0 million, adjusted by non-cash charges of $2.8 million and changes in our operating assets and liabilities of $3.9 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.0 million, stock-based compensation of $1.0 million, and non-cash operating lease expense of $1.3 million, offset by $0.5 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to a decrease of $3.0 million in accrued compensation, accounts payable, and other accrued liabilities primarily as a result of the payment of bonuses, a decrease of $1.3 million in deferred revenue as a result of revenue recognized during the three months ended March 31, 2019, offset by a net increase of $0.4 million in prepaid expenses and deposits.

Cash Provided by Investing Activities

During the three months ended March 31, 2020, cash provided by investing activities was $14.8 million, which consisted of $17.2 million in proceeds from the maturity of marketable securities and $3.0 million in proceeds from sales of marketable securities, offset by $3.8 million in purchases of marketable securities and $1.6 million of capital expenditures to purchase property and equipment.

During the three months ended March 31, 2019, cash provided by investing activities was $1.4 million, which consisted of $13.6 million in proceeds from the maturity of marketable securities offset by $9.6 million in purchases of marketable securities and $2.6 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2020, cash provided by financing activities was $5.7 million, which primarily consisted of proceeds from the issuance of common stock through the ATM Offering Program.

During the three months ended March 31, 2019, cash provided by financing activities was $86,000, which primarily consisted of proceeds from the exercise of stock options.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$33,850	$4,311	$10,100	$6,908	$12,531
Total obligations	$33,850	$4,311	$10,100	$6,908	$12,531

(1) See Note 6 to our condensed financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million in relation to a license agreement. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. During the three months ended March 31, 2020 and 2019 no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. During the three months ended March 31, 2020, we had no research and development expense under the agreement, while during the three months ended March 31, 2019, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of March 31, 2020 or 2019. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. During the three months ended March 31, 2020, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of March 31, 2020. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2019 with the SEC on March 11, 2020. For a description of our critical accounting policies, please refer to our Annual Report on Form 10-K we filed with the SEC on March 11, 2020.

Recent Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies” in the notes to our unaudited interim condensed financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended March 31, 2020 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Quarterly Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

We have had significant operating losses since our inception. Our net losses were $26.2 million and $18.0 million for the three months ended March 31, 2020 and 2019, respectively. As of March 31, 2020, we had an accumulated deficit of $247.2 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our SLATE, GRANITE, and BiSAb programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop SLATE, GRANITE, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $108.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of SLATE, GRANITE, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance SLATE and GRANITE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of SLATE, GRANITE or any future immunotherapy product candidates.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months and through preliminary safety and efficacy data for both Phase 1/2 clinical trials for SLATE and GRANITE. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

•	potential delays in our ongoing clinical trials as a result of the COVID-19 pandemic;
•	the timing of, and the costs involved in, obtaining regulatory approvals for our tumor-specific immunotherapy candidates;
•	the number and characteristics of any additional product candidates we develop or acquire;
•	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreement;
•	the cost of manufacturing our tumor-specific immunotherapies we successfully commercialize, including the cost of scaling up our internal manufacturing operations;
•	the cost of building a sales force in anticipation of product commercialization;
•	the cost of commercialization activities, including legal, compliance, marketing, sales and distribution costs;

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
•

our ability to timely execute our ongoing clinical trials and enroll a sufficient number of patients on a timely basis, particularly in light of the effects of the COVID-19 pandemic, to evaluate the potential of our product candidates in clinical development;

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

•	obtaining IRB, and, where required, IBC approval at each trial site;
•	recruiting an adequate number of suitable patients to participate in a trial, particularly in light of the potential impact of the COVID-19 pandemic on patient enrollment and clinical site closures;
•	having subjects complete a trial or return for post-treatment follow-up;
•	clinical sites deviating from trial protocol or dropping out of a trial;
•	addressing subject safety concerns that arise during the course of a trial;
•	adding a sufficient number of clinical trial sites;

•	obtaining sufficient quantities of product candidates for use in preclinical studies or clinical trials from third-party suppliers; or
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

The timely completion of clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•	the patient eligibility criteria defined in the protocol;
•	the size of the patient population required for analysis of the trial’s primary endpoints;
•	the proximity of patients to trial sites;
•	the design of the trial;
•	our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•	clinical trial investigators’ willingness to continue enrolling patients during the COVID-19 pandemic;
•

clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating; and

•	our ability to obtain and maintain patient consents.

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. As a result of the COVID-19 pandemic, competition for potential patients in our trials is further exaggerated as a result of multiple clinical site closures. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

We currently perform the majority of the manufacturing of our initial product candidates internally and rely on qualified third parties to supply some components of our initial product candidates. Our inability to manufacture sufficient quantities of SLATE, GRANITE or any future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business.

Manufacturing is a vital component of our tumor-specific immunotherapy approach and we have invested significantly in our manufacturing facility. To ensure timely and consistent product supply assurance to our patients we previously used a hybrid product supply approach whereby certain elements of our initial product candidates were manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements were manufactured at qualified third-party contract manufacturing organizations, or CMOs. All internal and third-party contract manufacturing is performed under cGMP guidelines. We have internalized a majority of the manufacturing steps to optimize cost and production time, as well as establish full control over intellectual property and product quality. We will need to continue to scale up our manufacturing operations, as we continue to build the infrastructure and improve the capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials. We currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a clinical scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

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

Additionally, we and our CMOs may experience manufacturing difficulties due to resource constraints, as a result of labor disputes or unstable political environments, or due to the impact of the COVID-19 pandemic. If we or our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

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

We rely on third-party suppliers for certain materials required for the production of our personalized immunotherapy candidate. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements , particularly if the COVID-19 pandemic continues or worsens. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

There is significant uncertainty related to the insurance coverage and reimbursement of newly approved products, especially novel products like our immunotherapy product candidates. No regulatory authority has granted approval for a tumor-specific cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product. The Medicare and Medicaid programs increasingly are used as models in the United States for how private payors and other governmental payors develop their coverage and reimbursement policies for drugs and biologics. Some third-party payors may require pre-approval of coverage for new or innovative devices or drug therapies before they will reimburse healthcare providers who use such therapies. We cannot predict at this time what third-party payors will decide with respect to the coverage and reimbursement for our product candidates.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products, but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

As of March 31, 2020, we had 176 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In August 2018, we entered into a strategic collaboration with bluebird to utilize our EDGE platform to identify and validate tumor-specific targets and provide TCRs directed to ten selected targets for use in bluebird’s cell therapy products. Under the collaboration, we are entitled to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones and tiered single digit royalties on sales of bluebird bio’s cell therapy products utilizing the TCRs we develop directed at the targets we discovered. In addition, in the future we may seek to enter into additional collaboration arrangements for the development or commercialization of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, any collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain and challenging to manage. We may not be successful in our efforts with bluebird and we may never receive any milestone or royalty payments. Further, we may be unable to prudently manage our existing collaboration or to enter new ones should we chose to do so. The terms of new collaborations or other arrangements that we may establish may not be favorable to us.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. For example, we have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including the Health Insurance Portability and Accountability Act of 1996, or HIPAA, as amended by the Health Information Technology for Clinical Health Act of 2009, or HITECH, and its implementing rules and regulations, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

Our business may be adversely affected by the ongoing COVID-19 pandemic.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome, Severe Acute Respiratory Syndrome, or the H1N1 virus, could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic”. The governors of California and over forty other states, as well as mayors of many cities, have ordered their residents to cease traveling to non-essential jobs and to curtail all unnecessary travel, and to stay in their homes as much as possible in the coming weeks, as the United States confronts the escalating COVID-19 outbreak. As of March 2020, the coronavirus has spread to most regions of the world. If the current economic conditions worsen or last for an extended period of time, we will be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business.

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended March 31, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. In particular, any disruption of our suppliers could impact our operating results. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in delivery of our various products related to our manufacturing processes, which could delay our product development activities.

As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

We are conducting a number of clinical trials for product candidates in the field of immuno-oncology in geographies which are affected by the COVID-19 pandemic.  We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials.  For example, with respect to our clinical trials, investigators may not want to take the risk of potentially exposing cancer patients to the novel coronavirus since the dosing of patients is conducted within an in-patient setting. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining Institutional Review Board approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments.  This may impact the integrity of subject data.

•

We have limited the use of our offices to essential employees and requested that most of our personnel, including all of our administrative employees, work remotely. We have restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in our research and development laboratories and manufacturing facilities. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

•

Our increased reliance on personnel working from home may negatively impact productivity, or disrupt, delay, or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns, and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and important agencies and contractors.

•

Our employees and contractors conducting research and development activities may not be able to access our laboratories for an extended period of time as a result of the closure of our offices and the possibility that governmental authorities further modify current restrictions.

•	The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which may impact timelines for regulatory submission, trial initiation and regulatory approval.
•

The trading prices for our common shares and other biopharmaceutical companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms.

The COVID-19 outbreak continues to rapidly evolve. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of March 31, 2020, our solely owned patent portfolio includes 23 pending U.S. patent applications and 111 pending foreign patent applications and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

Patent applications in the United States and elsewhere are typically published approximately 18 months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of SLATE, GRANITE or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA, and we expect there will be additional challenges and amendments to the ACA in the future. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate”. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.

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

•	the Food, Drug and Cosmetic Act, which prohibits, among other things, the adulteration or misbranding of drugs, biologics and medical devices;
•	the U.S. Public Health Service Act, which prohibits, among other things, the introduction into interstate commerce of a biological product unless a biologics license is in effect for that product;
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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, our clinical trials for SLATE, GRANITE or any other future clinical development programs, including public misperception of the results of our trials;
•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and/or biopharmaceutical product development;
•	announcements of regulatory approval or disapproval of our current or any future product candidates;
•	failure or discontinuation of any of our research and development programs;
•	manufacturing setbacks or delays of or issues with the supply of the materials for our personalized immunotherapy candidate;
•	announcements relating to future licensing, collaboration or development agreements, including the early termination or failure of an existing strategic collaboration;
•	delays in the commercialization of our current or any future product candidates;
•	public misperception regarding the use of our therapies;
•	acquisitions and sales of new products, technologies or businesses;
•	quarterly variations in our results of operations or those of our future competitors;
•	changes in earnings estimates or recommendations by securities analysts;
•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;
•	developments with respect to intellectual property rights;
•	our commencement of, or involvement in, litigation;
•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;
•	any major changes in our board of directors or management;
•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;
•	product liability claims or other litigation or public concern about the safety of our product candidates;
•	market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic; and
•	general economic conditions in the United States and abroad.

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

As of March 31, 2020, our executive officers, directors and their respective affiliates held over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2020, we have outstanding a total of 36,992,882 shares of common stock, of which the holders of approximately 5.7 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of March 31, 2020, approximately 7.4 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended March 31, 2020.

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

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

10.1	Employment Agreement by and between Gritstone Oncology, Inc. and Rahsaan Thompson, effective as of March 2, 2020.				X

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

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

Gritstone Oncology, Inc.

Date:	May 7, 2020	By:	/s/ Andrew Allen
Andrew Allen
President and Chief Executive Officer (Principal Executive Officer)

Date:	May 7, 2020	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer (Principal Financial Officer)