Form 10-Q
period 2020-06-30
Gritstone Oncology, Inc.
filed 2020-08-05
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2020

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

As of July 31, 2020, there were 37,749,059 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone Oncology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone Oncology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	June 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$62,631	$57,408
Marketable securities	29,282	70,368
Prepaid expenses and other current assets	2,584	3,497
Total current assets	94,497	131,273
Property and equipment, net	24,581	26,911
Operating lease right-of-use assets	23,909	23,427
Deposits and other long-term assets	2,679	2,778
Total assets	$145,666	$184,389
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,301	$4,621
Accrued compensation	3,765	4,598
Accrued liabilities	138	1,041
Accrued research and development expenses	953	1,779
Lease liabilities, current portion	4,240	2,505
Deferred revenue, current portion	5,778	4,956
Total current liabilities	19,175	19,500
Other non-current liabilities	375	—
Lease liabilities, net of current portion	22,258	20,985
Deferred revenue, net of current portion	7,630	9,560
Total liabilities	49,438	50,045
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2020 and December 31, 2019; 37,713,218 and 36,332,956 shares issued and outstanding at June 30, 2020 and December 31, 2019	17	17
Additional paid-in capital	369,223	355,291
Accumulated other comprehensive gain	50	24
Accumulated deficit	(273,062)	(220,988)
Total stockholders’ equity	96,228	134,344
Total liabilities and stockholders’ equity	$145,666	$184,389

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Collaboration revenue	$488	$1,150	$1,750	$2,497
Operating expenses:
Research and development	21,290	18,529	43,758	34,428
General and administrative	5,255	4,835	10,720	9,212
Total operating expenses	26,545	23,364	54,478	43,640
Loss from operations	(26,057)	(22,214)	(52,728)	(41,143)
Interest income, net	189	1,042	654	1,962
Net loss	(25,868)	(21,172)	(52,074)	(39,181)
Other comprehensive gain:
Unrealized gain on marketable securities, net of tax	70	9	26	161
Net and comprehensive loss	$(25,798)	$(21,163)	$(52,048)	$(39,020)
Net loss per share, basic and diluted	$(0.69)	$(0.63)	$(1.41)	$(1.25)
Weighted-average number of shares used in computing net loss per share, basic and diluted	37,256,247	33,582,844	37,027,405	31,273,696

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended June 30, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2020	36,985,739	$17	$362,586	$(20)	$(247,194)	$115,389
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $97	592,594	—	4,093	—	—	4,093
Issuance of common stock under employee stock purchase plan (“ESPP”)	96,234	—	527	—	—	527
Unrealized gain on marketable securities	—	—	—	70	—	70
Lapse of repurchase rights related to common stock issued pursuant to early exercises	7,142	—	3	—	—	3
Issuance of common stock upon exercise of stock options	31,509	—	57	—	—	57
Stock-based compensation	—	—	1,957	—	—	1,957
Net loss	—	—	—	—	(25,868)	(25,868)
Balance at June 30, 2020	37,713,218	$17	$369,223	$50	$(273,062)	$96,228

Three Months Ended June 30, 2019:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2019	29,024,382	$16	$276,703	$67	$(144,564)	$132,222
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556	6,500,000	1	69,708	—	—	69,709
Unrealized gain on marketable securities, net of tax	—	—	—	9	—	9
Lapse of repurchase rights related to common stock issued pursuant to early exercises	49,563	—	17	—	—	17
Issuance of common stock upon exercise of stock options	80,686	—	276	—	—	276
Stock-based compensation	—	—	1,317	—	—	1,317
Net loss	—	—	—	—	(21,172)	(21,172)
Balance at June 30, 2019	35,654,631	$17	$348,021	$76	$(165,736)	$182,378

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(In thousands, except share amounts)

Six Months Ended June 30, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	36,332,956	$17	$355,291	$24	$(220,988)	$134,344
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $101	1,160,963	—	9,670	—	—	9,670
Issuance of common stock under employee stock purchase plan (“ESPP”)	96,234	—	527	—	—	527
Unrealized gain on marketable securities	—	—	—	26	—	26
Lapse of repurchase rights related to common stock issued pursuant to early exercises	30,874	—	11	—	—	11
Issuance of common stock upon exercise of stock options	92,191	—	148	—	—	148
Stock-based compensation	—	—	3,576	—	—	3,576
Net loss	—	—	—	—	(52,074)	(52,074)
Balance at June 30, 2020	37,713,218	$17	$369,223	$50	$(273,062)	$96,228

Six Months Ended June 30, 2019:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	28,823,130	$16	$275,593	$(85)	$(126,402)	$149,122
Cumulative effect of adoption of Topic 842	—	—	—	—	(153)	(153)
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556	6,500,000	1	69,708	—	—	69,709
Unrealized gain on marketable securities, net of tax	—	—	—	161	—	161
Lapse of repurchase rights related to common stock issued pursuant to early exercises	100,877	—	34	—	—	34
Issuance of common stock upon exercise of stock options	230,624	—	362	—	—	362
Stock-based compensation	—	—	2,324	—	—	2,324
Net loss	—	—	—	—	(39,181)	(39,181)
Balance at June 30, 2019	35,654,631	$17	$348,021	$76	$(165,736)	$182,378

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net loss	$(52,074)	$(39,181)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,277	2,130
Net amortization of premiums and discounts on marketable securities	(113)	(970)
Stock-based compensation	3,576	2,324
Non-cash operating lease expense	3,712	2,837
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	897	268
Deposits and other long-term assets	99	(272)
Accounts payable	599	(867)
Accrued compensation	(835)	(1,329)
Accrued and other non-current liabilities	256	1,312
Accrued research and development expenses	(825)	—
Lease liability	(1,169)	(1,293)
Deferred revenue	(1,108)	(2,497)
Net cash used in operating activities	(43,708)	(37,538)
Investing activities
Purchase of marketable securities	(8,809)	(16,012)
Maturities of marketable securities	44,632	44,050
Sales of marketable securities	5,401	—
Purchase of property and equipment	(2,625)	(4,831)
Net cash provided by investing activities	38,599	23,207
Financing activities
Proceeds from issuance of common stock, net of issuance costs	10,435	70,432
Payments of deferred financing costs	(103)	(556)
Net cash provided by financing activities	10,332	69,876
Net increase in cash, cash equivalents and restricted cash	5,223	55,545
Cash, cash equivalents and restricted cash at beginning of period	58,400	53,175
Cash, cash equivalents and restricted cash at end of period	$63,623	$108,720
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$315	$2,775
Remeasurement of operating lease right-of-use asset for lease modification	$3,084	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Notes to Condensed Consolidated Financial Statements

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
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying interim condensed consolidated financial statements are unaudited and are comprised of the consolidation of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

The accompanying condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of Securities and Exchange Commission (“SEC”) for interim reporting.

The condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation for interim reporting. The results of operations for any interim period are not necessarily indicative of results of operations for any future period.

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements as of and for the year ended December 31, 2019, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2020.

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had cash, cash equivalents, and marketable securities of $91.9 million and $127.8 million as of June 30, 2020 and December 31, 2019, respectively. The Company had an accumulated deficit of $273.1 million and $221.0 million as of June 30, 2020 and December 31, 2019, respectively. The Company had net losses of $25.9 million and $52.1 million for the three and six months ended June 30, 2020, respectively, and $21.2 million and $39.2 million for the three and six months ended June 30, 2019, respectively, and net cash used in operating activities of $43.7 million and $37.5 million for the six months ended June 30, 2020 and 2019, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these condensed consolidated financial statements are issued. Management expects operating losses to continue for the foreseeable future. As a result, the Company will need to raise additional capital. If sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce its operating expenses and delay, reduce the scope of, or eliminate one or more of its development programs. Failure to manage discretionary spending or raise additional financing, as needed, may adversely impact the Company’s ability to achieve its intended business objectives.

Use of Estimates

The preparation of consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical and clinical study trial accruals, fair value of assets and liabilities, the fair value of right-of-use assets (“ROU assets”) and lease liabilities, revenue recognition, and the fair value of stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. Through June 30, 2020, the Company has no off-balance sheet concentrations of credit risk.

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

In March 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) outbreak a pandemic. To date, the Company’s operations have not been significantly impacted by the COVID-19 pandemic. However, the Company cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and operations, including ongoing and planned clinical trials. The impact of the COVID-19 coronavirus pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents, which consist primarily of highly liquid investments with original maturities of three months or less when purchased, are stated at cost which approximates fair value. These assets include investments in money market funds that invest in U.S. Treasury obligations and certificates of deposit which are stated at fair value.

The Company has issued a letter of credit under a lease agreement which has been collateralized by a cash deposit for an equal amount and is recorded within deposits and other long-term assets on the condensed consolidated balance sheets based on the term of the underlying lease. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	June 30,	December 31,
	2020	2019
Cash and cash equivalents	$62,631	$57,408
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$63,623	$58,400

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets at June 30, 2020 and December 31, 2019. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU assets may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU asset is impaired.

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

The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the condensed consolidated balance sheets and amortized as lease expense on a straight-line basis over the lease term.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive consideration in the next twelve months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits including carryovers may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022.

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

Recently Adopted Accounting Pronouncements

In June 2016, the FASB issued ASU 2016-13—Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective and transition date of January 1, 2020. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. The standard is effective for interim and annual periods beginning after December 15, 2019. The Company adopted this new standard on January 1, 2020 with no material impact on its condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU No. 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements and requires companies to disclose certain information. The Company adopted this standard on January 1, 2020 with no material impact on its condensed consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU No. 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that year. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on January 1, 2020 with no material impact on its condensed consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18—Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. The standard is effective for interim and annual periods beginning after

December 15, 2019. The Company adopted this standard on January 1, 2020 with no material impact on its condensed consolidated financial statements and related disclosures.

In December 2019, the FASB (“Financial Accounting Standards Board”) issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The pronouncement is effective for the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company early adopted this standard on April 1, 2020 commencing on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.
3.	Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	June 30, 2020
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$48,371	$—	$—	$48,371
Commercial paper	2,000	—	—	2,000
Total cash equivalents	50,371	—	—	50,371
Short-term marketable securities:
Commercial paper	14,866	26	—	14,892
Corporate debt securities	10,807	24	—	10,831
U.S. government treasuries	3,559	—	—	3,559
Total short-term marketable securities	29,232	50	—	29,282
Total	$79,603	$50	$—	$79,653

	December 31, 2019
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$42,133	$—	$—	$42,133
Commercial paper	1,749	—	—	1,749
Corporate debt securities	2,500	—	—	2,500
Total cash equivalents	46,382	—	—	46,382
Short-term marketable securities:
Certificates of deposit	631	—	—	631
Commercial paper	31,476	15	—	31,491
Corporate debt securities	38,237	15	(6)	38,246
Total short-term marketable securities	70,344	30	(6)	70,368
Total	$116,726	$30	$(6)	$116,750

All marketable securities held as of June 30, 2020, had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of June 30, 2020, a total of four individual securities had been in an unrealized loss position for 12 months or less, and the losses were determined to be temporary. The Company determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, and that the gross unrealized losses above were caused by market fluctuations. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Thus no credit loss existed at June 30,

2020. The Company will continue to assess the current and expected future economic and market conditions surrounding the COVID-19 pandemic, as further development arises.

The following table shows the fair value and gross unrealized losses of our investments in individual securities that are in an unrealized loss position, aggregated by investment category as of June 30, 2020 (in thousands):

Description	Fair Value	Unrealized Losses
Short-term marketable securities:
Commercial paper	$2,996	—
U.S. government treasuries	3,009	—
Total short-term marketable securities	$6,005	$—

As of June 30, 2020, the Company does not have any marketable securities in an unrealized loss position with an allowance for credit losses given the losses are deemed to be due to something other than a deterioration in the creditworthiness of the marketable security.

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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2020
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$48,371	$48,371	$—	$—
Commercial paper	2,000	—	2,000	—
Total cash equivalents	50,371	48,371	2,000	—
Short-term marketable securities:
Commercial paper	14,892	—	14,892	—
Corporate debt securities	10,831	—	10,831	—
U.S. government securities	3,559	3,559	—	—
Total short-term marketable securities	29,282	3,559	25,723	—
Total	$79,653	$51,930	$27,723	$—

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,133	$42,133	$—	$—
Commercial paper	1,749	—	1,749	—
Corporate debt securities	2,500	—	2,500	—
Total cash equivalents	46,382	42,133	4,249	—
Short-term marketable securities:
Certificates of deposit	631	—	631	—
Commercial paper	31,491	—	31,491	—
Corporate debt securities	38,246	—	38,246	—
Total short-term marketable securities	70,368	—	70,368	—
Total	$116,750	$42,133	$74,617	$—

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
5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30,	December 31,
	2020	2019
Computer equipment and software	$957	$863
Furniture and fixtures	2,054	2,007
Laboratory equipment	21,564	21,025
Leasehold improvements	13,592	11,102
Construction-in-progress	—	2,224
	38,167	37,221
Less accumulated depreciation and amortization	(13,586)	(10,310)
Total property and equipment, net	$24,581	$26,911

Depreciation and amortization expense was $1.7 million and $3.3 million for the three and six months ended June 30, 2020, respectively, and $1.1 million and $2.1 million for the three and six months ended June 30, 2019, respectively.
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

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of June 30, 2020 and December 31, 2020. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent commenced on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $9.6 million ROU asset and a $14.5 million lease liability on the condensed consolidated balance sheet as of June 30, 2020.

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

In February 2016, the Company entered into a 67-month non-cancelable operating lease effective October 2016 for a facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of June 30, 2020. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation.

In March 2017, the Company entered into a noncancelable operating lease (the “Pleasanton Lease”) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the “Pleasanton Facility”). Subsequently, in April 2017, the Company took possession of the space. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced in December 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of June 30, 2020, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility. The unamortized tenant improvement balance as of January 1, 2019 has been recognized as a component of operating lease right-of-use assets on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million, of which the remaining amount of $0.9 million as of January 1, 2019 was reclassified to operating lease right-of-use assets on the condensed consolidated balance sheet upon adoption of Topic 842. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease right-of-use assets on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of June 30, 2020.

In July 2019, the Company amended its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the original 24-month lease term ending in August 2020 by another 12 months through August 2021 and added additional leased laboratory and office space. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019. In conjunction with signing the lease amendment, the Company prepaid an additional twelve months base rent for both the original leased space and the additional leased space in the amount of $3.2 million, which was reclassified to operating lease right-of-use assets on the condensed consolidated balance sheet. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease right-of-use assets on the condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019.

In May 2020, the Company executed an additional amendment to its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the lease term by an additional 12 months through August 2022. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.6 million, effective September 2021. This amendment resulted in an increase to the ROU assets and lease liabilities of $3.1 million.

In May 2019, the Company entered into a 64-month non-cancellable operating lease for additional office space in Pleasanton, California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent commenced on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.3 million ROU asset and a $0.4 million lease liability on the condensed consolidated balance sheet as of June 30, 2020.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$1,862	$1,493	$3,712	$2,837
Short-term lease cost	—	65	8	122
Total lease cost	$1,862	$1,558	$3,720	$2,959

Supplemental information related to leases was as follows (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$2,105	$1,293
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$3,084	$342
Weighted average remaining lease term (years):
Operating leases	6.3	7.3
Weighted average discount rate:
Operating leases	9.0%	9.0%

As of June 30, 2020, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2020 (remaining six months)	$3,238
2021	7,841
2022	5,837
2023	3,459
2024	3,449
Thereafter	12,530
Total minimum payments	36,354
Less: Amounts representing interest expense	(9,204)
Less: Amounts representing tenant improvement allowance	(652)
Present value of future minimum lease payments	26,498
Less: Current portion of lease liability	(4,240)
Noncurrent portion of lease liability	$22,258

The amounts representing the tenant improvement allowance are expected to be received by the Company in 2020.

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of June 30, 2020. During the three and six months ended June 30, 2020, the Company had no research and development expense under the agreement. The Company recognized an insignificant amount of research and development expense under the agreement during the three and six months ended June 30, 2019.

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of June 30, 2020. No research and development expense recorded under the agreement during the three months ended June 30, 2020. During the six months ended June 30, 2020, the Company recognized an insignificant amount of research and development expense under the agreement. During the three and six months ended June 30, 2019, the Company recognized a total of $0.4 million of research and development expense under the agreement.

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

7.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Prepaid insurance	$424	$1,252
Interest and other receivables	293	482
Prepaid research and development-related expenses	1,577	1,473
Other	290	290
Total prepaid expenses and other current assets	$2,584	$3,497

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2020	2019
Lease security deposit	$1,218	$1,201
Prepaid research and development-related expenses	469	585
Restricted cash	992	992
Total deposits and other long-term assets	$2,679	$2,778

8.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (“Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the Collaboration Agreement. None of these events had occurred as of June 30, 2020 and no royalties were due from the sale of licensed products.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of June 30, 2020. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and six months ended June 30, 2020, the Company has recognized $ 0.2 million and $1.1 million, respectively, as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $13.4 million is recorded on the condensed consolidated balance sheets in both current and long-term liabilities as of June 30, 2020, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Changes in the deferred revenue balance during the six months ended June 30, 2020 are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2019	$14,516
Additions	—
Deductions	(1,108)
Balance at June 30, 2020	$13,408

There were no receivables or net contract assets recorded as of June 30, 2020 or December 31, 2019 associated with the Collaboration Agreement.

The Company expensed all incremental costs of obtaining the Collaboration Agreement in 2018 as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement by and between Arbutus Biopharma Corporation (“Arbutus”) and Protiva Biotherapeutics Inc. a wholly owned subsidiary of Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property including patents and know-how relating to immunotherapy. During the three and six months ended June 30, 2020, the Company had no research and development expense under the agreement. During the three and six months ended June 30, 2019, the Company reimbursed Arbutus for $0.1 million and $0.2 million, respectively, for materials and personnel costs under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties of not more than 3.5% on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of June 30, 2020 and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of June 30, 2020 and no royalties were due from the sales of licensed products.

9.Stockholders’ Equity

In connection with the completion of its IPO, on October 2, 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

The Company has 10,000,000 shares of preferred stock authorized for issuance, par value of $0.0001 per share. As of June 30, 2020, and December 31, 2019, no shares were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of June 30, 2020, and December 31, 2019, there were 37,713,218 and 36,332,956 shares of common stock issued and outstanding.

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

In October 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at the market offering under which Cowen will act as its sales agent Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $50,000. During the year ended December 31, 2019, the Company issued and sold 490,880 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $3.8 million, after deducting commissions of $0.1 million and other offering expenses of $0.3 million. During the six months ended June 30, 2020, the Company issued and sold 1,160,963 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $9.8 million, after deducting commissions of $0.3 million and $0.1 million of other offering expenses.
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

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	2,851,883	3,165,961	$7.83	8.45	$8,875
Authorized	1,454,553
Granted	(1,758,300)	1,758,300	$8.61
Exercised	—	(92,191)	$1.61
Cancelled	148,555	(148,555)	$11.78
Balance at June 30, 2020	2,696,691	4,683,515	$8.12	8.60	$5,420
Vested and exercisable – June 30, 2020		1,557,795	$6.31	7.71	$4,091
Vested and expected to vest – June 30, 2020		4,250,866	$8.00	8.54	$5,342

For the six months ended June 30, 2020 and 2019, the total intrinsic value of stock option awards exercised was $0.6 million and $2.6 million, respectively, determined at the date of option exercise. The total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At June 30, 2020, $15.8 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.84 years. The total fair value of shares vested during the period ended June 30, 2020 was $3.3 million.

Stock-based compensation expense and awards granted to non-employees were immaterial for the six months ended June 30, 2020 and 2019.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Research and development expenses	$1,226	$862	$2,254	$1,557
General and administrative expenses	731	455	1,322	767
Total	$1,957	$1,317	$3,576	$2,324

11.	Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(25,868)	$(21,172)	$(52,074)	$(39,181)
Denominator:
Weighted-average common shares outstanding, basic and diluted	37,256,247	33,582,844	37,027,405	31,273,696
Net loss per share, basic and diluted	$(0.69)	$(0.63)	$(1.41)	$(1.25)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,	December 31,
	2020	2019
Options issued and outstanding and ESPP shares issuable and outstanding	4,695,068	3,179,041
Early exercised common stock subject to future vesting	—	30,874
Total	4,695,068	3,209,915

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations in conjunction with the condensed consolidated financial statements and notes thereto included elsewhere in this report and with the audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2019. This discussion and analysis and other parts of this report contain forward-looking statements that involve risk and uncertainties, such as statements of our plans, objectives, expectations and intentions. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those discussed in the section of this report entitled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

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

Manufacturing is a vital component of personalized immunotherapy, and we have invested significantly in our manufacturing facility, which opened in November 2017. Until December 2019, we used a hybrid approach to manufacture our personalized immunotherapy wherein certain elements of our product candidates were manufactured on an outsourced basis at qualified third-party contract manufacturing organizations, or CMOs, and other elements of our product candidates were manufactured internally. As of March 2020, we have internalized the majority of the manufacturing steps in an effort to drive down both cost and production time, as well as establish full control over intellectual property and product quality. Our internal manufacturing process will require ongoing process improvements and scale up which will require significant investments in our manufacturing facility and processes. To date, the COVID-19 pandemic has not materially affected our supply chain or production schedule, but further escalation of the health crisis has the potential to cause delays in our supply chain and manufacturing operations, which could materially adversely impact our business.

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $25.9 million and $52.1 million for the three and six months ended June 30, 2020, respectively, and $21.2 million and $39.2 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $273.1 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our personalized cancer immunotherapy through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

In April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to a Sales Agreement, or the Sales Agreement, that we have entered into with Cowen and Company, LLC, or Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through June 30, 2020, we have received aggregate proceeds from our ATM Offering Program of $13.4 million, net of commissions and offering costs. We have $60.7 million available under the Shelf Registration Statement for the ATM Offering Program as of June 30, 2020.

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials.  These strains have resulted in institutions prohibiting the initiation of new clinical trials, slowing or halting enrollment in existing trials and restricting the on-site monitoring of clinical trials.  As a result of the COVID-19 pandemic, we have experienced slowing of patient recruitment and sample collection in our ongoing clinical trials. Additionally, as a result of the COVID-19 pandemic, competition for potential patients in our trials may be further exaggerated as a result of multiple clinical site closures.

We have not experienced any disruptions in our supply chain necessary to conduct our ongoing clinical trials.

In response to the pandemic and in alignment with public health guidance designed to slow the spread of COVID-19, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services, such as our manufacturing and laboratory staff.  For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2020, we recognized $0.5 million and $1.8 million, respectively, of revenue from the bluebird Collaboration Agreement and another small collaboration agreement. For the three and six months ended June 30, 2019, we recognized $1.2 million and $2.5 million, respectively, of revenue from the bluebird Collaboration Agreement.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three and six months ended June 30, 2020, the Company had no research and development expense under the agreement. During the three and six months ended June 30, 2019, the Company reimbursed Arbutus for $0.1 million and $0.2 million, respectively, for materials and personnel costs. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,	Six Months Ended June 30,
	2020	2020
GRANITE program external expenses	$2,824	$5,029
SLATE program external expenses	1,827	3,879
BiSAb program external expenses	277	868
Other program external research and development expenses	4,649	10,309
Personnel-related expenses (1)	7,587	15,449
Other unallocated research and development expenses	4,126	8,224
Total research and development expenses	$21,290	$43,758
(1)	Personnel-related expenses include stock-based compensation expense of $1.2 million and $2.2 million, respectively, for the three and six months ended June 30, 2020.

Due to the early-stage nature of our cancer immunotherapy programs, for the three and six months ended June 30, 2019, we did not track costs on program-by-program basis.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,
	2020	2019	Change
Collaboration revenue	$488	$1,150	$(662)
Operating expenses:
Research and development	21,290	18,529	2,761
General and administrative	5,255	4,835	420
Total operating expenses	26,545	23,364	3,181
Loss from operations	(26,057)	(22,214)	(3,843)
Interest income, net	189	1,042	(853)
Net loss	$(25,868)	$(21,172)	$(4,696)

	Six Months Ended June 30,
	2020	2019	Change
Collaboration revenue	$1,750	$2,497	$(747)
Operating expenses:
Research and development	43,758	34,428	9,330
General and administrative	10,720	9,212	1,508
Total operating expenses	54,478	43,640	10,838
Loss from operations	(52,728)	(41,143)	(11,585)
Interest income, net	654	1,962	(1,308)
Net loss	$(52,074)	$(39,181)	$(12,893)

Collaboration Revenue

Collaboration revenue, primarily from the bluebird Collaboration Agreement, was $0.5 million and $1.8 million for the three and six months ended June 30, 2020, respectively, and $1.2 million and $2.5 million for the three and six months ended June 30, 2019, respectively.

Research and Development Expenses

Research and development expenses were $21.3 million and $43.8 million for the three and six months ended June 30, 2020, respectively, compared to $18.5 million and $34.4 million for the three and six months ended June 30, 2019, respectively.

The increase of $2.8 million for the three months ended June 30, 2020 compared to the three months ended June 30, 2019 was primarily due to increases of $2.3 million in personnel-related expenses due to our increased research and development headcount and $1.4 million in facility-related expenses due to our manufacturing expansion and increased research and development personnel. This was offset by decreases of $0.8 million in outside services and consultants and $0.1 million in laboratory supplies and consumables.

The increase of $9.3 million for the six months ended June 30, 2020 compared to the six months ended June 30, 2019 was primarily due to $4.7 million in personnel-related expenses due to our increased research and development headcount, $3.3 million in facility-related expenses due to our manufacturing expansion and increased research and development personnel, $0.9 million in outside services and consultants and $0.4 million in laboratory supplies and consumables.

General and Administrative Expenses

General and administrative expenses were $5.3 million for the three months ended June 30, 2020 compared to $4.8 million for the three months ended June 30, 2019. The increase of $0.5 million was primarily attributable to increases of $0.6 million in personnel-related costs as we expanded our headcount, and $0.1 million in facility-related expenses due to our increased general and administrative personnel. The increases were offset by a $0.2 million decrease in outside and professional services.

General and administrative expenses were $10.7 million for the six months ended June 30, 2020 compared to $9.2 million for the six months ended June 30, 2019. The increase of $1.5 million was primarily attributable to increases of $1.1 million in personnel-related costs as we expanded our headcount, $0.2 million in facility-related expenses due to our increased general and administrative personnel, and $0.2 million in outside and other professional services.

Interest Income, Net

Interest income, net was $0.2 million for the three months ended June 30, 2020 compared to $1.0 million for the three months ended June 30, 2019. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $0.8 million was due to a lower average cash, cash equivalents and marketable securities balance in 2020 than in 2019.

Interest income, net was $0.7 million for the six months ended June 30, 2020 compared to $2.0 million for the six months ended June 30, 2019. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $1.3 million was due to a lower average cash, cash equivalents and marketable securities balance in 2020 than in 2019.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2020, we have funded our operations primarily through private placements of our convertible preferred stock, our Collaboration Agreement with bluebird, and the proceeds from the sale of our common stock in our IPO, follow on public offering, and ATM Offering Program. We have raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird.

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

In October 2019, we filed the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to the Sales Agreement with Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through June 30, 2020, we have received aggregate proceeds from our ATM Offering Program of $13.4 million, net of commissions and offering costs. We have $60.7 million available under the Shelf Registration Statement for our ATM Offering Program as of June 30, 2020.

As of June 30, 2020, we had cash, cash equivalents, and marketable securities of $91.9 million and an accumulated deficit of $273.1 million, compared to cash, cash equivalents, and marketable securities of $127.8 million and an accumulated deficit of $221.0 million as of December 31, 2019.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $273.1 million through June 30, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next 12 months. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2020	2019
Cash used in operating activities	$(43,708)	$(37,538)
Cash provided by investing activities	38,599	23,207
Cash provided by financing activities	10,332	69,876
Net decrease in cash and cash equivalents	$5,223	$55,545

Cash Used in Operating Activities

During the six months ended June 30, 2020, cash used in operating activities was $43.7 million, which consisted of a net loss of $52.1 million, adjusted by non-cash charges of $10.4 million and changes in our operating assets and liabilities of $2.1 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.3 million, stock-based compensation of $3.6 million, and non-cash operating lease expense of $3.7 million, offset by $0.1 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to decreases of $1.1 million in deferred revenue as a result of revenue recognized during the six months ended June 30, 2020, $1.2 million in the lease liability as a result of $2.1 million in lease payments made offset by $0.9 million received in tenant improvement allowance, $0.8 million in accrued compensation and $0.8 million in accrued research and development, offset by decreases of $0.9 million in prepaid expenses and other current assets and $0.1 million in deposits and other long-term assets, as well as increases of $0.6 million in accounts payable and $0.3 million in accrued and other non-current assets.

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

Cash Provided by Investing Activities

During the six months ended June 30, 2020, cash provided by investing activities was $38.6 million, which consisted of $44.6 million in proceeds from the maturity of marketable securities and $5.4 million in proceeds from sales of marketable securities, offset by $8.8 million in purchases of marketable securities and $2.6 million of capital expenditures to purchase property and equipment.

During the six months ended June 30, 2019, cash provided by investing activities was $23.2 million, which consisted of $16.0 million in proceeds from the maturity of marketable securities offset by $44.1 million in purchases of marketable securities and $4.8 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2020, cash provided by financing activities was $10.3 million, which primarily consisted of $9.8 million in proceeds from the issuance of common stock through the ATM Offering Program and $0.5 million in proceeds from the issuance of common stock under the employee stock purchase plan, and $0.1 million in proceeds from the exercise of stock options, offset by $0.1 million in offering cost payments.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$36,354	$3,238	$13,678	$6,908	$12,530
Total obligations	$36,354	$3,238	$13,678	$6,908	$12,530

(1) See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million in relation to a license agreement. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. During the six months ended June 30, 2020 and 2019 no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. During the three and six months ended June 30, 2020, we had no research and development expense under the agreement, while during the three and six months ended June 30, 2019, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of June 30, 2020 or 2019. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. During the three and six months ended June 30, 2020, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of June 30, 2020. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operation is based on our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States, or GAAP. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical study trial accruals, fair value of assets and liabilities, and the fair value of common stock and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2019 with the SEC on March 11, 2020. For a description of our critical accounting policies, please refer to our Annual Report on Form 10-K we filed with the SEC on March 11, 2020.

Recent Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2019.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the six months ended June 30, 2020 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

We have had significant operating losses since our inception. Our net losses were $25.9 million and $52.1 million for the three and six months ended June 30, 2020, respectively, and $21.2 million and $39.2 million for the three and six months ended June 30, 2019, respectively. As of June 30, 2020, we had an accumulated deficit of $273.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our SLATE, GRANITE, and BiSAb programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop SLATE, GRANITE, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $91.9 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of SLATE, GRANITE, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance SLATE and GRANITE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of SLATE, GRANITE or any future immunotherapy product candidates.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least 12 months. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of conducting studies and clinical trials for our SLATE product candidate series, and conducting preclinical studies and clinical trials, including the Phase 1/2 clinical trial for SLATE, which we initiated in the third quarter of 2019;

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

No regulatory authority has granted approval for a cancer immunotherapy based on a heterologous prime-boost approach, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We may never receive approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications, lines of therapy or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our personalized immunotherapy candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

Furthermore, the regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates. For example, regulatory requirements governing cell therapy and gene therapy products have changed frequently and may continue to change in the future. In addition to the submission of an IND to the FDA, before initiation of a clinical trial in the United States, certain human clinical trials subject to the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules, or NIH Guidelines were historically subject to review by the Recombinant DNA Advisory Committee, or RAC. On April 25, 2019, the NIH revised the NIH Guidelines to remove protocol submission and reporting requirements and to eliminate the role of the RAC in human gene transfer research. The previous RAC has been renamed the Novel and Exceptional Technology and Research Advisory Committee (NExTRAC), which will advise the NIH Director on the scientific, safety, ethical, and social issues associated with emerging biotechnologies. These trials will remain subject to the FDA’s oversight and other clinical trial regulations, and oversight at the local level will continue as otherwise set forth in the NIH Guidelines. Specifically, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Thus, even though we are no longer required to submit a protocol for our product candidates to NIH, we will still be subject to significant regulatory oversight by the FDA and the applicable IBC and institutional review board, or IRB, of each institution at which we or our collaborators conduct clinical trials of our product candidates, and changes in applicable regulatory guidelines may lengthen the regulatory review process for our product candidates, require additional studies or trials, increase development costs, lead to changes in regulatory positions and interpretations or delay or prevent approval and commercialization of such product candidates.

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

We are also aware that several CROs based in the U.S. that provide preclinical services are experiencing heavy demand which may impact their ability to start new studies and lead to delays in the commencement of our preclinical studies. In addition, several U.S.-based academic research organizations have also experienced shutdowns. However, neither of these has caused any material impact on our business.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. As a result of the COVID-19 pandemic, competition for potential patients in our trials may be further exaggerated as a result of multiple clinical site closures. Since the number of qualified clinical investigators is limited, we may conduct some of our clinical trials at the same clinical trial sites that some of our competitors use, which will reduce the number of patients who are available for our clinical trials in such clinical trial site.

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

We rely on third-party suppliers for certain materials required for the production of our personalized immunotherapy candidate. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited and we are likely to get lower priority than our competitors that are larger than we are. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements, particularly if the COVID-19 pandemic continues or worsens. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

As of June 30, 2020, we had 176 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

For example, the General Data Protection Regulation (the "GDPR") is in effect across the European Economic Area (the "EEA"), which imposes several stringent requirements for controllers and processors of personal data and increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymised (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR provides that European Union member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to the greater of EUR20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations.

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

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended June 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. In particular, any disruption of our suppliers could impact our operating results. While at this point, the extent to which the coronavirus outbreak may impact our results is uncertain, it could result in delays in delivery of our various products related to our manufacturing processes, which could delay our product development activities.

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

•

Patient candidates to our GRANITE or SLATE vaccines may become ineligible due to pre-existing neutralizing antibodies to chimpanzee-based adenoviral vectors, for example following participation to SARS-CoV-2 clinical trials using such vectors. This in turn could slow down recruitment to our clinical trials and ultimately, if these chimpanzee-based adenoviral vectors against SARS-CoV-2 are proven effective and become widely available in the general population, may render our vaccination approach unsuitable for many cancer patients.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of June 30, 2020, our solely owned patent portfolio includes 29 pending U.S. patent applications and 132 pending foreign patent applications and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of and have timely opposed EP Patent 2569633, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. EP Patent 2569633 is currently validated in Great Britain, France, Germany, Netherlands, Italy, Ireland, Spain and Switzerland. Our opposition was filed in the company’s name on November 7, 2016 by Vossius & Partner. Four other parties also filed oppositions to the patent within the required timeframe. The Opposition Division of the European Patent Office, or EPO, held opposition hearings on October 15 and 16, 2018, and determined that EP Patent 2569633 does not meet the requirements of the European Patent Convention, or EPC, and consequently, revoked the patent. We received notice in April 2019 that EP Patent 2569633 patentees and licensors filed their appeal to the Opposition Division’s decision, and we, along with other opposers, filed responses in August 2019. Opponent Christian Müller withdrew his opposition in May 2020, but the appeal proceedings will be continued between the remaining parties.

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

Some of our product candidates may require a pediatric development, which may delay our regulatory approvals and ultimately our commercial licensure.

The RACE for Children Act enacted in the US in August 2017 and the European Pediatric Regulation implemented in 2007 may require us to develop our vaccines in pediatric cancer patients. Pediatric cancers are rare, mutational burden is usually low in pediatric tumors and our approach may not be suited for children with cancer, or it may be difficult and slow to accrue children with cancers in our clinical trials. We may incur delays in meeting potential regulatory obligations or require additional investments to fulfill our regulatory commitments, and ultimately may be found incompliant if we cannot deliver pediatric data within the agreed timelines. This could lead to delays in regulatory approval and ultimately commercial licensure of our GRANITE or SLATE products.

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

As of June 30, 2020, our executive officers, directors and their respective affiliates held over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2020, we have outstanding a total of 37,713,218 shares of common stock, of which the holders of approximately 5.7 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of June 30, 2020, approximately 7.4 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended June 30, 2020.

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

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	09/17/2018	4.3

10.1	Second Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of May 20, 2020.				X

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, has been formatted in Inline XBRL.				X

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

Gritstone Oncology, Inc.

Date:	August 5, 2020	By:	/s/ Andrew Allen
Andrew Allen
President and Chief Executive Officer (Principal Executive Officer)

Date:	August 5, 2020	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer (Principal Financial Officer)