Form 10-Q
period 2020-09-30
Gritstone Oncology, Inc.
filed 2020-11-05
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2020

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

As of October 31, 2020, there were 37,764,085 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone Oncology, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone Oncology, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	September 30,	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$57,648	$57,408
Marketable securities	12,897	70,368
Prepaid expenses and other current assets	3,202	3,497
Total current assets	73,747	131,273
Property and equipment, net	23,306	26,911
Operating lease right-of-use assets	22,706	23,427
Deposits and other long-term assets	2,749	2,778
Total assets	$122,508	$184,389
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,284	$4,621
Accrued compensation	4,911	4,598
Accrued liabilities	664	1,041
Accrued research and development expenses	2,557	1,779
Lease liabilities, current portion	5,069	2,505
Deferred revenue, current portion	5,528	4,956
Total current liabilities	22,013	19,500
Other non-current liabilities	634	—
Lease liabilities, net of current portion	20,791	20,985
Deferred revenue, net of current portion	7,086	9,560
Total liabilities	50,524	50,045
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2020 and December 31, 2019; 37,763,266 and 36,332,956 shares issued and outstanding at September 30, 2020 and December 31, 2019	17	17
Additional paid-in capital	371,097	355,291
Accumulated other comprehensive gain	5	24
Accumulated deficit	(299,135)	(220,988)
Total stockholders’ equity	71,984	134,344
Total liabilities and stockholders’ equity	$122,508	$184,389

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenues:
Collaboration	$795	$984	$2,544	$3,481
Contribution	144	—	144	—
Total revenues	939	984	2,688	3,481
Operating expenses:
Research and development	22,050	24,886	65,807	59,314
General and administrative	5,031	4,582	15,751	13,794
Total operating expenses	27,081	29,468	81,558	73,108
Loss from operations	(26,142)	(28,484)	(78,870)	(69,627)
Interest income, net	69	936	723	2,898
Net loss	(26,073)	(27,548)	(78,147)	(66,729)
Other comprehensive gain:
Unrealized (loss) gain on marketable securities, net of tax	(45)	(45)	(19)	116
Net and comprehensive loss	$(26,118)	$(27,593)	$(78,166)	$(66,613)
Net loss per share, basic and diluted	$(0.69)	$(0.77)	$(2.10)	$(2.04)
Weighted-average number of shares used in computing net loss per share, basic and diluted	37,750,145	35,690,600	37,268,318	32,762,176

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended September 30, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2020	37,713,218	$17	$369,223	$50	$(273,062)	$96,228
Unrealized loss on marketable securities	—	—	—	(45)	—	(45)
Issuance of common stock upon exercise of stock options	50,048	—	37	—	—	37
Stock-based compensation	—	—	1,837	—	—	1,837
Net loss	—	—	—	—	(26,073)	(26,073)
Balance at September 30, 2020	37,763,266	$17	$371,097	$5	$(299,135)	$71,984

Three Months Ended September 30, 2019:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2019	35,654,631	$17	$348,021	$76	$(165,736)	$182,378
Unrealized loss on marketable securities, net of tax	—	—	—	(45)	—	(45)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	48,174	—	17	—	—	17
Issuance of common stock upon exercise of stock options	31,276	—	61	—	—	61
Stock-based compensation	—	—	1,532	—	—	1,532
Net loss	—	—	—	—	(27,548)	(27,548)
Balance at September 30, 2019	35,734,081	$17	$349,631	$31	$(193,284)	$156,395

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(In thousands, except share amounts)

Nine Months Ended September 30, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	36,332,956	$17	$355,291	$24	$(220,988)	$134,344
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $104	1,160,963	—	9,670	—	—	9,670
Issuance of common stock under employee stock purchase plan (“ESPP”)	96,234	—	527	—	—	527
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	30,874	—	11	—	—	11
Issuance of common stock upon exercise of stock options	142,239	—	183	—	—	183
Stock-based compensation	—	—	5,415	—	—	5,415
Net loss	—	—	—	—	(78,147)	(78,147)
Balance at September 30, 2020	37,763,266	$17	$371,097	$5	$(299,135)	$71,984

Nine Months Ended September 30, 2019:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	28,823,130	$16	$275,593	$(85)	$(126,402)	$149,122
Cumulative effect of adoption of Topic 842	—	—	—	—	(153)	(153)
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556	6,500,000	1	69,708	—	—	69,709
Unrealized gain on marketable securities, net of tax	—	—	—	116	—	116
Lapse of repurchase rights related to common stock issued pursuant to early exercises	149,051	—	51	—	—	51
Issuance of common stock upon exercise of stock options	261,900	—	423	—	—	423
Stock-based compensation	—	—	3,856	—	—	3,856
Net loss	—	—	—	—	(66,729)	(66,729)
Balance at September 30, 2019	35,734,081	$17	$349,631	$31	$(193,284)	$156,395

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone Oncology, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net loss	$(78,147)	$(66,729)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,951	3,303
Net amortization of premiums and discounts on marketable securities	(123)	(1,248)
Stock-based compensation	5,415	3,856
Non-cash operating lease expense	5,621	4,491
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	853	(1,785)
Operating lease right-of-use assets	—	(3,328)
Deposits and other long-term assets	29	(281)
Accounts payable	(200)	1,600
Accrued compensation	311	(226)
Accrued and other non-current liabilities	1,041	104
Accrued research and development expenses	778	2,989
Lease liability	(2,512)	(1,824)
Deferred revenue	(1,902)	(3,481)
Net cash used in operating activities	(63,885)	(62,559)
Investing activities
Purchase of marketable securities	(8,809)	(28,329)
Maturities of marketable securities	60,982	96,094
Sales of marketable securities	5,401	—
Purchase of property and equipment	(3,243)	(10,575)
Net cash provided by investing activities	54,331	57,190
Financing activities
Proceeds from issuance of common stock, net of issuance costs	10,473	70,684
Payments of deferred financing costs	(104)	(556)
Net cash provided by financing activities	10,369	70,128
Net increase in cash, cash equivalents and restricted cash	815	64,759
Cash, cash equivalents and restricted cash at beginning of period	58,400	53,175
Cash, cash equivalents and restricted cash at end of period	$59,215	$117,934
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$96	$3,615
Remeasurement of operating lease right-of-use asset for lease modification	$3,174	$99

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

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had cash, cash equivalents, and marketable securities of $70.5 million and $127.8 million as of September 30, 2020 and December 31, 2019, respectively. The Company had an accumulated deficit of $299.1 million and $221.0 million as of September 30, 2020 and December 31, 2019, respectively. The Company had net losses of $26.1 million and $78.1  million for the three and nine months ended September 30, 2020, respectively, and $27.5 million and $66.7 million for the three and nine months ended September 30, 2019, respectively, and net cash used in operating activities of $63.9 million and $62.6 million for the nine months ended September 30, 2020 and 2019, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these financial statements. As a result, the Company will need to raise additional capital. The Company intends to raise such capital through the sale of convertible stock, additional equity, debt financings or strategic alliances with third parties. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

Use of Estimates

The preparation of condensed consolidated financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the condensed consolidated financial statements and the reported amounts of revenue and expenses in the condensed consolidated financial statements and accompanying notes during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical and clinical study trial accruals, fair value of assets and liabilities, the fair value of right-of-use assets (“ROU assets”) and lease liabilities, revenue recognition, and the fair value of stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and marketable securities and issuers of marketable securities to the extent recorded on the balance sheets. Through September 30, 2020, the Company has no off-balance sheet concentrations of credit risk.

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

In March 2020, the World Health Organization declared the global novel coronavirus disease (“COVID-19”) outbreak a pandemic. To date, the Company’s business has not been materially impacted by the COVID-19 pandemic. However, the Company has experienced slowing of patient recruitment and sample collection in its ongoing clinical trials and cannot at this time predict the specific extent, duration, or full impact that the COVID-19 pandemic will have on its financial condition and operations, including ongoing and planned clinical trials. The impact of the COVID-19 pandemic on the financial performance of the Company will depend on future developments, including the duration and spread of the outbreak and related governmental advisories and restrictions. These developments and the impact of COVID-19 on the financial markets and the overall economy are highly uncertain. If the financial markets and/or the overall economy are impacted for an extended period, the Company’s results may be adversely affected.

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents, which consist primarily of highly liquid investments with original maturities of three months or less when purchased, are stated at cost which approximates fair value. These assets include investments in money market funds that invest in U.S. Treasury obligations and certificates of deposit which are stated at fair value.

The Company has issued a letter of credit under a lease agreement which has been collateralized by a cash deposit for an equal amount and is recorded within deposits and other long-term assets on the condensed consolidated balance sheets based on the term of the underlying lease. Additionally, the Company has received cash proceeds from a philanthropic institution which is restricted and to be spent in accordance with the contribution agreement and is recorded as restricted cash within prepaid expenses and other current assets on the condensed consolidated balance sheet. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	September 30,	December 31,
	2020	2019
Cash and cash equivalents	$57,648	$57,408
Restricted cash	1,567	992
Total cash, cash equivalents and restricted cash	$59,215	$58,400

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets at September 30, 2020 and December 31, 2019. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU assets may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU asset is impaired.

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

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
3.	Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	September 30, 2020
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$43,852	$—	$—	$43,852
Commercial paper	2,000	—	—	2,000
Total cash equivalents	45,852	—	—	45,852
Short-term marketable securities:
Commercial paper	5,496	3	—	5,499
Corporate debt securities	4,390	2	—	4,392
U.S. government treasuries	3,006	—	—	3,006
Total short-term marketable securities	12,892	5	—	12,897
Total	$58,744	$5	$—	$58,749

	December 31, 2019
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$42,133	$—	$—	$42,133
Commercial paper	1,749	—	—	1,749
Corporate debt securities	2,500	—	—	2,500
Total cash equivalents	46,382	—	—	46,382
Short-term marketable securities:
Certificates of deposit	631	—	—	631
Commercial paper	31,476	15	—	31,491
Corporate debt securities	38,237	15	(6)	38,246
Total short-term marketable securities	70,344	30	(6)	70,368
Total	$116,726	$30	$(6)	$116,750

All marketable securities held as of September 30, 2020, had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of September 30, 2020, the Company did not hold any individual securities in an unrealized loss position for 12 months or less. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Thus no credit loss existed at September 30, 2020. The Company will continue to assess the current and expected future economic and market conditions surrounding the COVID-19 pandemic, as further development arises.

As of September 30, 2020, the Company does not have any marketable securities in an unrealized loss position and thus has not recorded an allowance for credit losses.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.
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

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2020
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$43,852	$43,852	$—	$—
Commercial paper	2,000	—	2,000	—
Total cash equivalents	45,852	43,852	2,000	—
Short-term marketable securities:
Commercial paper	5,499	—	5,499	—
Corporate debt securities	4,392	—	4,392	—
U.S. government securities	3,006	3,006	—	—
Total short-term marketable securities	12,897	3,006	9,891	—
Total	$58,749	$46,858	$11,891	$—

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,133	$42,133	$—	$—
Commercial paper	1,749	—	1,749	—
Corporate debt securities	2,500	—	2,500	—
Total cash equivalents	46,382	42,133	4,249	—
Short-term marketable securities:
Certificates of deposit	631	—	631	—
Commercial paper	31,491	—	31,491	—
Corporate debt securities	38,246	—	38,246	—
Total short-term marketable securities	70,368	—	70,368	—
Total	$116,750	$42,133	$74,617	$—

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
5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	September 30,	December 31,
	2020	2019
Computer equipment and software	$971	$863
Furniture and fixtures	2,054	2,007
Laboratory equipment	21,873	21,025
Leasehold improvements	13,640	11,102
Construction-in-progress	28	2,224
	38,566	37,221
Less accumulated depreciation and amortization	(15,260)	(10,310)
Total property and equipment, net	$23,306	$26,911

Depreciation and amortization expense was $1.7 million and $5.0 million for the three and nine months ended September 30, 2020, respectively, and $1.2 million and $3.3 million for the three and nine months ended September 30, 2019, respectively.
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

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of September 30, 2020 and December 31, 2019. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent commenced on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $9.5 million ROU asset and a $14.4 million lease liability on the condensed consolidated balance sheet as of September 30, 2020.

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

In February 2016, the Company entered into a 67-month non-cancelable operating lease effective October 2016 for a facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of September 30, 2020. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation.

In March 2017, the Company entered into a noncancelable operating lease (the “Pleasanton Lease”) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the “Pleasanton Facility”). Subsequently, in April 2017, the Company took possession of the space. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced in December 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of September 30, 2020, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility. The unamortized tenant improvement balance as of January 1, 2019 has been recognized as a component of operating lease ROU assets on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million, of which the remaining amount of $0.9 million as of January 1, 2019 was reclassified to operating lease right-of-use assets on the condensed consolidated balance sheet upon adoption of Topic 842. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease ROU assets on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of September 30, 2020.

In July 2019, the Company amended its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the original 24-month lease term ending in August 2020 by another 12 months through August 2021 and added additional leased laboratory and office space. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019. In conjunction with signing the lease amendment, the Company prepaid an additional twelve months base rent for both the original leased space and the additional leased space in the amount of $3.2 million, which was reclassified to operating lease right-of-use assets on the condensed consolidated balance sheet. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease right-of-use assets on the condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019.

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

In May 2019, the Company entered into a 64-month non-cancellable operating lease for additional office space in Pleasanton, California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent commenced on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.3 million ROU asset and a $0.4 million lease liability on the condensed consolidated balance sheet as of September 30, 2020.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Lease cost
Operating lease cost	$1,906	$1,653	$5,621	$4,491
Short-term lease cost	—	76	8	198
Total lease cost	$1,906	$1,729	$5,629	$4,689

Supplemental information related to leases was as follows (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$3,446	$1,939
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$3,174	$1,447
Weighted average remaining lease term (years):
Operating leases	6.1	7.9
Weighted average discount rate:
Operating leases	9.0%	9.0%

As of September 30, 2020, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2020 (remaining three months)	$1,951
2021	7,905
2022	5,836
2023	3,459
2024	3,459
Thereafter	12,531
Total minimum payments	35,141
Less: Amounts representing interest expense	(8,629)
Less: Amounts representing tenant improvement allowance	(652)
Present value of future minimum lease payments	25,860
Less: Current portion of lease liability	(5,069)
Noncurrent portion of lease liability	$20,791

The amounts representing the tenant improvement allowance are expected to be received by the Company in 2020.

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of September 30, 2020. During the three and nine months ended September 30, 2020, the Company had no research and development expense under the agreement. The Company recognized an insignificant amount of research and development expense under the agreement during the three and nine months ended September 30, 2019.

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of September 30, 2020. No research and development expense was recorded under the agreement during the three months ended September 30, 2020. During the nine months ended September 30, 2020, the Company recognized an insignificant amount of research and development expense under the agreement. During the three and nine months ended September 30, 2019, the Company recognized a total of $0.6 million and $0.8 million, respectively, of research and development expense under the agreement.

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
7.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Prepaid insurance	$24	$1,252
Interest and other receivables	61	482
Prepaid research and development-related expenses	2,139	1,473
Restricted cash	575	—
Other	403	290
Total prepaid expenses and other current assets	$3,202	$3,497

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2020	2019
Lease security deposit	$1,218	$1,201
Prepaid research and development-related expenses	539	585
Restricted cash	992	992
Total deposits and other long-term assets	$2,749	$2,778

8.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (“Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the Collaboration Agreement. None of these events had occurred as of September 30, 2020 and no royalties were due from the sale of licensed products.

In August 2019, the Company entered into a First Amendment to the Research Collaboration and License Agreement which extended the timeline for the Company and bluebird to execute a Patient Selection Services Agreement to within two years after the Effective Date of the Research Collaboration and License Agreement. In August 2020, the Company entered into a Second Amendment which extended the timeline of the Patient Selection Services Agreement to within three years and also extended the Tissue Analysis Period from February 28, 2021 to June 30, 2021. Both amendments were entered into for administrative purposes and the Company determined the amendments were not a modification of contract under ASC 606.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of September 30, 2020. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and nine months ended September 30, 2020, the Company has recognized $0.8 million and $1.9 million, respectively, as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $12.6 million is recorded on the condensed consolidated balance sheets in both current and long-term liabilities as of September 30, 2020, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Changes in the deferred revenue balance during the nine months ended September 30, 2020 are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2019	$14,516
Additions	—
Deductions	(1,902)
Balance at September 30, 2020	$12,614

There were no receivables or net contract assets recorded as of September 30, 2020 or December 31, 2019 associated with the Collaboration Agreement.

The Company expensed all incremental costs of obtaining the Collaboration Agreement in 2018 as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement by and between Arbutus Biopharma Corporation (“Arbutus”) and Protiva Biotherapeutics Inc. a wholly owned subsidiary of Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property including patents and know-how relating to immunotherapy. During the three and nine months ended September 30, 2020, the Company had no research and development expense under the agreement. During the three and nine months ended September 30, 2019, the Company reimbursed Arbutus for $0.2 million and $0.3 million, respectively, for materials and personnel costs under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties of not more than 3.5% on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of September 30, 2020 and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of September 30, 2020 and no royalties were due from the sales of licensed products.
9.	Stockholders’ Equity

In connection with the completion of its IPO, in October 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

The Company has 10,000,000 shares of preferred stock authorized for issuance, par value of $0.0001 per share. As of September 30, 2020, and December 31, 2019, no shares were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of September 30, 2020, and December 31, 2019, there were 37,763,266 and 36,332,956 shares of common stock issued and outstanding.

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

In October 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an at the market offering under which Cowen will act as its sales agent Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $50,000. During the year ended December 31, 2019, the Company issued and sold 490,880 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $3.8 million, after deducting commissions of $0.1 million and other offering expenses of $0.3 million. During the nine months ended September 30, 2020, the Company issued and sold 1,160,963 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $9.8 million, after deducting commissions of $0.3 million and $0.1 million of other offering expenses.
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

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	2,851,883	3,165,961	$7.83	8.45	$8,875
Authorized	1,454,553
Granted	(1,800,700)	1,800,700	$8.48
Exercised	—	(142,239)	$1.31
Cancelled	332,955	(332,955)	$10.74
Balance at September 30, 2020	2,838,691	4,491,467	$8.08	8.37	$1,188
Vested and exercisable – September 30, 2020		1,767,271	$6.63	7.63	$1,051
Vested and expected to vest – September 30, 2020		4,136,041	$7.99	8.32	$1,184

For the nine months ended September 30, 2020 and 2019, the total intrinsic value of stock option awards exercised was $0.8 million and $2.8 million, respectively, determined at the date of option exercise. The total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At September 30, 2020, $13.9 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.62 years. The total fair value of shares vested during the period ended September 30, 2020 was $5.1 million.

Stock-based compensation expense and awards granted to non-employees were immaterial for the nine months ended September 30, 2020 and 2019.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Research and development expenses	$1,133	$965	$3,387	$2,522
General and administrative expenses	704	567	2,028	1,334
Total	$1,837	$1,532	$5,415	$3,856

11.	Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Net loss	$(26,073)	$(27,548)	$(78,147)	$(66,729)
Denominator:
Weighted-average common shares outstanding, basic and diluted	37,750,145	35,690,600	37,268,318	32,762,176
Net loss per share, basic and diluted	$(0.69)	$(0.77)	$(2.10)	$(2.04)

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,	December 31,
	2020	2019
Options issued and outstanding and ESPP shares issuable and outstanding	4,624,285	3,179,041
Early exercised common stock subject to future vesting	—	30,874
Total	4,624,285	3,209,915
12.	Subsequent Events

On October 20, 2020, the Company entered into an Option and License and Development Agreement with a biopharma company. Under the agreement, the Company agreed to pay the biopharma company an upfront payment of $2.0 million, up to an aggregate of $21.0 million in specified development and regulatory milestones and up to an aggregate of $50.0 million in specified commercial milestones, as well as a low to mid-single digit royalties on net sales of licensed products for a royalty term lasting until the later of expiration of the last covered patent under the license.

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

Overview

We are an immuno-oncology company developing tumor-specific cancer immunotherapies to fight multiple cancer types. Our approach harnesses the natural power of a patient’s own immune system to recognize short tumor-specific peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens, or TSNA, in order to destroy tumor cells. Our tumor-specific immunotherapy treatment is built on two key pillars—first, our proprietary Gritstone EDGETM platform technology, which gives us a superior ability to predict, from a routine tumor biopsy, the TSNA that are presented on a patient’s tumor cells; and second, our ability to develop and manufacture potent immunotherapies utilizing patients’ TSNA to drive the patient’s immune system to attack and destroy tumors.

We initiated a first-in-human Phase 1/2 clinical trial of GRANITE, our first personalized immunotherapy product candidate, in the fourth quarter of 2018, evaluating it in the treatment of common solid tumors, including metastatic non-small cell lung cancer and gastroesophageal, bladder and colorectal cancers, in each case in combination with checkpoint inhibitors provided by our collaborator, Bristol-Myers Squibb Company, or BMS. We dosed our first patient in this trial, GO-004, in the first quarter of 2019. The Phase 1 portion of the GO-004 Phase 1/2 trial has established a dose for further investigation in Phase 2 and has confirmed the safety, tolerability and, importantly, immunogenicity of our product candidate. The Phase 2 portion of the GO-004 trial has started enrolling patients in the third quarter of 2020 with an objective to identify interpretable signals of efficacy when combining our vaccine with immune checkpoint inhibitors with a focus on tumor types that do not respond to immune checkpoint inhibitors (MSS colorectal cancers), respond poorly (gastroesophageal cancers) or have progressed after first line therapy with immune checkpoint inhibitors (NSCLC). We will seek to further evaluate efficacy and safety in the Phase 2 cohort expansion portion in several common solid tumor types.

Our second tumor-specific product candidate series, SLATE, utilizes the same antigen delivery system as GRANITE but contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, providing us with an off-the-shelf alternative to our personalized manufactured product candidate, GRANITE. The U.S. Food and Drug Administration, or FDA, allowed the Investigational New Drug application, or IND, for SLATE to proceed in June 2019 and we have initiated a Phase 1/2 clinical trial of SLATE, GO-005, in combination with immune checkpoint inhibitors for the treatment of patients with advanced solid tumors, including metastatic non-small cell lung cancer, pancreatic cancer and colorectal cancer. We dosed our first patient in this trial, GO-005, in the third quarter of 2019. The first patient of the Phase 2 cohort expansion was dosed early in the third quarter of 2020. Based on preliminary results from the Phase 1 portion of the GO-005 study, the Phase 2 portion now enrolls patients with metastatic non-small cell lung cancer and those with tumors expressing certain variants of TP53. We are preparing a second version of the fixed cassette with repeated epitopes of KRAS which will be available in the first half of 2021 to patients with pancreatic and colorectal cancers in the GO-005 Phase 2 portion.

We are developing a second immunotherapy platform targeting shared tumor antigens, including shared TSNA, which relies upon bispecific antibodies, or BiSAb, targeting solid tumors. BiSAb have been shown by others to exhibit early evidence of efficacy in B cell malignancies, using B cell-specific targets such as CD19, CD20 and BCMA, and our goal is to extend this concept into the treatment of solid tumors using our novel approach to identify tumor-specific antigens and antibody fragments against such targets. Our BiSAb approach uses an antibody fragment to recognize a tumor antigen and, in the same molecule, a different antibody fragment to recognize immune effector cells such as CD3+ T cells. These therapeutics aim to refocus immune effector cells specifically upon the tumor through antibody-driven recognition of tumor-specific antigens. We use our EDGE platform to identify novel solid tumor-specific antigens and develop antibody fragments that bind tightly and with high specificity to these targets. These antibody fragments are deployed within a bispecific antibody framework to form novel “drug-in-a-bottle” therapeutic candidates. We expect this program to generate a development candidate by the end of fiscal year 2020.

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

We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. There is substantial doubt about our ability to continue as a going concern. See “—Liquidity and Capital Resources” below and Note 2 to the unaudited interim condensed consolidated financial statements and related notes included elsewhere for additional information describing the circumstances that led to this determination.

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

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $26.1 million and $78.1 million for the three and nine months ended September 30, 2020, respectively, and $27.5 million and $66.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $299.1 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our personalized cancer immunotherapy through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

In April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to a Sales Agreement, or the Sales Agreement, that we have entered into with Cowen and Company, LLC, or Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through September 30, 2020, we have received aggregate proceeds from our ATM Offering Program of $13.4 million, net of commissions and offering costs. During the three months ended September 30, 2020, we did not make any sales under the ATM Offering Program. We have $60.7 million available under the Shelf Registration Statement for the ATM Offering Program as of September 30, 2020.

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, slowing or halting enrollment in existing trials and restricting the on-site monitoring of clinical trials. The Company’s operations have not been materially impacted by the COVID-19 pandemic. As a result of the COVID-19 pandemic, while our business operations have not been materially impacted, we have experienced slowing of patient recruitment and sample collection in our ongoing clinical trials. Additionally, as a result of the COVID-19 pandemic, competition for potential patients in our trials may be further exaggerated as a result of multiple clinical site closures.

We have not experienced any disruptions in our supply chain necessary to conduct our ongoing clinical trials.

In response to the pandemic and in alignment with public health guidance designed to slow the spread of COVID-19, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services, such as our manufacturing and laboratory staff. For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. While reopening plans have progressed in California and Massachusetts, we have continued to restrict our personnel as outlined above. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine to be in the best interests of our employees.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three and nine months ended September 30, 2020, we recognized $0.8 million and $2.5 million, respectively, of revenue from the bluebird Collaboration Agreement and another small collaboration agreement. For the three and nine months ended September 30, 2019, we recognized $1.0 million and $3.5 million, respectively, of revenue from the bluebird Collaboration Agreement.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three and nine months ended September 30, 2020, the Company had no research and development expense under the agreement. During the three and nine months ended September 30, 2019, the Company reimbursed Arbutus for $0.2 million and $0.3 million, respectively, for materials and personnel costs. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30, 2020	Nine Months Ended September 30, 2020
GRANITE program external expenses	$3,322	$8,351
SLATE program external expenses	1,949	5,828
BiSAb program external expenses	637	1,534
Other program external research and development expenses	4,981	15,260
Personnel-related expenses (1)	7,048	22,496
Other unallocated research and development expenses	4,113	12,338
Total research and development expenses	$22,050	$65,807
(1)	Personnel-related expenses include stock-based compensation expense of $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2020.

Due to the early-stage nature of our cancer immunotherapy programs, for the three and nine months ended September 30, 2019, we did not track costs on program-by-program basis.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,
	2020	2019	Change
Revenue:
Collaboration	$795	$984	$(189)
Contribution	144	—	144
Total revenue	939	984	(45)
Operating expenses:
Research and development	22,050	24,886	(2,836)
General and administrative	5,031	4,582	449
Total operating expenses	27,081	29,468	(2,387)
Loss from operations	(26,142)	(28,484)	2,342
Interest income, net	69	936	(867)
Net loss	$(26,073)	$(27,548)	$1,475

	Nine Months Ended September 30,
	2020	2019	Change
Revenue:
Collaboration	$2,544	$3,481	$(937)
Contribution	144	—	144
Total revenue	2,688	3,481	(793)
Operating expenses:
Research and development	65,807	59,314	6,493
General and administrative	15,751	13,794	1,957
Total operating expenses	81,558	73,108	8,450
Loss from operations	(78,870)	(69,627)	(9,243)
Interest income, net	723	2,898	(2,175)
Net loss	$(78,147)	$(66,729)	$(11,418)

Collaboration Revenue

Collaboration revenue, primarily from the bluebird Collaboration Agreement, was $0.8 million and $2.5 million for the three and nine months ended September 30, 2020, respectively, and $1.0 million and $3.5 million for the three and nine months ended September 30, 2019, respectively.

Contribution Revenue

Contribution revenue from funds received from a philanthropic institution was $0.1 million for the three and nine months ended September 30, 2020. We received these funds in September 2020.

Research and Development Expenses

Research and development expenses were $22.1 million and $65.8 million for the three and nine months ended September 30, 2020, respectively, compared to $24.9 million and $59.3 million for the three and nine months ended September 30, 2019, respectively.

The decrease of $2.8 million for the three months ended September 30, 2020 compared to the three months ended September 30, 2019 was primarily due to decreases of $3.0 million in milestone and license payments and $2.0 million in outside services and consultants, offset by increases of $1.1 million in facility-related expenses due to our manufacturing expansion, $0.7 million in laboratory supplies and consumables and $0.4 million in personnel-related expenses.

The increase of $6.5 million for the nine months ended September 30, 2020 compared to the nine months ended September 30, 2019 was primarily due to $5.1 million in personnel-related expenses, $4.3 million in facility-related expenses due to our manufacturing expansion and $1.2 million in laboratory supplies and consumables, offset by decreases of $3.0 million in milestone/license payments and $1.1 million in outside services and consultants.

General and Administrative Expenses

General and administrative expenses were $5.0 million for the three months ended September 30, 2020 compared to $4.6 million for the three months ended September 30, 2019. The increase of $0.4 million was primarily attributable to increases of $0.4 million in personnel-related costs and $0.1 million in facility-related expenses, offset by a $0.1 million decrease in outside and professional services.

General and administrative expenses were $15.8 million for the nine months ended September 30, 2020 compared to $13.8 million for the nine months ended September 30, 2019. The increase of $2.0 million was primarily attributable to increases of $1.5 million in personnel-related costs, $0.4 million in facility-related expenses and $0.1 million in outside professional services.

Interest Income, Net

Interest income, net was $0.1 million for the three months ended September 30, 2020 compared to $0.9 million for the three months ended September 30, 2019. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $0.8 million was due to a lower average cash, cash equivalents and marketable securities balance in 2020 than in 2019.

Interest income, net was $0.7 million for the nine months ended September 30, 2020 compared to $2.9 million for the nine months ended September 30, 2019. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $2.2 million was due to a lower average cash, cash equivalents and marketable securities balance in 2020 than in 2019.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2020, we have funded our operations primarily through private placements of our convertible preferred stock, our Collaboration Agreement with bluebird, and the proceeds from the sale of our common stock in our IPO, follow on public offering, and ATM Offering Program. We raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird.

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

In October 2019, we filed the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to the Sales Agreement with Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through September 30, 2020, we have received aggregate proceeds from our ATM Offering Program of $13.4 million, net of commissions and offering costs. During the three months ended September 30, 2020, we did not make any sales under the ATM Offering Program. We have $60.7 million available under the Shelf Registration Statement for our ATM Offering Program as of September 30, 2020.

As of September 30, 2020, we had cash, cash equivalents, and marketable securities of $70.5 million and an accumulated deficit of $299.1 million, compared to cash, cash equivalents, and marketable securities of $127.8 million and an accumulated deficit of $221.0 million as of December 31, 2019.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $299.1 million through September 30, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable to us fund our projected operations into the third quarter of 2021. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of our unaudited interim condensed consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited interim condensed consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

•

the scope, progress, results, and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program, for which we expect to select a product candidate by the end of the fiscal year 2020;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2020	2019
Cash used in operating activities	$(63,885)	$(62,559)
Cash provided by investing activities	54,331	57,190
Cash provided by financing activities	10,369	70,128
Net increase in cash and cash equivalents	$815	$64,759

Cash Used in Operating Activities

During the nine months ended September 30, 2020, cash used in operating activities was $63.9 million, which consisted of a net loss of $78.1 million, adjusted by non-cash charges of $15.8 million and changes in our operating assets and liabilities of $1.6 million. The non-cash charges consisted primarily of depreciation and amortization expense of $4.9 million, stock-based compensation of $5.4 million, and non-cash operating lease expense of $5.6 million, offset by $0.1 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to decreases of $1.9 million in deferred revenue as a result of revenue recognized during the nine months ended September 30, 2020, $2.5 million in lease liability as a result of $3.4 million in lease payments made offset by $0.9 million received in tenant improvement allowance, and $0.2 million in accounts payable. This is offset by a decrease of $0.9 million in prepaid expenses and other current assets as well as increases of $0.8 million in accrued research and development, $1.0 million in accrued and other non-current liabilities and $0.3 million in accrued compensation.

During the nine months ended September 30, 2019, cash used in operating activities was $62.6 million, which consisted of a net loss of $66.7 million, adjusted by non-cash charges of $10.5 million and cash used due to changes in our operating assets and liabilities of $6.3 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.3 million, stock-based compensation of $3.9 million, and non-cash operating lease expense of $4.6 million, offset by $1.2 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to a decrease of $0.2 million in accrued compensation, a decrease of $3.5 million in deferred revenue as a result of revenue recognized during the nine months ended September 30, 2019, a decrease of $1.9 million in the lease liability as a result of lease payments made, a decrease of $5.0 million in prepaid expenses and other current assets, and a decrease in deposits and other long-term assets of $0.4 million, offset by an increase of $3.1 million in accrued and other non-current liabilities and an increase of $1.6 in accounts payable.

Cash Provided by Investing Activities

During the nine months ended September 30, 2020, cash provided by investing activities was $54.3 million, which consisted of $61.0 million in proceeds from the maturity of marketable securities and $5.4 million in proceeds from sales of marketable securities, offset by $8.8 million in purchases of marketable securities and $3.3 million of capital expenditures to purchase property and equipment.

During the nine months ended September 30, 2019, cash provided by investing activities was $57.2 million, which consisted of $96.1 million in proceeds from the maturity of marketable securities offset by $28.3 million in purchases of marketable securities and $10.6 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2020, cash provided by financing activities was $10.4 million, which primarily consisted of $9.8 million in proceeds from the issuance of common stock through the ATM Offering Program, $0.5 million in proceeds from the issuance of common stock under the employee stock purchase plan and $0.2 million in proceeds from the exercise of stock options, offset by $0.1 million in offering cost payments.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$35,141	$1,951	$13,741	$6,918	$12,531
Total obligations	$35,141	$1,951	$13,741	$6,918	$12,531

(1) See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million in relation to a license agreement. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. During the nine months ended September 30, 2020 and 2019 no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. During the three and nine months ended September 30, 2020, we had no research and development expense under the agreement, while during the three and nine months ended September 30, 2019, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of September 30, 2020 or 2019. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. During the three and nine months ended September 30, 2020, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of September 30, 2020. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

Evaluation of Disclosure Controls and Procedures

As of September 30, 2020, management, with the participation of our Chief Executive Officer and Chief Financial Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer and the Chief Financial Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the nine months ended September 30, 2020 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Summary of Principal Risks Associated with Our Business

•

We are an early-stage biopharmaceutical company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability;

•

Our tumor-specific cancer immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval;

•

Our business is dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, both of which are in early stage clinical trials;

•

We may be unable to obtain regulatory approval for our tumor-specific immunotherapy product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations;

•	The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease may materially and adversely affect our business and operations;

•

We rely on third parties in the conduct of all of our preclinical studies and intend to rely on third parties in the conduct of all of our future clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our tumor-specific immunotherapy product candidates;

•

Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control, including the ongoing COVID-19 pandemic and related clinical trial enrollment challenges;

•	Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.
•

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, contract manufacturers and employees;

•

We currently perform the majority of the manufacturing of our initial product candidates internally and rely on qualified third parties to supply some components of our initial product candidates. Our inability to manufacture sufficient quantities of GRANITE, SLATE or any future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business;

•

We face significant competition in an environment of rapid technological and scientific change, and we will face significant competition and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete;

•	If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected;
•	Our success depends on our ability to protect our intellectual property and our proprietary technologies and to avoid infringing the rights of others; and
•	Our stock price is volatile and you may not be able to resell shares of our common stock at or above the price you paid.

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

We have had significant operating losses since our inception. Our net losses were $26.1 million and $78.1 million for the three and nine months ended September 30, 2020, respectively, and $27.5 million and $66.7 million for the three and nine months ended September 30, 2019, respectively. As of September 30, 2020, we had an accumulated deficit of $299.1 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our GRANITE, SLATE, and BiSAb programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop GRANITE, SLATE, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional capital to fund our operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by investors, contract manufacturers and employees.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of September 30, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $70.5 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of GRANITE, SLATE, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE and SLATE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE or any future immunotherapy product candidates.

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

•

the scope, progress, results and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program, for which we expect to select a product candidate by the end of the fiscal year 2020;

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

Risks Related to Our Business

Our business is dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, both of which are in early stage clinical trials.

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

We have initially developed our GRANITE personalized cancer immunotherapy candidates based on the prediction of a patient’s TSNA, in order to address a variety of cancers, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and colorectal cancers. GRANITE is now being evaluated in the Phase 2 portion of the GO-004 trial, which has started enrolling patient in Q3 2020 with an objective to identify interpretable signals of efficacy when combining our vaccine with immune checkpoint inhibitors with a focus on tumor types that do not respond to immune checkpoint inhibitors (MSS colorectal cancers), respond poorly (gastroesophageal cancers) or have progressed after first line therapy with immune checkpoint inhibitors (NSCLC). SLATE, our off-the-shelf product candidate clinical trial currently addresses mutation positive and metastatic and advanced solid tumors, including NSCLC, colorectal and pancreatic cancers. SLATE is now being evaluated in the Phase 2 portion of the GO-005 trial, which is now focusing on patients with NSCLC while we are preparing an improved KRAS-focused cassette to treat patients with KRAS-positive tumors, and will resume accrual of patients with pancreatic and colorectal cancer once this new product is available in the first half of 2021. We have strategically determined to initially focus solely on the development of personalized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapy indications or those with a greater likelihood of success.

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

Traditionally, novel therapeutics are developed and approved in late (third) line therapy of cancer patients. Such clinical programs carry risk of failure because patients are often quite frail, with effects of multiple rounds of prior therapy weakening bone marrow, immune systems and general fitness. Immunotherapy, such as checkpoint inhibitors, has generally been shown to be more effective when used in earlier lines of therapy, with prospect of very durable responses in some patients and there is a trend towards earlier use of these agents, avoiding in particular cytotoxic chemotherapy agents which carry substantial toxicity and very little prospect of long-term responses. Tumor-specific immunotherapy product candidates such as GRANITE and “Off-the-shelf” product candidates such as SLATE are expected to be administered in combination with checkpoint inhibitors and can, in principle, be safely used in early lines of therapy. Our clinical development program also aims to study our products in early stages of cancer treatment (referred to as, adjuvant therapy), which carry a higher safety bar, and often a greater expectation of efficacy over control arms. Such studies may thus be relatively large and slow to achieve maturity. There are new tools available to stratify cancer patients for risk of recurrence or progression, such as liquid biopsies that measure the amount of circulating tumor-derived DNA. We will utilize these tools to attempt to expedite clinical trials in early-stage cancer patients by focusing upon patients at above-average risk of disease recurrence or progression, which events are typical endpoints in clinical trials. The development of liquid biopsies is at an early stage, however, and these tools may prove to carry low utility and thus render early-stage cancer trials slow, necessarily large and expensive. The safety of our product candidates in combination with checkpoint inhibitors in early lines of therapy may also prove to be unacceptable.

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

While our SLATE product is designed to be readily available (off-the-shelf), GRANITE will initially take approximately 14-18 weeks to be manufactured and released for human use, and this long timeline demands that either patients are consented and entered into our trials when they start a prior line of therapy, and start our therapy upon disease progression, or we initiate treatment in patients who have entered the maintenance phase of their original line of treatment. For example, we might enroll newly diagnosed patients who are due to receive front-line chemotherapy and then start their therapy with our immunotherapy product candidate as second-line treatment when they progress upon front-line chemotherapy or fail to tolerate it. This carries the risk of time delays or drop-out, i.e. patients may not progress after first-line chemotherapy for a long time, or they may decide not to receive an immunotherapy product candidate we have manufactured for them, at our expense. Alternatively we may treat first-line patients once they have completed their initial treatment and have not progressed (called maintenance therapy)—this renders efficacy harder to interpret versus simple treatment studies (any objective response cannot clearly be attributed to our products) and may be complicated by standard of care treatments which may necessarily be continued alongside our immunotherapy candidates, further confounding interpretation of efficacy.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. As a result of the COVID-19 pandemic, we have continued to experience delays in patient enrollment and challenges in monitoring patients once on study; We anticipate facing additional challenges if the COVID-19 pandemic continues or worsens.

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

As with most biological products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While we have now completed the phase 1 portions of our clinical trials of GRANITE and SLATE, we do not yet have a comprehensive understanding of their risks, and it is likely that there will be side effects associated with their use in increasing numbers of patients in phase 2 and beyond. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects.

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

Our tumor-specific immunotherapy product candidates, GRANITE and SLATE, are considered to be biologics and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. SLATE is designed using known genetic sequences available from public databases, while the manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples. Both GRANITE and SLATE require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our personalized immunotherapy GRANITE, in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process from biopsy receipt to the release and shipment of GRANITE to the clinical site for patient administration will initially take approximately 14-18 weeks. In addition, our manufacturing process for both GRANITE and SLATE are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action including withdrawal of our products from the market, if licensed.

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

If either of GRANITE and SLATE is approved, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from immune checkpoint inhibitors such as Bristol-Myers Squibb Company’s OPDIVO and YERVOY, Merck & Co., Inc.’s KEYTRUDA and Genentech, Inc.’s TECENTRIQ, and T cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. The most common therapeutic treatments for common solid tumors are chemotherapeutic compounds, radiation therapy, targeted therapies and now immunotherapies.

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

As of September 30, 2020, we had 177 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

California has also passed the California Consumer Privacy Act (the “CCPA”), which introduces new compliance burdens on organizations doing business in California who collect Personal Information about California residents.  The CCPA’s definition of Personal Information is very broad and specifically includes biometric information.  It went into effect in July 2020 and allows for fines on a dramatic scale, as well as a private right of action from individuals in relation to certain security breaches.  The CCPA is also prompting a wave of similar legislative developments in other U.S. states and creating the potential for a patchwork of overlapping but different laws.  These developments are increasing our compliance burden and our risk, including risks of regulatory fines, litigation and associated reputational harm.

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

While the COVID-19 pandemic did not materially adversely affect our business operations in the quarter ended September 30, 2020, economic and health conditions in the United States and across most of the globe have changed rapidly since the end of the quarter. In particular, any disruption of our suppliers could impact our operating results. While at this point, the extent to which the COVID-19 pandemic may impact our results is uncertain, it could result in delays in delivery of our various products related to our manufacturing processes, which could delay our product development activities.

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

The COVID-19 outbreak continues to evolve. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of September 30, 2020, our solely owned patent portfolio includes 30 pending U.S. patent applications and 140 pending foreign patent applications and one issued U.S. patent relating to the use of a predictive model to identify neoantigens, particularly where the predictive model was trained using mass spectrometry data. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged.

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

Prior to our initial public offering in September 2018, there was no public market for shares of our common stock. Our stock began trading on the Nasdaq Global Select Market in 2018, but we can provide no assurance that we will be able to maintain an active trading market on the Nasdaq Global Select Market or any other exchange in the future. The lack of an active market may impair your ability to sell your shares at the time you wish to sell them or at a price that you consider reasonable. An inactive market may also impair our ability to raise capital by selling shares and may impair our ability to acquire other businesses, applications, or technologies using our shares as consideration.

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

As of September 30, 2020, our executive officers, directors and their respective affiliates held over a majority of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interest as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2020, we have outstanding a total of 37,763,266 shares of common stock, of which the holders of approximately 5.7 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act. Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of September 30, 2020, approximately 7.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

Unregistered Sales of Equity Securities

There were no unregistered sales of equity securities by us during the quarter ended September 30, 2020.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/2018	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/2018	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/11/2020	4.3

10.1	Second Amendment to Research Collaboration and License Agreement, by and between Gritstone Oncology, Inc. and bluebird bio, Inc., effective August 19, 2020.				X

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, has been formatted in Inline XBRL.				X

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

Gritstone Oncology, Inc.

Date:	November 5, 2020	By:	/s/ Andrew Allen
Andrew Allen
President and Chief Executive Officer (Principal Executive Officer)

Date:	November 5, 2020	By:	/s/ Jean-Marc Bellemin
Jean-Marc Bellemin
Chief Financial Officer (Principal Financial Officer)