Form 10-K
period 2020-12-31
Gritstone Oncology, Inc.
filed 2021-03-11
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2020

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

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act.  ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2020 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $198.7 million, based on the closing price of the registrant’s common stock, as reported by the NASDAQ Global Select Market on June 30, 2020 of $6.64 per share. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 5, 2021 was 48,951,561.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 18, 2021, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this report relates.

i

PART I

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including "Business" in Part I Item I and "Management's Discussion and Analysis of Financial Condition and Results of Operations" in Part II Item 7, contains "forward-looking statements" within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would,” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•	our expectations regarding the potential market size and size of the potential patient populations for SLATE, GRANITE and any future product candidates, if approved for commercial use;
•	our clinical and regulatory development plans for our product candidates;
•

our expectations with regard to our Gritstone EDGETM platform, including our ability to utilize the platform to predict the tumor-specific neoantigens (“TSNA”) that will be presented on a patient’s tumor cells and identify shared antigens for other therapeutic classes;

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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business, and the markets for our product candidates, including data regarding the estimated patient population and market size for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data is derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph is derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

Item 1. Business.

Overview and Strategy

We are a biotechnology company developing targeted immunotherapies for cancer and infectious disease. Our approach seeks to generate a prophylactic or therapeutic immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells by targeting select antigens. We initially focused on harnessing the natural power of a patient’s own immune system to recognize short tumor-specific peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens, or TSNA, in order to destroy tumor cells. More recently, we extended our programs to include viral antigens displayed on the surface of virus-infected cells. Our programs are built on two key pillars – first, our proprietary Gritstone EDGE artificial intelligence platform, which enables us to identify antigens that can be recognized by the immune system with high accuracy; and second, a potent immunotherapy platform which we have engineered to deliver the selected antigens and drive the patient’s immune system to attack and destroy tumors or virally-infected cells.

We initiated the Phase 2 portion of our Phase 1/2 first-in-human clinical trial of our personalized immunotherapy product candidate, GRANITE, and the Phase 2 portion of our Phase 1/2 clinical trial of our “off-the-shelf” immunotherapy product candidate, SLATE (also targeting TSNA), in the fourth quarter of 2020, both for the treatment of several common solid tumors and being evaluated in combination with immune checkpoint blockade. In these studies, patients have received our immunotherapy product candidates, which have shown acceptable tolerability at doses tested as of December 31, 2020, and, importantly, we have observed substantial cytotoxic T cell responses to multiple administered TSNA and early evidence of clinical benefit. We expect to present preliminary clinical data from select cohorts in the first half of 2021. Patient selection for the two programs is distinct. SLATE patients must carry both a particular tissue type human leukocyte antigen (“HLA”), which is similar to the ABO blood type, but with more variants, and at least one of twenty specific gene mutations, with a particular focus upon common KRAS gene mutations, to be eligible for this “off-the-shelf” product candidate. In contrast, GRANITE patients receive an immunotherapy product candidate made specifically for them, based upon their tumor DNA/RNA sequence. Separately, we have also identified a lead product candidate against CT83, a cancer testis antigen target in a separate product class of bispecific antibodies (“BiSAb”), which are designed to offer an alternative form of off-the-shelf therapy against our EDGE-identified novel tumor-specific antigens. We expect to file an IND for this program in 2022.

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

The first pillar of our tumor-specific cancer immunotherapy approach is our understanding of tumor antigens and the application of our artificial intelligence-based, proprietary Gritstone EDGE platform to predict (and for SLATE and the bispecific program, to help validate) often novel or unique tumor antigens on tumor cells. EDGE is a proprietary machine learning model that uses DNA/RNA sequence data derived from a patient’s tumor biopsy to predict which mutations will generate TSNA most likely to be presented on the tumor cell surface. While there are frequently hundreds of mutations in the DNA of a tumor cell, only approximately 1-2% of these mutations are actually transcribed, translated and processed into a unique “non-self” peptide sequence that is presented on the surface of tumor cells and can therefore be recognized by the patient’s own T cells. Some TSNA arise in classical oncogenes, the growth-related genes which are recurrently mutated across cancer patients because the mutations promote the formation and progression of cancer-like behavior. These are referred to as driver gene mutations, and such mutations that form TSNA are the basis of the SLATE product concept. Few driver gene (or “shared”) TSNA are described in the scientific literature, and Gritstone uses

EDGE to predict new shared TSNA, and then validate them by directly observing them on the surface of human tumor cells from cancer patients. However, shared TSNA are relatively rare (found in approximately 10-15% of patients with lung or colorectal cancer), and most TSNA are unique to each individual patient’s tumor (termed “private”), arising as mutations in random genes, that are thought to be neutral for the cell’s growth. Previously available technologies cannot predict the presence of TSNA with sufficient accuracy to design a therapy that is likely to be effective, and so Gritstone built the EDGE platform. Applying this platform to sequence data from human tumors, we have shown a 9-10-fold improvement in prediction performance with our platform compared to traditional approaches. These data were published in Nature Biotechnology in December 2018 (Bulik-Sullivan, et al, Nature (2018)), and a US patent covering the concept issued to Gritstone in 2018. Of note, a large academic study published in Nature Biotechnology confirmed the utility of this class of machine learning approaches for the prediction of HLA presented peptides and TSNA (Sarkizova, et al, Nature (2019)). In our bispecific program, EDGE is used to nominate targets arising from tumor specific genes, such as cancer testis antigens (“CTAs”), and then validate and characterize them on the surface of human tumor cells analogously to TSNA in the SLATE program. We continue to identify novel tumor antigens and improve the performance of the EDGE model.

The second pillar of our tumor-specific cancer immunotherapy approach is our potent antigen delivery system, which delivers TSNA to patients in order to direct a robust T cell response to those TSNA predicted to be presented on the patient’s tumor. Grounded in traditional infectious disease vaccinology, this two-step immunization utilizes prime and separate boosts to educate and expand the patient’s T cells to detect TSNA and destroy tumor cells. In non-human primate models, we have demonstrated a profound and specific CD8+ and CD4+ T cell response to antigens administered in this way. Similarly, our tumor-specific immunotherapy candidates, SLATE and GRANITE, comprise a sequential immunization of a viral-vector based prime and boosts with self-amplifying mRNA (“SAM”) delivered by intramuscular injection, which we refer to as heterologous prime-boost. In our SLATE product candidate series, the viral-vector prime and RNA boosts both contain the same fixed TSNA cassette that is designed for the subset of patients who carry these antigens, whereas for our GRANITE product candidate, each of the viral-vector prime and RNA boost immunizations contain a patient-specific set of predicted TSNA. Importantly, we also have the capability to manufacture these products at our own fully-integrated GMP biomanufacturing facilities. The ability to control the manufacturing of high-quality tumor-specific immunotherapy products, and scale production, if early data are positive, is critical for efficient clinical development and commercialization. We have invested significant resources in our Cambridge, Massachusetts sequencing lab and our Pleasanton, California biomanufacturing facility to address these needs and position ourselves to control the critical steps in the production of our tumor-specific immunotherapy candidates.

The SLATE and GRANITE Phase 1/2 clinical trials involve the combined use of our heterologous prime-boost system together with checkpoint inhibitor therapy. To support this, we entered into a clinical trial collaboration and supply agreement with Bristol-Myers Squibb Company to evaluate the safety and tolerability of SLATE and GRANITE in combination with OPDIVO (nivolumab) and in combination with OPDIVO plus YERVOY (ipilimumab), in patients with advanced solid tumors.

Our off-the-shelf, TSNA-directed immunotherapy product candidate, SLATE, utilizes the same heterologous prime-boost approach, but SLATE contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, which distinguishes it as a potential off-the-shelf alternative to our personalized manufactured product candidate, GRANITE. SLATE is therefore designed to be readily available for rapid initiation of therapy and is less expensive to manufacture than a personalized product. Patient selection is achieved by screening the patient’s tumor for driver mutations using commercially-available genomic screens and identifying the patient’s HLA type from blood with a standard clinical assay.

We initiated a first-in-human Phase 1/2 clinical trial of our SLATE in the third quarter of 2019, evaluating SLATE in combination with immune checkpoint blockade for the treatment of patients with metastatic non-small cell lung cancer (“NSCLC”), pancreatic ductal adenocarcinoma and microsatellite stable colorectal cancer (“MSS-CRC”), as well as in patients with other solid tumor types who have relevant mutation/ HLA combinations. We presented preliminary efficacy, immunogenicity, and safety data from the Phase 1 portion of the study in July 2020, which demonstrated the induction of CD8+ T cells against multiple KRAS driver mutations, with the most pronounced response against immunodominant neoantigens such as TP53mut, and showed favorable safety results.

In the fourth quarter of 2020, we initiated single-arm Phase 2 expansion cohorts with SLATE in NSCLC patients with relevant KRAS mutations who have progressed on prior immunotherapy, and patients with tumors where a relevant TP53 mutation exists.

Our personalized immunotherapy product candidate, GRANITE, has two potential benefits in comparison with SLATE – (1) the potential for a larger addressable patient population, since many patients with common solid tumors such as NSCLC will have sufficient private TSNA to merit use of our immunotherapy; and (2) a greater chance that patients will mount an immune response to multiple TSNA in parallel, which may reduce the chances of a tumor developing acquired resistance by altering a particular neoantigen or its cell-surface presentation. The GRANITE process begins with receipt of a routine tumor biopsy from the patient. We utilize our in-house sequencing capabilities on the tumor sample and then apply our proprietary EDGE platform to derive a set of predicted TSNA likely to be presented on the patient’s tumor. Using these TSNA, we design a highly potent personalized immunotherapy candidate containing the relevant neoantigens to be administered by simple intramuscular injection. We have designed each of our tumor-specific immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe this approach would extend the utility of our product candidates into the community oncology setting and not limit their use to scarce centers of excellence. We believe that as a result of its design, our tumor-specific immunotherapy candidate has the potential to expand the efficacy of immunotherapy into broader patient populations.

We initiated a first-in-human Phase 1/2 clinical trial of our first personalized immunotherapy product candidate, GRANITE, in the fourth quarter of 2018, evaluating it in the treatment of advanced solid tumors, including MSS-CRC, gastro-esophageal cancer (“GEA”), NSCLC, and bladder cancer, in each case in combination with checkpoint inhibitors. We presented preliminary efficacy, immunogenicity, and safety data up to dose level 3 from the Phase 1 portion of the study in July 2020, which demonstrated consistent, strong neoantigen-specific CD8+ T cells generated in all patients tested and evidence of clinical benefit, as well as favorable safety results.

In the fourth quarter of 2020, we advanced into Phase 2 expansion cohorts. The Phase 2 portion of the GRANITE Phase 1/2 study includes a cohort for patients with MSS-CRC who have progressed on FOLFOX/FOLFIRI therapy and a second cohort for patients with GEA who have progressed on chemotherapy.

We are also leveraging our expertise in cancer genomics and our tumor antigen discovery platform to go beyond shared TSNA and identify novel peptide sequences (not mutated) that may be shared across common tumor types (tumor-specific shared antigens), which we believe are likely to have value as targets to direct T cells onto tumors specifically. Shared antigen targets enable us to develop additional therapeutic approaches to redirect T cells to tumors using these highly specific targets, such as our BiSAb platform. Redirecting T cells to tumors using BiSAb has been validated in the treatment of B cell malignancies with compelling data generated using CD19-CD3, CD20-CD3 and BCMA-CD3 bispecific antibodies. The CD3 binding domain recruits and activates T cells, and the CD19, CD20 or BCMA binding domains ensure recognition and killing of the B cells by the activated T cells. While these approaches do not distinguish between normal and malignant B cells, which leads to the killing of normal B cells, human survival in the absence of normal B cells is feasible (intravenous immunoglobulin infusions can be administered as needed). We believe the strategy is viable given the existence of absolute B cell lineage specific markers (such as CD19, CD20, CD22, and BCMA), which are not found on any other normal tissues. Applying this concept to the treatment of solid tumors has proven to be challenging because most solid tumor cell-surface markers are also expressed on vital normal tissues, which will result in on-target, off-tumor toxicities. Gritstone’s proposed solution to this problem is to develop BiSAb that bind to HLA-peptide complexes on the surface of tumor cells where the peptide is either a mutant peptide (derived from a shared neoantigen such as KRAS) or a peptide from a cancer testis antigen (a family of intracellular proteins, some of which are only expressed on normal testis tissue and tumors). Identifying antibody fragments that only bind to the specific HLA-peptide complex is challenging but achievable (so-called TCR-mimetic antibodies), and these can be combined with traditional CD3 binding domains to generate BiSAb that we have shown have the potential to kill tumor cells potently and specifically in vitro and in vivo. Gritstone has a development candidate against CT83, a novel bispecific antibody target with compelling activity. CT83 is an unexplored solid tumor HLA-p target with high tumor density, high patient prevalence, and low expression in off-target tissues. It is a high affinity binder selected for maximal efficacy and minimal off-target toxicity, screened against off-target peptides identified using Gritstone EDGE and mass spec. CT83 is prevalent in common solid cancers with significant unmet need, such as esophageal, gastric adenocarcinoma, lung adenocarcinoma, and lung squamous cell carcinoma. We expect to file an IND for this program in 2022.

An additional therapeutic approach that uses shared tumor-specific antigens is the modification of the receptors of the patient’s own T cells to redirect them to recognize tumor targets (adoptive T cell therapy). In August 2018, we announced our first collaboration supporting this strategy with bluebird bio, Inc., or bluebird, whereby we will identify up to 10 tumor-specific targets and associated T cell receptors for some of the selected targets for therapeutic application within bluebird’s cell therapy platform.

In our infectious disease portfolio, we are advancing development of a second-generation vaccine candidate, CORAL, against SARS-CoV-2, the virus that causes COVID-19, which is designed for both prolonged protection and potency against emerging Spike variants. We have received a grant from the Bill & Melinda Gates Foundation (the “Gates Foundation”) to support the preclinical evaluation of the vaccine candidate. The National Institute of Allergy and Infectious Diseases (“NIAID”) is supporting development of the Phase 1 clinical trial through the Infectious Diseases Clinical Research Consortium (“IDCRC”).

First generation COVID-19 vaccines generate a strong antibody response against SARS-CoV-2. These vaccines elicit neutralizing antibodies that can recognize the surface Spike protein of the virus and attack it prior to cell infection. However, antibody responses may wane over time and long-term durability of protection remains unknown. Additionally, mutations in SARS-CoV-2 continuously arise, including in the Spike protein, and may further reduce clinical protection derived from vaccine-induced neutralizing antibodies to Spike. Analysis of blood from convalescent COVID-19 patients shows that recovered patients have both T cell and antibody immune responses. This is expected because T cells play a fundamental role in protective immunity against viruses. If a virus successfully evades neutralizing antibodies and infects a cell, the cell displays pieces of the virus on its surface, which T cells can recognize. Since T cells remember what viruses look like, they may provide longer, more robust immunity, complementing antibody-based immunity. Mutations in the Spike protein may reduce protection by antibodies (since the antibody target has changed its shape) and broad T cell immunity and long-term memory to different viral proteins may provide a second layer of clinical protection.

We believe Gritstone’s CORAL vaccine candidate has the potential to improve both T cell and antibody responses to Spike and other viral proteins. Additionally, by targeting several viral antigens, some of which are highly conserved between viral strains (such as SARS and SARS-CoV-2), we believe our vaccine candidate may have pan-SARS/coronavirus potential to protect against future coronavirus pandemics.

Through a license agreement with the La Jolla Institute for Immunology (“LJI”), one of the leading global organizations dedicated to studying the immune system, we have access to validated SARS-CoV-2 antigens that have been identified through LJI’s studies of hundreds of patients recovering from COVID-19. Using these antigens and our proprietary Gritstone EDGE and vaccine platform technologies, we have developed a novel vaccine candidate containing Spike (similar to first generation vaccines) but also additional viral antigens that offer potential targets for broad T cell immunity.

We have conducted preclinical studies demonstrating that our SARS-CoV-2 vaccine candidate induced significant and sustained levels of neutralizing antibodies and T cells against the Spike protein, plus a broad T cell response against epitopes from multiple viral genes outside of Spike. The Gates Foundation supported the preclinical evaluation of the vaccine candidate.

Gritstone and the NIAID, part of the National Institutes of Health, are collaborating on a Phase 1 clinical trial to be conducted through the NIAID-supported IDCRC. The IND has been approved, and volunteer subjects enrollment will start imminently.

To deliver on the promise of our novel therapeutic approach, we have assembled a highly-experienced management team with focused expertise in each of our core disciplines of cancer genomics, immunology and vaccinology, clinical development, regulatory, and biomanufacturing from several leading biotechnology companies, including Clovis Oncology, Inc., Pfizer Inc., Genentech, Inc. and Foundation Medicine, Inc. Our co-founder, Dr. Andrew Allen, brings experience as a co-founder and Chief Medical Officer of Clovis Oncology, Inc., with prior experience in various leadership roles at Pharmion Corporation and Chiron Corporation, where he worked on Proleukin (IL-2), the first cancer immunotherapy. Our scientific advisory board includes selected experts in relevant disciplines, including Dr. Timothy Chan (Memorial Sloan Kettering Cancer Center) and Dr. Naiyer Rizvi (Columbia University Medical Center) who together first demonstrated that TSNA are key T cell targets in cancer patients responding to checkpoint inhibitor therapy, as well as Dr. James Gulley (National Cancer Institute) who is an international expert in cancer immunotherapy with a focus on vaccines.

We have assembled a team of industry leaders, each possessing specific expertise that we believe will allow us to build and deploy our proprietary vaccine platform and EDGE technology to deliver groundbreaking immunotherapies for cancers and infectious diseases. Our strategy to achieve this includes the following key components:

•

Pursue signals observed with SLATE (KRASmut & TP53mut) and optimize epitope cassette. The first version of SLATE is largely focused on KRAS mutations and thus we believe has potential for use in patients with lung, colorectal and pancreatic cancer in whom such mutations are common. In the Phase 2 part of the SLATE Phase 1/2 study, we have begun enrolling non-small cell lung cancer patients with relevant KRAS mutations who have progressed on prior immunotherapy, and patients with tumors where a relevant TP53 mutation exists. Additionally, a second Phase 2 cohort evaluating the treatment of patients with TP53 mutations is also enrolling.

•

Advance the GRANITE Phase 2 cohorts. GRANITE clinical data has already demonstrated initial positive safety results and induction of substantial neoantigen-specific CD8+ T cell responses in cancer patients. The Phase 2 portion of the GRANITE Phase 1/2 study includes a cohort for patients with MSS-CRC who have progressed on FOLFOX/FOLFIRI therapy and a second cohort for patients with GEA who have progressed on chemotherapy. Enrollment is underway in both cohorts.

•

Invest in our Gritstone EDGE platform and maximize its utility across modalities. Using contemporary DNA/RNA sequencing, mass spectrometry and machine learning approaches, we have developed our EDGE platform, which is designed to predict the antigenic landscape of a tumor that allows for select targeting with personalized immunotherapy. We have analyzed surface HLA-peptide presentation of over 1,000 human tumor and normal tissue samples from a variety of ethnicities, together with multiple cell lines, and this enormous dataset comprising >3 million tumor-presented peptides has been used to advance our detailed understanding of tumor antigens (both neoantigens and other non-mutated shared tumor-specific antigens). We have trained the EDGE model to predict class I HLA-presented neoantigens on human tumors (as used currently in our clinical SLATE and GRANITE programs), and we have extended the model to include class II HLA-presented neoantigens. We have predicted and then validated multiple novel shared TSNA, and this has enabled development of the SLATE program. We are now using EDGE to identify novel classes of tumor antigens across our programs.

•

Develop novel bispecific antibodies (BiSAb) with solid tumor-specific targets. We are focused on optimizing a BiSAb that is specific to (a) CD3 (T cell activation) and (b) a solid tumor-specific HLA-peptide complex. We nominated a development candidate targeting the cancer testis antigen CT83 at the end of 2020. We expect to file an investigational new drug application, or IND, in 2022. We may seek to partner within this program for solid tumor-specific targets.

•

Continue to build our in-house biomanufacturing capabilities to maintain the highest controls on quality and capacity. We believe the speed, quality, reliability and scalability of our manufacturing capabilities will be a core competitive advantage to our clinical development and commercial success, and we have invested extensively in building our own manufacturing facilities for the GRANITE and SLATE programs. While we initially outsourced all of our manufacturing, we have now successfully internalized all of the biomanufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. We do still outsource some quality control testing, although we have internalized many of these elements as well, where prudent and feasible. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term manufacturing cost control. We may elect to outsource certain aspects of product manufacturing (such as lipid nanoparticle encapsulation of our RNA) for convenience; but, importantly, we have the capability to manufacture every element of our heterologous prime-boost immunotherapy candidates.

•

Move tumor-specific immunotherapy into community oncology settings and earlier lines of treatment. We are designing our tumor-specific immunotherapy product candidates to fit into a community oncology setting, where the vast majority of cancer patients are treated. For SLATE, patient identification simply requires a routine tumor mutation test (such as those performed by Foundation Medicine, Guardant and Tempus) plus HLA typing (a routine blood test performed on 3-5 ml peripheral blood at most academic medical centers). For GRANITE, we assess program eligibility and design product using a routine tumor needle biopsy. This approach is designed to enable oncologists to integrate our tumor-specific immunotherapy product candidates into their treatment practices without requiring a change in the current treatment paradigm. We believe this strategy has the potential to extend the use of our medicines into the community setting, potentially enabling rapid trial execution, and potentially allowing for commercial use beyond limited centers of research excellence. This is key, since we intend to develop our tumor-specific immunotherapy product candidates in earlier lines of treatment (adjuvant, treatment of localized disease with high risk of relapse post-surgery, front-line treatment of advanced disease), where recent clinical data with other forms of immunotherapy suggest efficacy is likely to be stronger, versus being only used in highly-refractory or late-stage cancer patients. This intention is enabled by new liquid biopsy techniques whereby the reliable detection of minute amounts of tumor-derived DNA in blood may be used both to stratify patients (identify those at high risk of disease recurrence or progression even if imaging data suggests eradication of disease) and may potentially offer a surrogate endpoint for more rapid assessment of therapeutic efficacy versus traditional clinical endpoints.

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

Finally, starting in 2021, we intend to expand the application of our immunotherapies beyond oncology and begin research and development of vaccines for certain other diseases:

•

Develop a second-generation vaccine against SARS-CoV-2, the virus that causes COVID-19. In January 2021, we announced that we are advancing development of a second-generation vaccine candidate against SARS-CoV-2, the virus that causes COVID-19, designed to provide both prolonged protection and potency against Spike mutants. We and NIAID, part of the National Institutes of Health, have entered into a clinical trial agreement to initiate clinical testing. We are collaborating on a Phase 1 clinical trial to be conducted through the NIAID-supported IDCRC. The IND has been approved, and volunteer subjects enrollment will start imminently. The Gates Foundation is supporting the preclinical evaluation of the vaccine candidate. Through a license agreement with LJI, one of the leading global organizations dedicated to studying the immune system, Gritstone has access to validated SARS-CoV-2 epitopes that have been identified through LJI’s studies of hundreds of patients recovering from COVID-19. Using these epitopes and the company’s proprietary Gritstone EDGETM and vaccine platform technologies, we are developing a novel vaccine candidate against COVID-19, containing Spike (similar to first generation vaccines) but also additional viral epitopes that offer good targets for T cell immunity. Gritstone uses both self-amplifying mRNA and adenoviral vectors to deliver the SARS-CoV-2 viral antigens. We believe this vaccine candidate may have pan-SARS/coronavirus potential to protect against future coronavirus pandemics.

•

Develop a vaccine-based immunotherapy for human immunodeficiency virus (HIV) infection. In February 2021, we announced that we had entered into a collaboration, option and license agreement with Gilead Sciences, Inc. (“Gilead”) to research and develop a vaccine-based immunotherapy for human immunodeficiency virus (“HIV”) infection. Together, we plan to develop an HIV-specific therapeutic vaccine candidate using Gritstone’s proprietary prime-boost vaccine platform, comprised of SAM and adenoviral vectors, with antigens developed by Gilead. Under the terms of the agreement, Gilead invested $60.0 million, consisting of a $30.0 million upfront cash payment to us within 30 days of closing and a $30.0 million equity investment at a premium at closing. Gilead will be responsible for conducting a Phase 1 study for the HIV-specific therapeutic vaccine and holds an exclusive option under the collaboration to obtain an exclusive license to develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. Gritstone is also eligible to receive up to an additional $725.0 million if the option is exercised and if certain clinical, regulatory and commercial milestones are achieved, as well as mid-single-digit to low-double-digit tiered royalties on net sales upon commercialization, if any.

Our Immuno-Oncology Based Approach to Cancer Therapy

Immuno-Oncology and Tumor-Specific Neoantigens

Immuno-oncology is an emerging field of cancer therapy that aims to activate the immune system to enhance and/or create anti-cancer immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. It is now well established that the immune system can, on occasion, successfully eliminate all tumor cells, leading to long-term benefit, even cures, in some patients with solid tumors. The primary challenge in immuno-oncology is to extend this useful biology to many more cancer patients, and to do so earlier in the treatment paradigm. Understanding which cells of the immune system are critical, what they recognize on tumor cells, and why they are typically absent or ineffective in cancer patients is core to overcoming this challenge. T cells are the vital foot soldiers in the immune attack upon cancer cells. T cells have evolved to recognize “foreign” markers on cells infected by viruses; and DNA mutations, which are a hallmark of cancer, often lead to the generation of such “foreign” markers, which are different from normal or “wild-type” proteins. Exploitation of this cancer cell vulnerability using new biological and computational tools lies at the heart of our programs.

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

One of the primary functions of T cells is to detect and eliminate normal cells that have been infected by a virus to prevent virus spread and limit harm to the host. To accomplish this, T cells are “trained” in the thymus early in life to differentiate between HLA/peptide complexes that are “self” derived (an HLA presenting a peptide derived from a normal self-protein) and those that are “foreign” or “non-self” (an HLA presenting a peptide derived from a non-self-protein such as a viral protein). When the immune system develops early in life, T cells that recognize self peptides are eliminated in the thymus to avoid the risk of an auto-immune reaction, in a process called central tolerance. T cells that recognize a non-self peptide are nurtured and sent from the thymus to patrol the body, looking for evidence of non-self markers on cells, such as virally-infected cells. Because cancer cells carry DNA mutations, which may alter protein/peptide sequences, tumor cells can also present non-self peptides bound to HLA platforms on the cell surface and, as a result, can be recognized as non-self and destroyed by T cells. In this case, the DNA mutation in a tumor creates a novel non-self peptide sequence, which, if it can be recognized by a TCR, is called a tumor-specific neoantigen, or TSNA.

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

In 2014 and 2015, two of our co-founders, Dr. Timothy Chan and Dr. Naiyer Rizvi, brought these two concepts together in papers demonstrating that melanoma and lung cancer patients who responded to checkpoint inhibitor therapies had developed T cells that recognized TSNA (Snyder et al., The New England Journal of Medicine (2014); Rizvi et al., Science (2015)). Further evidence from Dr. Steven Rosenberg (Center for Cancer Research) and Dr. Ton Schumacher (Netherlands Cancer Institute) demonstrated that, in patients with solid tumors, T cells could be found infiltrating tumors that were specific for TSNA, and could be expanded and used therapeutically to kill tumor cells (Stevanovic et al., Science (2017); Schumacher and Schreiber, Science (2015)). Together, this body of research suggests that, in patients with common solid tumors, T cells can selectively destroy tumor cells through recognition of TSNA.

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

While the immune systems of these patients have recognized their tumors through the recognition of TSNA, the tumor-specific T cells have been shut down or inactivated in the tumor. Checkpoint inhibitors are capable of “re-activating” these T cells, but most patients fail to respond to checkpoint inhibitor treatment because tumor-specific T cells are absent from the tumor due to tumor “evasion” of the patient’s immune response. We believe it is highly likely these patients have so-called “naïve” T cells in their bodies that have the ability to recognize the TSNA on tumor cells but that have not yet been activated. As a result, immune recognition, or the activation of the naïve T cells to the tumor antigen, and the generation of a large memory tumor-specific T cell response has not yet taken place.

Our Therapeutic Hypothesis

TSNA offer extremely attractive therapeutic targets for T cell-directed therapy because they are non-self and tumor-specific and have been shown to function as the key T cell targets in humans responding to immune checkpoint inhibitor therapies. The fact that TSNA are non-self has several key implications:

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

Our Gritstone EDGE Platform

Design of Our EDGE Platform

Neoantigens in tumors are created via a multi-step process starting with mutation in the cancer DNA and leading to mutated peptides presented by the HLA on the surface of tumor cells. To select neoantigens for immunotherapy for cancer patients, we created our EDGE platform, which captures the essential elements of neoantigen biology via a combination of laboratory assays and computational analyses. The two steps of our EDGE platform prediction process are shown in Figure 2 below.

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

EDGE Step 2—Neoantigen Prediction

Only a small fraction of tumor mutated sequences is expected to result in actual neoantigens presented on the surface of tumor cells. This fraction may be as low as approximately 1-2% of all mutations. To accurately predict which neoantigens will be presented on the surface of tumor cells, we have generated a large dataset of HLA/peptides from human tumor and matched normal tissue specimens. Our process isolates and sequences HLA/peptides, using the immunopeptidomics mass spectrometry approach. We also analyze tumors for level of RNA expression of all genes. Our dataset now comprises more than 600 tumor, normal tissue, and cell-line specimens subjected to broad (DDA) immunopeptidomics for Class I or Class II HLA. These samples span a variety of solid cancers from patients of several ancestries to ensure broad coverage of diverse patient HLA types. Each tumor specimen can yield thousands of HLA/peptides, and the total dataset has now grown to >3 million (>1.5 million unique) HLA-presented peptides.

We use a subset of these and selected published peptide datasets to train a machine-learning model for Class I neoantigen prediction in our EDGE platform. The model learns the critical DNA/RNA sequence features and other factors like RNA expression that lead to a greater likelihood of peptide presentation by the HLA. Our EDGE model analyzes mutated peptides in turn and calculates the probability that the peptide will be presented by the patient’s HLA on the surface of the tumor cell, or HLA-presented peptides. We prioritize mutations with the highest probability of presentation for inclusion in that patient’s personalized immunotherapy. A schema of EDGE model training and clinical application are illustrated in Figure 3 below. Given that HLA Class I presentation is most common in solid tumors, we initially focused on collecting data and training EDGE to predict HLA Class I peptides. Recently, EDGE was extended to also predict HLA Class II peptides and thus allow identification of neoantigens presented by the patient’s professional antigen presenting cells (“APCs”), and we now use Class II EDGE in our novel shared tumor antigen discovery programs.

Figure 3. EDGE Model Training and Application

EDGE Neoantigen Prediction Performance

Accurate TSNA prediction is critical for our personalized immunotherapy, and we have evaluated the prediction performance of our EDGE model in two ways. First, we assessed the ability of the EDGE model to predict HLA presented peptides. We then tested whether the ability to predict HLA presented peptides translated into the ability to predict which mutations give rise to neoantigens with tumor-relevant T cell responses in patients. These results were initially published in Nature Biotechnology (Bulik-Sullivan et al., Nature Biotech., (2018)) and updated in follow-on internal analyses throughout 2020.

Prediction of HLA-Presented Peptides

To assess EDGE model performance for prediction of HLA presented peptides, we used peptides from tumor samples with HLA/peptides measured by mass-spectrometry that were not included in model training. For these test peptides, we predicted which peptides are likely to be presented on the tumor cell surface. We evaluated the quality of our predictions by calculating the positive predictive value, or PPV, which is the fraction of predicted peptides that were detected on the tumor HLA. As a benchmark, we compared performance of our prediction to that of standard binding affinity-based approaches. Averaged over the test samples, our EDGE platform achieved significant improvement over standard methods, as shown in Figure 4 below. We believe that TSNA selected by our EDGE platform have a much higher likelihood of being useful targets for immunization than those selected using previous methods.

Figure 4. Performance of EDGE Model for HLA/Peptide Prediction

Prediction of TSNA with T Cell Responses in Patients

To show that our prediction of HLA/peptide presentation enables prediction of tumor-specific neoantigens that can be targeted by T cells in patients, we assembled a large test set of independently validated, published neoantigens. The dataset comprised the largest available study from the literature, covering 39 patients with gastro-intestinal cancers who had CD8 responses against one or more neoantigens in their tumor and genomic data available for EDGE analysis. In these patients, ~4,500 mutations were comprehensively analyzed for anti-tumor immune response using tumor-infiltrating lymphocytes (“TIL”). 58 mutations were demonstrated to result in neoantigens. Applying our EDGE model to select the top mutations for each patient from DNA/RNA sequence alone to simulate GRANITE production, we found that EDGE was able to prioritize the majority of these validated neoantigens and outperformed current publicly available methods.

These results are illustrated in Figure 5 below.

Figure 5. EDGE Platform Identification of TSNA for Immunization

EDGE
Public tool A
Public tool B
Random
% of the 58 total neoantigens included in top N
90
80
70
60
50
40
30
20
10
0
Top 20
Top 15
Top 10
Top 5
Number of predicted neoantigens used for immunotherapy

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

Figure 6. Gritstone Analysis of Neoantigen T Cell Responses in NSCLC Patients

Data from this study have shown that our EDGE platform identified TSNA-specific T cells in a majority (9/13, or 69%) of patients tested, with an average of two peptides recognized per patient in patients with detectable TSNA-specific T cells.

Genomic and immune response data from our clinical trials are serving to further validate and refine our EDGE platform.

Our Personalized Tumor-Specific Neoantigen Therapy

Overview

Our therapeutic hypothesis is that treatment with personalized TSNA-containing vectors combined with immune checkpoint inhibitor therapy will generate de novo, or augment existing, selective, TSNA-specific T cell response, unleashing the natural power of the immune system on tumor cells, potentially improving efficacy without a substantial increase in off-tumor toxicity. Our personalized immunotherapy candidates are designed to fit easily into a community oncology setting and to be administered in earlier lines of treatment rather than only in refractory or relapsed cancers. We have designed our personalized immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe that this will extend the utility of our product candidates, if approved, into the community setting and not limit their use to scarce centers of excellence. We believe that, as a result of its design, our personalized immunotherapy candidate has the potential to expand the efficacy of immunotherapy into broader patient populations.

Gritstone is developing two forms of personalized immunotherapy, both of which are in clinical testing. The first, represented by the SLATE product candidate, involves the administration of a neoantigen therapy containing shared neoantigens derived from common driver mutations such as in KRAS and TP53. To be a candidate for SLATE, a patient must first be assessed by asking two questions: (1) does their tumor genome contain a DNA mutation represented within the SLATE cassette; and (2) do their cells express a specific HLA molecule that can present a particular mutated peptide as a neoantigen on the tumor cell surface? The tumor genome is routinely studied in contemporary oncology clinical practice, either using a tumor DNA gene panel test (as offered by Foundation Medicine, Tempus, Personalis, etc.) or using a peripheral blood gene panel that probes blood for the presence of mutant tumor-derived DNA (as offered by Guardant, etc.). HLA typing is routinely performed by most academic centers on a 3-5 ml peripheral blood sample. Consequently, screening patients takes approximately one week, and SLATE is designed to start very soon after a mutation/HLA match has been identified.

The second personalized immunotherapy from Gritstone is the GRANITE product candidate. This requires a routine tumor biopsy sample to be sent to Gritstone for sequencing, followed by personalized product manufacturing, with a neoantigen cassette designed uniquely for that patient. This process is described in more detail below.

Our Immuno-Oncology Portfolio

We are developing a portfolio of cancer immunotherapy product candidates aimed at the highly targeted activation of tumor-specific T cells in solid tumors. Our leading two clinical-stage programs aim to induce a substantial neoantigen-specific CD8+ T cell response using neoantigen-containing immunotherapies. Earlier in development is our bispecific antibody program, which aims to redirect and activate the patients’ own T cells adjacent to tumors using tumor-specific HLA-peptide complexes as targets. Multiple HLA-peptide targets are under consideration for this program. T cell receptors, or TCRs, against such HLA-peptide complex targets also have potential therapeutic value if deployed in a cell therapy platform. We have elected not to develop an in-house cell therapy platform at this point, and, instead, we are using this approach in partnership with bluebird and their adoptive cell therapy platform. The internal programs are described in more detail below.

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

Building on this observation, we have applied our EDGE antigen prediction model to common tumor driver mutations and common Class I HLA alleles and predicted a large set of candidate-shared neoantigens. We have validated several of these predicted candidate neoantigens using mass spectrometry analysis of patient-derived human tumor samples wherein we directly detect a predicted HLA-peptide complex. We have also developed a cell-line system to more efficiently assess predicted shared neoantigens and determine their validity. These data were presented publicly at the SITC conference in November 2019 and Table 1 shows the shared neoantigens, many novel, validated in clinical samples and used in the design of SLATE.

Table 1

Gene / Mutation	HLA Type validated	Peptide	# of tumor samples detected	Tumor types	First reported in this study*
CHD4_K73fs	B*08:01	8-mer	1	CRC	✓
CTNNB1_S37Y	A*02:01	10-mer	1	Ovarian	✓
CTNNB1_S45P	A*03:01	9-mer	2	CRC	✓
KRAS_G12C	A*02:01	10-mer	2	Lung	✓
KRAS_G12D	A*11:01	10-mer	1	CRC	✓
KRAS_G12D	A*11:01	9-mer	1	CRC	✓
KRAS_G12V	A*03:01	10-mer	2	CRC	✓
KRAS_G12V	A*11:01	10-mer	3	Gastric, Pancreatic, CRC	
KRAS_G12V	A*11:01	9-mer	1	Pancreatic	
KRAS_G12V	C*01:02	9-mer	1	Lung	✓
TP53_K132N	A*24:02	10-mer	1	Ovarian	✓

*As compared to Gritstone literature summary of neoantigens observed in patients; TCR to KRAS G12D A*11 previously reported in murine model

Population genetic analyses suggest that SLATE has the potential to result in an off-the-shelf product having an addressable population of up to 15% of patients within common solid tumor types, such as colorectal cancer or lung cancer. The process for determining which patients are eligible for SLATE therapy is illustrated below in Figure 7.

Figure 7. Gritstone’s Prime/Boost Platform Enables Multiple Product Options Including Gritstone’s Off-The-Shelf Immunotherapy Platform, SLATE

Both of our personalized immunotherapy product candidates, SLATE and GRANITE, use a neoantigen (TSNA) cassette within the same heterologous prime-boost system comprising a viral-vector based prime and SAM boosts. The vector system and its associated pre-clinical data are described below. SLATE entered Phase 1 clinical testing in August 2019 and early clinical data are presented below.

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

Antigen Delivery System for SLATE and GRANITE – Heterologous Prime-Boost

Our therapeutic goal with both SLATE and GRANITE is to drive a large and sustained T cell response against all TSNA presented on a patient’s tumor. Cancer patients may have pre-existing memory T cells directed against some of the TSNA delivered within the neoantigen cassette in their personalized immunotherapy. Boosting such pre-activated TSNA-specific T cells requires less antigen-specific stimulation than priming naïve T cells that have not yet been activated against their respective neoantigen. Importantly, early clinical data in the field suggest that, for the majority of TSNA within the immunotherapy cassette, priming naïve T cells will be required to mount a large and broad immune response. Priming naïve T cells is a multi-step process that requires a potent antigen delivery platform able to deliver cassette neoantigens in a highly immunogenic manner.

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

Figure 9. Comparison of Heterologous Prime-Boost with Homologous Prime-Boost and Prime Alone

Our Construct

Our personalized immunotherapy candidates consist of (1) a prime vector and (2) a boost vector, both of which contain (3) a neoantigen cassette:

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

2.

Boost Vector. The boost is a self-amplifying mRNA, or SAM, formulated in a lipid nanoparticle (“LNP”). A SAM vector comprises RNA that encodes the selected target antigens, such as TSNA, plus an RNA polymerase. After injection into muscle and uptake into host cells, the RNA is translated into protein, and the RNA polymerase starts to replicate the originally injected source RNA, amplifying the number of copies within the cells dramatically. This leads to production of large amounts of the delivered target antigens. During the RNA replication, RNA structures that are foreign to a normal cell are generated, which drives a strong danger signal to surrounding immune cells, triggering an early immune reaction (innate immune response). The presence of large quantities of antigen in an immune-stimulating environment drives profound antigen-specific T cell responses (adaptive immune responses). This approach is fundamentally distinct from using mRNA, which does not possess these attractive properties.

3.

Neoantigen Cassette. Within each of the two vectors used for the prime and boost immunizations, we include a cassette that contains neoantigens. For GRANITE, we have designed the cassette to contain 20 TSNA, based on several considerations, including TSNA prediction performance, breadth of the tumor-specific immune response and potential immune competition and manufacturing factors. For SLATE, the cassette is fixed for all patients, and contains common driver mutations, which are known to be processed and presented by certain HLA molecules as neoantigens that are shared between some patients. For GRANITE, the cassette is designed and made uniquely for each patient based upon their tumor sequence data and EDGE-based TSNA predictions. Most SLATE patients’ tumors will only present a single neoantigen contained within the shared cassette. In contrast, although all of the mutations in a GRANITE cassette are contained within the patient’s own tumor and can activate T cell responses post immunizations, it is expected that some of the delivered mutations, while present in the tumor genome, will not be processed and presented as a tumor cell surface neoantigenic HLA-peptide complex. We expect this to be acceptable, since these sequences are not wild-type (found in normal cells) and, therefore, only an irrelevant mutated peptide-specific immune response is expected to be elicited.

The prime and boost immunotherapy construction is depicted in Figure 10 below.

Figure 10. Prime and Boost Immunotherapy Construction

Our current manufacturing process includes Gritstone and qualified third-party contract manufacturing organization, or CMO, sites that are designed to operate under cGMP requirements. In 2020, we continued to build the internal capability to manufacture our products entirely using internal facilities and staff for reasons of process improvement, intellectual property development, economic advantage, logistical flexibility, control of drug quality and security of drug supply. In brief, this manufacturing process includes tumor sequencing and TSNA prediction (for GRANITE), TSNA cassette design and synthesis, production of TSNA cassette plasmid and subsequently ChAdV and SAM manufacture containing the TSNA cassette, lipid nanoparticle encapsulation of the SAM, and some elements of release testing. Although we have developed these capabilities, we will assess on an ongoing basis which aspects will continue to be outsourced, and these may change over time. SLATE manufacturing, as a fixed, “off-the-shelf” product, is not time-sensitive and is relatively straightforward operationally. GRANITE, on the other hand, is an “N of 1” product and is manufactured in real time for each patient, which involves a greater logistical burden. The GRANITE manufacturing process starts when tumor samples are received by our sequencing lab in Cambridge, Massachusetts. Our EDGE platform is used to select 20 appropriate genetic sequences for neoantigen manufacturing, and these genetic sequence cassettes are inserted into plasmid backbones. The ChAdV vector, which encodes the genetic sequence in the cassette, is sent to our Pleasanton, California facility for manufacturing the prime immunotherapy, and the SAM vector, which encodes the genetic sequence in the cassette, is used for manufacturing the boost immunotherapy. This end-to-end process, from biopsy receipt to shipment of the personalized heterologous prime-boost immunotherapy to the clinical site for patient administration, initially takes approximately 16-20 weeks. This period is broadly consistent with the stated production and release times for other personalized immunotherapy approaches (mRNA or peptide) described in the literature and, importantly, acceptable for deployment in early treatment of cancer patients in the adjuvant setting, where clinical urgency is lower as compared to the relapsed or refractory late stage setting, in which adoptive T cell therapy may be utilized.

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

We have focused our preclinical program on assessing the potency of our immunotherapy candidate in non-human primates, or NHPs, because published data suggests that NHPs’ immune responses to our immunotherapy candidate will better predict human data than murine models, due to the comparative similarities between NHP and human immune systems. Preclinical and clinical studies have shown that T cell responses induced in NHPs were predictive of responses in human clinical trials—the same relative potency was observed for different vaccinations in NHPs and humans. In these studies, a small 1.5- to three-fold decrease in absolute T cell response was measured when comparing NHPs to humans. By contrast, murine models, while simple, have been shown to be less likely to predict outcomes of cancer immunotherapy in humans, believed to be due to the many differences in immune system components between humans and mice.

We have completed two preclinical studies in NHPs to demonstrate the ability of our heterologous prime-boost immunotherapy approach to prime a potent immune response against the non-self model antigens delivered within the cassette. We constructed ChAdV and SAM vectors encoding viral, non-self model antigens because NHPs do not have tumors or TSNA. These antigens are derived from Simian Immunodeficiency Virus (“SIV”) which is the monkey-tropic version of HIV. We collected blood samples, which include T cells, throughout the studies pre- and post-immunization to measure the kinetics and level of T cell responses specifically directed against the model antigens. T cells were isolated from the blood, and the number of antigen-specific T cells are reported as spot forming cells, or SFCs, per 106 peripheral blood mononuclear cells, or PBMCs, which is a measure of the number of antigen-specific cytokine secreting cells (typically T cells) in an NHP. CD8+ T cells comprise one of the critical fractions of T cells quantified with this T cell assay.

In our experiments, the NHPs immunized with ChAdV showed a rapid priming of T cell responses that peaked 14-21 days after immunization, with combined immune responses to all six non-self model antigens of approximately 2,000 spot-forming cells, or SFCs, per 106 PBMCs. These data are consistent with immune responses reported in the literature for adenoviral vectors. Administration of a SAM boost, four weeks after the ChAdV prime, increased T cell responses approximately two-fold, with combined immune responses to all six non-self model antigens of approximately 4,000 SFCs per 106 PBMCs measured seven days after the SAM boost, as shown in Figure 11 below. These T cell responses increased further after a second SAM boost at week 12, to around 5,000 SFCs per 106 PBMCs and were maintained at these levels for four weeks without further boosts. T cell responses to each individual antigen were broadly comparable in magnitude for four of the six antigens administered. We anticipate that this breadth of T cell response against multiple antigens delivered within the cassette will be essential for the control of tumors within a patient.

Figure 11. Immune Response in NHPs to Heterologous Prime-Boost Immunotherapy Without Co-Administration of Checkpoint Inhibitors

The literature suggests that the addition of immune checkpoint inhibitors increases T cell expansion when combined with a vaccine. To study this concept, we administered our immunization to NHPs in combination with the checkpoint inhibitor anti-CTLA-4. Co-administration of anti-CTLA-4 monoclonal antibodies, or mAb, with the ChAdV immunotherapy significantly increased ChAdV priming with a combined T cell response of approximately 7,500 SFCs per 106 PBMCs observed four weeks after immunization, as shown in Figure 12 below. The SAM boost administered four weeks after the prime immunization with anti-CTLA-

4 increased the antigen specific T cell response further, reaching T cell levels greater than 10,000 SFCs per 106 PBMCs. A second SAM boost, in combination with the anti-CTLA-4 antibody given eight weeks after the first boost immunization, expanded the antigen-specific T cells further to peak levels reaching greater than 14,000 SFCs per 106 PBMCs one week after the boost, which were maintained at levels between 9,000-10,000 SFCs per 106 PBMCs for several weeks. Thus, our heterologous prime-boost immunotherapy approach induced T cell numbers between 5,000-14,000 SFC per 106 PBMCs that were sustained over 16 weeks.

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

Figure 13. Comparison of Number of T Cells Induced by Our Immunotherapy in NHPs to Number of T Cells Observed in Clinical Responders to Adoptive T Cell Therapies

We believe that continued immune pressure upon the tumor is likely necessary to prevent immune escape by the tumor and consequently drive a durable clinical response. High T cell titers persisting for at least six (6) months were induced by the heterologous prime-boost immunotherapy approach in combination with anti-CTLA-4, as shown in Figure 14 below.

Figure 14. Gritstone’s Immunotherapy Platform ChAdV + SAM + anti-CTLA-4

A subset of these same NHPs was studied two years after their first priming injection, to determine persistence of antigen-specific T cells and presence of T cell memory. A strong memory population of T cells was detected (Figure 15) and when the NHPs were re-boosted with SAM and ipilimumab, a very strong CD8+ SIV antigen-specific T cell boost response was elicited, such that an average of approximately 12% of peripheral CD8+ T cells were specific to our six administered antigens (Figure 16). The boosted antigen-specific CD8+ T cells demonstrated strong cytolytic activity as shown in a killing assay two weeks after the boost (Figure 17).

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

Figure 17. Re-immunization of NHP, 2-years post-prime, expands antigen-specific T cells with cytolytic activity

Effector T cells enriched from PBMCs 2 weeks post immunization were combined at the specified ratio with peptide loaded CFSE stained PBMCs, for each animal, and incubated for six hours. Target cell death was measured by 7-AAD staining. SIV-target cells loaded with six SIV antigens encoded by the immunotherapy, WLS-target cells loaded with negative control peptides, not encoded by the immunotherapy.

Safety

We have performed a ten-week toxicity study governed by Good Laboratory Practice, or GLP, regulations of the ChAdV and the SAM prime-boost in NHPs to assess safety. The heterologous prime-boost immunotherapy, when administered intramuscularly, was well tolerated at the clinical maximal dose of each therapy.

Clinical Development and Early Data

We are employing an innovative and flexible clinical study design, which is similar for both SLATE and GRANITE in an effort to execute a potentially faster-to-market strategy in a rapidly evolving and competitive treatment landscape. In order to accelerate the execution of our Phase 1 and Phase 2 program, we are using a seamless Phase 1/2 trial design. A seamless design refers to an integrated Phase 1 and Phase 2 trial protocol that allows rapid transition following dosing and tolerability confirmation during the Phase 1 portion to establishing proof-of-concept in the Phase 2 cohort expansion portion without compromising patients’ safety or incurring delay for analysis or approval. Data obtained from the Phase 1/2 trials will inform the design and initiation of Phase 2/3 studies with registrational intent in the metastatic and adjuvant settings in specific tumor types, for both programs. Advanced pancreatic cancer, NSCLC and MSS-colorectal cancer are the initial target indications for SLATE, since KRAS mutations are common in these tumor types, and the SLATE cassette contains a large number of KRAS mutations. There is also a cohort for patients with other solid tumor types who possess the appropriate combination of tumor mutations and HLA type. Advanced NSCLC and gastro-esophageal, bladder and MSS-colorectal cancers are the initial target indications for the Phase 1 portion of our GRANITE clinical trial. These indications have been selected for several reasons, including high mutational load, response to checkpoint inhibitors, large patient populations, manufacturing time, emerging treatment landscape, regulatory pathway, the ability to combine personalized immunotherapies with immune checkpoint inhibitors and the potential opportunity to generate de novo immune responses and/or amplify existing anti-tumor T cell responses in order to improve the depth and durability of clinical responses.

Our Phase 1/2 Trial of “Off-the-Shelf,” Shared Neoantigen Immunotherapy Candidate, SLATE (GO-005)

The IND for SLATE was cleared by the U.S. Food and Drug Administration (the “FDA”) in August 2019. GO-005, a Phase 1/2 trial, began enrolling patients in August 2019. Based on the importance of KRAS as a shared neoantigen, GO-005 is focused on enrolling patients with advanced MSS colorectal cancer, lung adenocarcinoma and pancreatic ductal adenocarcinoma in whom KRAS mutations are common. A fourth cohort of potentially eligible patients consists of those with any type of tumor that harbors one of the driver mutations encoded in the SLATE cassette. The key to appropriate utilization of the “off-the-shelf” product candidate is to accurately identify patients whose tumors contain at least one of the TSNA represented within the SLATE neoantigen cassette. The widespread use of tumor mutation panel sequencing in advanced cancer has enabled the routine identification of such patients, and complementary assessment of a patient’s HLA type is a standard clinical test, performed using a simple blood draw, and completed within 7-10 days by a clinical immunology laboratory.

The Phase 1 portion of our Phase 1/2 trial has now completed enrollment and we identified a dose for further investigation in the ongoing Phase 2 portion and to evaluate safety, tolerability and, importantly, immunogenicity of our lead product candidate. In Phase 1, patients have received an initial administration of ChAdV as a prime at a fixed dose of 1012 viral particles throughout the study, succeeded by multiple dose levels of SAM boosts (heterologous prime-boost). Dose levels of SAM start at 30 mg (Dose Levels 1 and 2) and are escalated to 100 mg (Dose Level 3) and to 300 mg (Dose Level 4). All patients receive anti-PD-1 intravenously throughout the study at the approved label dose (480 mg every 4 weeks). Co-administration of a fixed, low dose of 30 mg of subcutaneous anti-CTLA-4 with ChAdV prime and SAM boosts has been initiated once Dose Level 1 has been cleared. The rationale for earlier introduction of ipilimumab in SLATE’s dose-escalation scheme is to optimize T cell activation and proliferation at the lowest dose of SAM and account for the fact that only one TSNA may give rise to CD8+ T cells in SLATE patients compared to GRANITE’s multiple, personalized TSNAs.

The manufacturing of the SLATE product is carried out using our current supply chain. The “off-the-shelf” design of the SLATE product allows us to leverage our processes developed for personalized products.

As of July 6, 2020, 19 patients were enrolled in the Phase 1 portion of the Phase 1/2 study. Patients were 33 to 83 years of age (mean 58 years). Six patients had NSCLC, all of whom have previously been exposed to an anti PD-1 mAb. Six patients had MSS-

CRC, five had pancreatic adenocarcinoma, one had ovarian adenocarcinoma and one had ampullary adenocarcinoma. Cumulated doses across patients included 19 doses of ChAdV, 39 doses of SAM, 58 doses of nivolumab and 47 doses of ipilimumab. Overall, the safety findings as of July 6, 2020 were consistent with reversible, acute phase immune reaction including fever and injection site reactions. No dose-limiting toxicities were observed as of December 31, 2020. A summary of demographics and safety observations are presented below in Table 2.

Table 2. Interim Phase 1 data showed GRANITE (and SLATE) prime/boost immunotherapy in combination with nivolumab was well tolerated with adverse events indicative of an inflammatory response

As of the cutoff date, SLATE patients developed CD8+ T cells against multiple KRAS driver mutations but strong responses were observed only in a subset of patients (Figure 18). Patients with NSCLC, all of whom had progressed on prior immunotherapies, had the largest degree of CD8+ T cell development. The focus of our SLATE Phase 1/2 study is now with patients with advanced NSCLC (Figure 19). Based on these observations, we are developing an optimized KRAS-focused SLATE product candidate which will replace the initial product candidate in the ongoing Phase 2 portion of our Phase 1/2 study in the first half of 2021. The single-arm Phase 2 expansion cohort was initiated in the fourth quarter of 2020 and includes patients with advanced NSCLC with relevant KRAS mutations who have progressed on prior immunotherapy, and patients with tumors where a relevant TP53 mutation exists. Additional safety and efficacy data will be presented once data has matured.

Figure 18. CD8+ T cells are consistently induced against multiple KRAS driver mutations, but strong responses are observed only in a subset of patients.

Figure 19. Patients with NSCLC, all of whom had progressed on prior IO appear to have the largest degree of clinical benefit.

Our Phase 1/2 Trial of Personalized Immunotherapy candidate, GRANITE (GO-004)

In September 2018, our IND for our “N of 1” product candidate, GRANITE, was cleared by the FDA, and in December 2018, the FDA granted Fast Track designation to GRANITE for the treatment of colorectal cancer. In the fourth quarter of 2018, we initiated our first-in-human, Phase 1/2 trial, which we refer to as GO-004, with investigation of intramuscular heterologous prime-boost immunization with ChAdV and SAM in combination with mAb to PD-1 and CTLA-4. Our Phase 1/2 trial is actively enrolling newly diagnosed, advanced lung, gastro-esophageal and bladder cancer patients who are receiving first-line chemotherapy treatment. Production of the immunotherapy takes place while patients are receiving their initial chemotherapy. Patients subsequently receive our experimental, personalized immunotherapy candidate in checkpoint inhibitors as either maintenance therapy or second-line therapy. Patients with relapsed colorectal cancer patients with MSS tumors have trivial responses to current immunotherapies (Le at al., New England Journal of Medicine (2015)) and are also eligible combination with for GO-004 if their tumor has been predicted to have adequate TSNA to merit inclusion in our program using our EDGE model. We exclude patients who have large mutational loads and are well served by currently approved immunotherapy, such as melanoma patients and those with colorectal cancer with microsatellite instability. The Phase 1 portion of our Phase 1/2 trial has established a dose for further investigation in the Phase 2 portion and evaluated safety, tolerability and, importantly, immunogenicity of GRANITE. In the fourth quarter of 2020, we advanced into Phase 2 expansion cohorts. The Phase 2 portion of the GRANITE Phase 1/2 study includes a cohort for patients with MSS-CRC who have progressed on FOLFOX/FOLFIRI therapy and a second cohort for patients with GEA who have progressed on chemotherapy.

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

Patients in the Phase 1 portion of our Phase 1/2 trial receive an initial administration of ChAdV as a prime at a fixed dose of 1012 viral particles throughout the study, succeeded by multiple dose levels of SAM boosts (heterologous prime-boost). Dose levels of SAM start at 30 mg (Dose Level 1) and are escalated to 100 mg (Dose Levels 2 and 3) and to 300 mg (Dose Level 4), safety signals permitting. All patients receive anti-PD-1 intravenously throughout the study at the approved label dose of 480 mg every 4 weeks. Co-administration of a fixed, low dose of 30 mg of subcutaneous anti-CTLA-4 with ChAdV prime and SAM boosts has been initiated once Dose Level 2 has been cleared. A total of 8 boosts are planned.

The Phase 1 portion of GO-004 evaluated the safety, tolerability, dose, immunogenicity and preliminary efficacy of the combination of the immune checkpoint inhibitors nivolumab and ipilimumab with GRANITE.

As of July 6, 2020, 10 patients were enrolled in the Phase 1 portion of our Phase 1/2 study. Enrolled patients were aged 38 to 76 years (mean 59 years). Tumor types included NSCLC (five patients), MSS-CRC (four patients) and GEA (three patients). One patient was previously been exposed to an anti PD-1 mAb. Cumulated doses across patients included 11 doses of ChAdV, 44 doses of SAM, 61 doses of nivolumab and 14 doses of ipilimumab. Overall, the safety results as of the cutoff date were consistent with reversible, acute phase immune reaction encompassing fever (including one patient with two transient Grade 2 severe adverse events), injection site reactions and skin rashes. One patient presented with self-limiting asymptomatic Grade 3 creatinine kinase elevation of unknown etiology. No dose-limiting toxicities were observed. Summary of demographics and safety observations are presented in Table 2 above.

As of January 2021, immunogenicity data was available for seven of the eight patients treated at Dose-Levels 1 to 4. Overnight IFNg ELISpot assays against each patient’s own 20 TSNA showed neoantigen-specific CD8+ T cell responses two to four weeks after priming that were further enhanced with subsequent boosts to levels ranging from 100 to 3,000 spots/106 PBMCs. Broad polyfunctional CD8+ T cell responses to multiple neoantigens were observed, including de novo priming of T cells (Figure 20). In one Dose-Level 3 patient with MSS-CRC, we observed a decrease of some metastatic lung and liver lesions concomitant with normalization of liver enzymes and of the carcinogen embryogenic antigen (“CEA”), a biomarker often elevated in patients with colorectal cancers. We also observed in this patient a reduction of circulating tumor DNA (“ctDNA”), a more specific albeit experimental biomarker specific to this patient's tumor (Figures 21-23).

Figure 20. Strong neoantigen-specific CD8+ T cell responses to multiple neoantigens are consistently induced across all patients using an ex vivo (overnight) ELISpot assay with short peptides

Figure 21. Several patients continue experimental treatment beyond apparent radiologic progression

Figure 22. Clear evidence of clinical benefit in a patient with MSS-CRC (Patient G8, Dose-Level 3)

50-year-old female with MSS-CRC

Prior Therapy

FOLFOX/bev (15 months) → PD → FOLFIRI/bev (6 months) →

Study Treatment

Every 4 weeks over first 6 months
Weeks
0
4
20
Nivo
Ipi
5-FU/bev

Clinical status

- 112+ days on study, clinically feeling well

Tumor response

- Best overall response: SD at week 16 (one liver lesion stable, all other lesions shrinking)
- TMB = 7 mutations/MB

T-cell response

- T cells induced with prime and further increased with boost

ctDNA kinetics

- Increase in ctDNA levels at 1 month correlating with CEA spike followed by decrease with loss of some variants (16 of 20 total variants detected)

Ex vivo ELISpot
Vehicle
CD8 Pool
SFU per 10^6 cells
300
200
100
0
LOD
0
2
4
8
12
Weeks post Prime

Neoantigen ctDNA
Variant Allele Frequency (%)
2.50%
2.25%
2.00%
1.75%
1.50%
1.25%
1.00%
0.75%
0.50%
0.25%
0.00%
0
4
8
12
Weeks post Prime

Laboratory Value
160
140
120
100
80
60
40
20
0
0
4
8
12
16
Weeks post prime
CEA (ng/mL)
ALT (U/L)
AST (U/L)

Figure 23. Lung CT shows transient lesion expansion at week 8 (possible T cell infiltration) then contraction (Patient G8, Dose-Level 3)

Additional immunogenicity, safety and preliminary efficacy data will be presented once data has matured.

We hypothesize that personalized immunotherapy should ideally be administered in earlier lines of treatment, in the context of minimal residual disease and an optimal immune system. Depending on the safety profile observed during the Phase 1 portion of GO-004 and in parallel to single-arm cohort expansions in the Phase 2 portion of GO-004, we are considering options to conduct Phase 2 trials in earlier lines of treatment where our personalized immunotherapy candidates would be used as consolidation following first-line therapy. Likewise, in patients with tumors at very high risk of relapse following complete surgical resection, we may use our personalized immunotherapy candidate in the adjuvant setting with the goal of preventing recurrence of their disease. In this particularly challenging setting, we plan to use circulating tumor DNA, or ctDNA, to detect the presence of remaining tumor cells following surgery and during adjuvant immunotherapy. We believe ctDNA technology will soon be accepted by investigators and health authorities as a validated surrogate endpoint of efficacy alongside well-established clinical endpoints, such as metastasis-free survival, recurrence/progression-free survival and overall survival. We believe the specific risk-benefit profile of patients with localized, high-risk disease will likely require discussion with health authorities based on the outcome of the Phase 1 portion of our GO-004 study. Therefore, we expect to initiate our randomized Phase 2 adjuvant study in the second half of 2021.

Bispecific antibodies

Antibodies are an important component of immune defense against disease. The most common antibody type in humans, immunoglobulin G, or IgG, evolves within a human/patient and bears two identical arms to recognize its specific target. In contrast to monoclonal antibodies, bispecific antibodies employ different antigen specificities within the two arms—one arm recognizes a tumor antigen and the other recognizes immune-effector cells. We are developing bispecific antibodies using an anti-tumor TCR-mimetic antibody arm in the form of a Fab or a single chain antibody fragment, or scFv, as the tumor-binding domain of a bispecific antibody, thus generating a suite of bispecific antibodies capable of engaging our novel targets identified by the EDGE platform, as illustrated by Figure 24 below.

Figure 24. Schematic representation of monoclonal antibodies and two exemplary bispecific formats.

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

While many different bispecific antibody formats have been described, no single platform has emerged as an optimal solution for all targets or therapeutic applications. Rather, “rules” governing optimal activity are determined empirically for a given target pair. We are working to determine whether this target class has shared rules for optimal formatting, and we are converging on a favored format. Critical parameters include number of binding sites for each target, spacing among the binding sites, and engineered or inherent properties to drive optimal serum half-life. Affinity for each target, as well as where specifically the bispecific antibody binds each target (epitope) are also important characteristics. We have built the capability to generate large numbers of lead candidate combinations employing our TCR mimetic antibodies formatted as scFv or as traditional antibody arms and combined with a variety of distinct targeting arms. Additionally, we are developing critical assays to evaluate the safety and potency of novel candidates. Finally, we are deploying state of the art development and formulation techniques to ensure selection of candidates with robust drug-like properties for investigation. We believe these capabilities will allow efficient selection of candidates to move forward through the optimization process.

We have generated a variety of TCR-mimetic antibodies as bispecifics with different TCR-targeting arms and have obtained encouraging in vitro proof of concept data, including binding and killing of cells displaying the peptide-HLA target.

One of our most advanced programs targets CT83 peptide-HLA complexes on tumor cells that are present with high prevalence in esophageal, gastric adenocarcinoma, lung adenocarcinoma and lung squamous tumors. The optimized molecule is a 2+1 antibody that is comprised of two binding sites to the tumor target and one binding site to the CD3 on immune-effector cells. This advanced lead molecule is designed to bind specifically to the target peptide-HLA complex, but not to predicted off-target peptides. Each tumor binding site has an affinity in the range of low to sub-nM and a combined avidity in the low pM range. Molecular assessment data revealed a stable molecule with drug-ability properties. Its observed half-life in Tg32 mice predicted a human half-life comparable to most IgGs. Our lead molecule showed cytotoxic activity at a broad range of target density, potentially able to kill tumors containing a low target copy number/cell. Figure 25 below shows killing of cells in vitro having 30,000, 4,500 or 500 target copies/cell by our lead bispecific antibody.

Figure 25. Cytotoxic activity of lead TCR-mimetic bispecific observed in vitro.

A375-CT83-Luc
30,000 copies/cell
%Luc signal loss
BiS, ug/mL

A375-Luc
0 copies/cell
%Luc signal loss
BiS, ug/mL

NCI-H1703-Luc
4500 copies/cell
%Luc signal loss
BiS, ug/mL

NCI-H820-Luc
500 copies/cell
%Luc signal loss
BiS, ug/mL

The above figure shows the in vitro cytotoxic activity of our lead bispecific antibody directed against a CT83 peptide-HLA complex presented on tumor cells at different target densities (30,000, 4,500 and 500 copies/cell). Briefly, cells expressing CT83 and luciferase were plated at 5x104 cells/well in a 96 well plate, incubated for 3 hours for adhesion to the plate, human T cells added at a ratio of 5:1 effector to target cell. Bispecific antibody was added at various concentrations. Cultures were incubated for 3 days. Luciferase signal was assessed using Promega’s Bio-Glo assay and read on SpectraMax. Signal was normalized to control wells to determine percent of cytotoxicity.

While we advance our preclinical candidates towards manufacturing and ultimately the clinic, we also consider partnering. We recognize several advantages to partnering, including experience with proprietary effector targeting arms, experience with CMC, and assays for selection of ideal candidates. By pursuing both internal and external paths, we intend to maximize opportunities to rapidly advance to the clinic as well as to retain internal value and position for Gritstone.

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

We are developing TCRs and antibodies that specifically recognize these novel shared tumor-specific antigens and their corresponding HLA surface proteins. These targets can be addressed therapeutically using several different formats, such as adoptive T cell therapy, bispecific antibody approaches and vaccination. These programs are in early development. Our TSNA and shared tumor antigen discovery programs are shown in Figure 26 below.

Figure 26. Our TSNA and Shared Tumor Antigen Discovery Programs

TCR-Mimetic Antibodies

While TCRs are the natural biological recognition elements on T cells for a particular HLA/peptide complex, it is possible to identify antibodies that bind with high affinity and selectivity to a particular HLA/peptide complex (Dubrovsky et al, OncoImmunology (2016)). These have been termed TCR-mimetic antibodies. Working with a third-party contract research organization, or CRO, we have screened a highly diverse bacteriophage display library, and identified TCR-mimetic antibodies against several novel CTA HLA/peptide complexes that were identified by our proprietary EDGE platform.

During the isolation process, the library was negatively selected against a panel of closely-related peptide-HLA complexes. We identify closely-related peptides, then use EDGE to predict those potential off-target liabilities that are most likely to be displayed. As a result, we identify highly specific leads without cross-reactivity to closely related structures. The candidate antibodies identified bear many properties that make them attractive entities to move forward as components of lead biologic drugs. First, they are directed against highly tumor-specific targets, allowing development of selective drugs designed to bind only to tumor, leaving normal tissues untouched. Second, the leads exhibit good affinity, which we have further improved by directed evolution approaches as part of lead optimization. The library was comprised of single-chain versions of antibody variable domains (“scFv”), responsible for antigen binding. scFvs are ideal modular building blocks for combining multiple specificities into a single molecule.

Figure 27. Comparison of one of Gritstone’s proprietary TCR-mimetic antibody in complex with peptide-HLA with a published TCR in complex with its cognate peptide-HLA (same HLA haplotype).

TCR-mimetic Ab footprint
TCR footprint
TCR-mimetic Fab
TCR
peptide
HLA-A2

As indicated in the above figure, there are many striking similarities between the TCR-mimetic antibody and the TCR recognizing their MHC/peptide complexes, including footprint, angle of interaction, and overall surface area covered.

We have carefully defined the exact nature of TCR-mimetic antibody binding to peptide-HLA target antigens. We have individually altered each amino acid in the peptide (in the peptide-HLA complex) to establish the specificity of TCR-mimetic binding. We have also defined the footprint of TCR-mimetic antibody binding on its target using both (a) X-ray crystallography (direct visualization of binding) and (b) a “protection” assay whereby antibody binding to its target physically protects target structures from chemical modification. Figure 27 above shows the high-resolution structure of one target peptide-HLA molecule in complex with one of our lead antibodies. The footprint and angle of interaction are strikingly similar between the TCR mimetic antibody and a published structure of a typical TCR bound to its cognate HLA/peptide complex. Multiple TCR-mimetic leads have been identified against a set of target HLA/peptide complexes for tumor-specific targets identified by our proprietary EDGE platform, that bind, similarly to the natural TCR interaction, with high affinity and specificity. We believe these candidates are an ideal starting point for building a portfolio of bispecific antibody leads.

T Cell Receptors

TCRs recognize HLA/peptides, and once we have identified CTA-derived peptides plus their HLA binding partner as tumor-specific antigens, we can proceed to the identification of matched TCRs. This is performed using healthy HLA-matched donors as a source of diverse T cells and screening these T cells against the target HLA/peptides. T cells that activate and expand in response to a target HLA/peptide will express relevant TCRs, and these can be characterized by isolation of the relevant T cells and sequencing of their TCR genes. These natural TCRs may offer advantages over alternative TCR identification approaches. We possess the internal expertise to identify HLA/peptide specific TCRs from HLA-matched donor blood or from vaccinated cancer patients, and we may partner those TCRs with established adoptive T cell therapy companies.

New Developments

COVID-19 Program (CORAL)

Gritstone is advancing development of a second-generation vaccine candidate against SARS-CoV-2, the virus that causes COVID-19, designed to provide prolonged protection and potency against Spike mutants. Gritstone and NIAID, part of the National Institutes of Health, have entered into a clinical trial agreement to initiate clinical testing. We are collaborating on a Phase 1 clinical trial to be conducted through the NIAID-supported IDCRC. The IND has been approved, and volunteer subjects enrollment will start imminently. The Gates Foundation is supporting the preclinical evaluation of the vaccine candidate. Through a license agreement with LJI, one of the leading global organizations dedicated to studying the immune system, Gritstone has access to validated SARS-CoV-2 epitopes that have been identified through LJI’s studies of hundreds of patients recovering from COVID-19. Using these epitopes and the company’s proprietary Gritstone EDGETM and vaccine platform technologies, Gritstone is developing a novel vaccine candidate against COVID-19, containing Spike (similar to first generation vaccines) but also additional viral epitopes that offer potential targets for T cell immunity. Gritstone uses both self-amplifying mRNA and adenoviral vectors in an effort to deliver the SARS-CoV-2 viral antigens. Our preclinical work has shown that our SARS-CoV-2 vaccines induced sustained, high-titer neutralizing antibodies and T cell responses (Figure 28). As well as a potential role in protection against SARS-CoV-2, the notion of using evolutionarily conserved viral antigens (in addition to Spike) as the basis for a vaccine candidate that is designed to induce antibody and T-cell responses to provide protection against future coronavirus pandemics is an exciting concept that springs from our current work.

Figure 28. Heterologous Prime/Boost Drove Potent and Durable Immune Responses in Mice

License and Collaborations

HIV Vaccine in Collaboration with Gilead.

In February 2021, we announced that we had entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine-based immunotherapy for HIV infection. Together, we will develop an HIV-specific therapeutic vaccine using Gritstone’s proprietary prime-boost vaccine platform, comprised of SAM and adenoviral vectors, with antigens developed by Gilead. Under the terms of the agreement, Gilead invested $60.0 million, consisting of a $30.0 million upfront cash payment to us within 30 days of closing and a $30.0 million equity investment at a premium at closing. Gilead will be responsible for conducting a Phase 1 study for the HIV-specific therapeutic vaccine and holds an exclusive option under the collaboration to obtain an exclusive license to develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. Gritstone is also eligible to receive up to an additional $725.0 million if the option is exercised and if certain clinical, regulatory and commercial milestones are achieved, as well as mid single-digit to low double-digit tiered royalties on net sales upon commercialization.

Strategic Collaboration with bluebird bio

In August 2018, we entered into a research collaboration and license agreement with bluebird bio, Inc., or bluebird, to utilize our EDGE platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in bluebird’s cell therapy platform. Under the collaboration, we received a non-refundable up-front cash payment of $20.0 million and an additional $10.0 million in equity investment in our Series C convertible preferred stock. We are also eligible to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones associated with bluebird bio’s resulting cell therapy products, as well as tiered, single-digit royalties on sales of the TCR immunotherapy products that utilize the TCRs discovered by us. The royalty term for each TCR immunotherapy product shall be determined on a product-by-product and country-by-country basis and will commence on the first commercial sale of each product in a country and end on the latest of: (i) expiration or termination of the last to expire valid claim of the last licensed patent that covers the product pursuant to the agreement; (ii) expiration of all periods of regulatory exclusivity for the product in such country (in respect of sales in that country); and (iii) 10 years after the first commercial sale of such product in such country (in respect of sales in that country). bluebird will be solely responsible for all costs and expenses of its development, manufacturing, and commercial activities for resulting therapies.

The identification, validation, selection and development of the TCRs will be conducted during an estimated 5-year research term and may be extended by an additional year under certain conditions. The collaboration will be governed by a joint steering committee with representatives from us and bluebird. We and bluebird have exchanged non-exclusive licenses to carry out the research program, and, on a selected target-by-selected target basis, we have granted bluebird an exclusive worldwide license to research, develop, and commercialize resulting cell therapy products directed to such targets, including rights to utilize TCRs discovered by us. The collaboration term ends on a country-by-country and product candidate-by-product candidate basis based on completion of all payments owed to us by bluebird thereon. Either party may terminate the agreement upon written notice to the other party in the event of the other party’s uncured material breach, subject to a dispute resolution process. In addition, bluebird may terminate the agreement for convenience upon prior written notice to us.

License Agreement with Arbutus Biopharma Corporation

In October 2017, we executed a license agreement with Arbutus Biopharma Corporation (“Arbutus”). Certain terms of the agreement were modified by amendment in July 2018. Arbutus is a leader in LNP technology with a broad intellectual property estate and a large library of LNPs, including multiple LNPs being used in clinical development by its partners, as well as the chemistry expertise to synthesize novel LNPs with properties optimal for SAM.

Under the agreement, Arbutus grants us a worldwide, exclusive (even as to Arbutus, subject to certain limited exceptions), sublicensable, transferable license, to research, develop, manufacture, and commercialize our novel RNA-based platform for intracellular delivery of SAM encoding TSNA in combination with one or more of Arbutus’ proprietary LNPs. The licensed technology includes Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property and includes technology transfer of Arbutus’ manufacturing know-how.

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

Manufacturing

Manufacturing is a vital component of our personalized immunotherapy platform, and we are devoting significant resources to manufacturing and process development in an effort to maintain the potential safety and efficacy of our product candidates, as well as to reduce our per-unit manufacturing costs and time to market. The production of our personalized immunotherapy candidates requires two distinct elements for each patient: tumor biopsy analysis to determine candidate neoantigens, followed by manufacture of vectors containing a personalized cassette encoding the selected neoantigens. SLATE contains a fixed cassette with TSNA that is shared across a subset of cancer patients rather than a cassette unique to an individual patient, which is designed to provide an off-the-shelf alternative to our personalized manufactured product candidate, GRANITE. The manufacture of these vectors involves complex processes, including per-patient plasmid production, mammalian cell production of virus and RNA synthesis and lipid encapsulation. SLATE manufacturing, as a fixed, “off-the-shelf” product candidate, is not time-sensitive and is relatively straightforward operationally. GRANITE, on the other hand, is an “N of 1” product candidate and is manufactured in real-time for each patient, which involves a greater logistical burden.

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

Our manufacturing process begins with receipt of a patient’s routine biopsy and blood sample at our Cambridge, Massachusetts facility, where TSNA identification is performed using the EDGE platform. The TSNA sequences generated by our platform are sent electronically to a synthetic biology CMO to generate the patient-specific TSNA cassette, which is then cloned into each of the ChAdV and SAM vectors and amplified. Following amplification, the ChAdV vector containing the cassette is sent to our Pleasanton, California facility for ChAdV manufacture and production into vials. In parallel, the SAM vector until recently was sent to another CMO for RNA manufacture and then to a final CMO for formulation into LNP and production into vials. Currently, the entire manufacturing process, from biopsy receipt at Gritstone to the release and shipment of the personalized immunotherapy candidate to the clinical site for patient administration, takes approximately 16-20 weeks in principle. We expect this production and release timeline (and associated cost) will diminish over time due to process scaling, potential improvements in production and testing technologies and internal process expertise, internalizing production as well as potential reductions in regulatory testing requirements based on clinical experience.

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

Our medium-term goal is to internalize the majority of the manufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. In 2020, we continued to build the internal capability to manufacture our products entirely using internal facilities and staff. We continue efforts toward the phased integration of all manufacturing into our Pleasanton, California biomanufacturing facility. The ChAdV prime production is already fully integrated into the Pleasanton facility and we have largely completed integrating the plasmid and the SAM boost production in-house. We believe that operating our own manufacturing facility will provide us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term margins. Although we have developed these capabilities, we will assess which aspects will continue to be outsourced, and these may change over time.

For Gritstone’s recent COVID-19 (CORAL) program, manufacturing of early-stage clinical lots was initiated on our Pleasanton, California manufacturing facility towards the end of 2020. Product candidates include both self-amplifying mRNA and adenoviral vectors to deliver the SARS-CoV-2 viral antigens. Additional scale up activities involving CMOs will be needed as the CORAL program progresses leading to large demand for the product candidates.

Our manufacturing strategy is currently structured to support our U.S., E.U. and Australian development plans. We believe this manufacturing strategy developed for global distribution will enable use in other geographies. Specific supply strategies for other geographies will be developed as part of our clinical and commercial plans for such other geographies.

Commercialization Plan

Gritstone does not currently have any approved therapies, and we do not anticipate receiving marketing authorization for our early development candidates in either the United States or other worldwide regions in the near future. An internal expansion of sales, marketing, and commercial distribution capabilities would be developed once Gritstone has obtained clinical data that can support licensure following discussions with the FDA or other worldwide health authorities. If and when any of our development candidates are approved for commercialization, an infrastructure to support ongoing sales in the United States and possibly in some other regions will be created.

Competition

The biotechnology and pharmaceutical industries put significant emphasis and resources into the development of novel and proprietary therapies for treatment of cancer and infectious disease. We face substantial competition from many different sources, including large and specialty pharmaceutical and biotechnology companies, academic research institutions and governmental agencies and public and private research institutions. We anticipate that we will continue to face increasing competition in our field as new therapies, technologies, and data emerge.

In addition to the current standard of care for patients, commercial and academic clinical trials are being pursued by a number of parties in the field of immunotherapy. Results from these trials have fueled continued interest in immunotherapy, and our competitors include:

•

In the neoantigen space, Agenus Inc., BioNTech AG (which acquired Neon Therapeutics in May 2020) in collaboration with Genentech Inc., Moderna Therapeutics, Inc. in collaboration with Merck & Co. Inc., Advaxis Immunotherapies, Achilles Therapeutics, NousCom AG, ISA Pharmaceuticals BV, CureVac AG in collaboration with Eli Lilly and Company, Genocea Biosciences Inc., Vaccibody AS and PACT Pharma, Inc., or PACT.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products and services, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We rely on a combination of patents and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patent applications with claims relating to our products, methods, and manufacturing processes, and broader claims for potential future products and developments. As of December 31, 2020, our solely-owned patent portfolio includes, on a worldwide basis, pending patent applications and issued patents relating to our products, methods, and manufacturing processes.

As of December 31, 2020, our solely-owned patent estate includes a portfolio of pending patent applications related to our neoantigen-based platform; a portfolio of pending patent applications related to our infectious disease-based platform, including our bispecific antibody platform and TCRs. Details regarding these portfolios are provided below.

As of December 31, 2020, our solely-owned patent portfolio related to our neoantigen-based platform includes domestic and international patent rights with claims related to neoantigen identification and related uses and manufacture. Any patents that may issue from these pending patent applications are expected to expire between 2036 and 2042, absent any patent term adjustments or extensions.

As of December 31, 2020, our solely-owned patent portfolio related to our shared antigen-based platform, including our bispecific antibody platform and TCRs, includes domestic and international patent rights with claims related to shared antigens, shared antigen-binding proteins, and their related uses and manufacture. Any patents that may issue from these pending patent applications are expected to expire between 2038 and 2042, absent any patent term adjustments or extensions. In addition, in the ordinary course of our business, we also enter into agreements with other third parties for non-exclusive rights to intellectual property directed to other technologies that are ancillary to our business, including laboratory information management software and research and development tools.

In addition to patents, we have filed for trademark registration with the United States Patent and Trademark Office, or the USPTO, as well as certain other international trademark agencies, for “GRITSTONE,” “GRANITE,” “SLATE” and our logo. Furthermore, we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.

In some instances, we submit patent applications directly with the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than twelve (12) months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. We file U.S. non-provisional applications and Patent Cooperation Treaty, or PCT, applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within twelve (12) months of the original priority date of the patent application, and to designate PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

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

Our commercial success will also depend in part on not infringing the proprietary rights of third parties. In addition, we have licensed rights under proprietary technologies of third parties to develop, manufacture and commercialize specific aspects of our products. It is uncertain whether the issuance of any third-party patent would require us to alter our development or commercial strategies, alter our processes, obtain licenses or cease certain activities. The expiration of patents or patent applications licensed from third parties or our breach of any license agreements or failure to obtain a license to proprietary rights that we may require to develop or commercialize our future technology may have a material adverse impact on us. If third parties prepare and file patent applications in the United States that also claim technology to which we have rights, we may have to participate in interference proceedings in the USPTO to determine priority of invention.

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

In the United States, the FDA regulates biologic products under both the Federal Food, Drug and Cosmetic Act and the Public Health Service Act and their respective implementing regulations. Our product candidates are subject to regulation by the FDA as biological products. Biological products require the submission of a biologics license application, or BLA, and licensure, which constitutes approval, by the FDA before being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. Failure to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval may result in administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, suspension or revocation of approved applications, warning letters, product recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

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
•

performance of adequate and well-controlled human clinical trials in accordance with the IND, protocol, and FDA’s good clinical practice, or GCP, regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;

•	preparation of and submission to the FDA of a BLA after completion of all pivotal clinical trials;
•	satisfactory completion of an FDA Advisory Committee review, if applicable;
•	a determination by the FDA within 60 days of its receipt of a BLA to file the application for review;
•

satisfactory completion of an FDA pre-approval inspection of the manufacturing facility or facilities at which the proposed product is produced to assess compliance with cGMP and to assure that the facilities, methods and controls are adequate to preserve the biological product’s continued safety, purity and potency, and of selected clinical investigation sites, clinical investigators, and/or us as the clinical trial sponsor to assess compliance with GCP regulations;

•	payment of user fees for FDA review of the BLA unless a fee waiver applies;
•	agreement with FDA on the final labeling for the product and the design and implementation of any required Risk Evaluation and Mitigation Strategy, or REMS; and
•	FDA review and approval of the BLA to permit commercial marketing of the product for particular indications for use in the United States.

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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, under the National institutes of Health, or NIH, Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules, or NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them. Thus, companies are still subject to significant regulatory oversight by the FDA, IRBs and, if applicable, the IBC of each institution at which it conducts clinical trials.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Generally, a separate submission to the existing IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. Furthermore, an independent IRB for each site proposing to conduct the clinical trial must review and approve the plan for any clinical trial (including its informed consent form) before the clinical trial begins at that site, as well as monitor the study until completed. Regulatory authorities, the IRB or the sponsor may suspend a clinical trial at any time on various grounds, including a finding that the subjects are being exposed to an unacceptable health risk or that the trial is unlikely to meet its stated objectives. Some studies also include oversight by an independent group of qualified experts organized by the clinical study sponsor, known as a data safety monitoring board, which provides authorization for whether or not a study may move forward at designated check points based on access to certain data from the study and may halt the clinical trial if it determines that there is an unacceptable safety risk for subjects or other grounds, such as no demonstration of efficacy. There are also requirements governing the reporting of ongoing clinical studies and clinical study results to public registries.

For purposes of BLA approval, human clinical trials are typically conducted in three (3) sequential phases that may overlap.

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

In some cases, the FDA may require, or companies may voluntarily pursue, additional clinical trials after a product is approved to gain more information about the product. These so-called Phase 4 studies may be made a condition to approval of the BLA. Concurrent with clinical trials, companies may complete additional animal studies and develop additional information about the biological characteristics of the product candidate, and they must finalize a process for manufacturing the product in commercial quantities in accordance with cGMP requirements. The manufacturing process must be capable of consistently producing quality batches of the product candidate and, among other things, must develop methods for testing the safety, purity and potency. Additionally, appropriate packaging must be selected and tested, and stability studies must be conducted to demonstrate that the product candidate does not undergo unacceptable deterioration over its shelf life.

BLA Submission and Review

Assuming successful completion of all required testing in accordance with all applicable regulatory requirements, the results of product development, nonclinical studies and clinical trials are submitted to the FDA as part of a BLA requesting approval to market the product for one or more indications. The BLA must include all relevant data available from pertinent preclinical and clinical studies, including negative or ambiguous results as well as positive findings, together with detailed information relating to the product’s chemistry, manufacturing, controls, and proposed labeling, among other things. The submission of a BLA requires payment of a substantial application user fee to the FDA unless a waiver or exemption applies.

Once a BLA has been submitted, within sixty (60) days, the FDA first reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA’s goal is to review standard applications within ten (10) months after it accepts the application for filing, or, if the application qualifies for priority review, six (6) months after the FDA accepts the application for filing. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee to provide clinical insight on application review questions. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, as well as the sponsor, to assure compliance with GCP. If the FDA determines that the application, manufacturing process or manufacturing facilities are not acceptable, it will outline the deficiencies in the submission and often will request additional testing or information. Notwithstanding the submission of any requested additional information, the FDA ultimately may decide that the application does not satisfy the regulatory criteria for approval.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a REMS to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. For example, the FDA granted GRANITE fast track designation for treatment of colorectal cancer in December 2018. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast track product candidate has opportunities for frequent interactions with the review team during product development. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

A product candidate intended to treat a serious or life-threatening disease or condition may also be eligible for breakthrough therapy designation to expedite its development and review. A product candidate can receive breakthrough therapy designation if preliminary clinical evidence indicates that the product candidate may demonstrate substantial improvement over existing therapies on one or more clinically significant endpoints, such as substantial treatment effects observed early in clinical development. The designation includes all of the fast track program features, as well as more intensive FDA interaction and guidance beginning as early as Phase 1 and an organizational commitment to expedite the development and review of the product, including involvement of senior managers.

Any marketing application for a biologic submitted to the FDA for approval, including a product candidate with a fast track designation and/or breakthrough therapy designation, may be eligible for other types of FDA programs intended to expedite the FDA review and approval process, such as priority review and accelerated approval. A product is eligible for priority review if it has the potential to provide a significant improvement in the treatment, diagnosis or prevention of a serious disease or condition compared to marketed products. Sponsors may also obtain a priority review voucher upon approval of a BLA for certain qualifying diseases and conditions that can be applied to a subsequent BLA submission. Generally, priority review designation means the FDA’s goal is to take action on the marketing application within six (6) months of the sixty (60) day filing date, compared with ten (10) months under standard review.

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. In addition, the FDA currently requires that during the preapproval review period, accelerated approval applicants submit for the agency’s consideration promotional materials intended for use within 120 days following marketing approval, which could adversely impact the timing of the commercial launch of the product. After 120 days following marketing approval, unless otherwise notified by the agency, accelerated approval applicants are required to submit promotional materials at least 30 days prior to intended use.

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

Fast track designation, breakthrough therapy designation, priority review, accelerated approval, and RMAT designation do not change the standards for approval but may expedite the development or approval process. In addition, even if a product candidate qualifies for one or more of these programs, the FDA may later decide that it no longer meets the conditions for designation.

Orphan Drug Designation

Under the Orphan Drug Act, the FDA may grant orphan designation to a drug or biologic intended to treat a rare disease or condition, which is a disease or condition that affects fewer than 200,000 individuals in the United States, or if it affects more than 200,000 individuals in the United States, there is no reasonable expectation that the cost of developing and making available a drug or biologic for this type of disease or condition will be recovered from sales in the United States for that drug or biologic. Orphan drug designation must be requested before submitting a BLA. If, at the time a sponsor requests orphan designation for a drug, the FDA has previously approved a drug considered the “same drug” for the same rare disease or condition, to obtain orphan designation, the sponsor must provide a plausible hypothesis of clinical superiority over the previously approved same drug. After the FDA grants orphan drug designation, the generic identity of the therapeutic agent and its potential orphan use are disclosed publicly by the FDA. The orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review or approval process.

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease for which it has such designation, meaning there is no previously approved “same drug” for the same orphan condition, the product is entitled to orphan drug exclusive approval (or exclusivity). If there is a previously approved same drug for the same orphan condition, to obtain orphan exclusivity, the sponsor of the subsequent drug must demonstrate clinical superiority over the previously approved same drug. If granted, orphan exclusivity means that the FDA may not approve any other applications, including a full BLA, to market the same drug or biologic for the same orphan indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

A designated orphan drug may not receive orphan drug exclusivity that covers the full approved indication if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

Post-Approval Requirements

Any products manufactured or distributed pursuant to FDA approvals are subject to pervasive and continuing regulation by the FDA, including, among other things, requirements relating to record-keeping, reporting of adverse experiences and significant interruptions in manufacturing, periodic reporting, product sampling and distribution, and advertising and promotion of the product. After approval, most changes to the approved product, such as adding new indications or other labeling claims, are subject to prior FDA review and approval. There also are continuing user fee requirements, under which FDA assesses an annual program fee for each product identified in an approved BLA. Biologic manufacturers and their subcontractors are required to register their establishments with the FDA and certain state agencies, and are subject to periodic unannounced inspections by the FDA and certain state agencies for compliance with cGMP, which impose certain procedural and documentation requirements upon BLA sponsors and any third-party manufacturers. Changes to the manufacturing process are strictly regulated, and, depending on the significance of the change, may require prior FDA approval before being implemented. FDA regulations also require investigation and correction of any deviations from cGMP and impose reporting requirements upon us and any third-party manufacturers that we may decide to use. Accordingly, manufacturers must continue to expend time, money and effort in the area of production and quality control to maintain compliance with cGMP and other aspects of regulatory compliance.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are for uses of the product approved by the FDA, that are considered consistent with the approved label, and for which the company has appropriate substantiation, as applicable. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act, or collectively, the ACA, signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009, or BPCIA, which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product. A number of biosimilars have been licensed under the BPCIA, and numerous biosimilars have been approved in Europe, but no interchangeable biologic has been approved in the United States. The FDA has issued several guidance documents outlining an approach to review and approval of biosimilars.

Biosimilarity, which requires that there be no clinically meaningful differences between the biological product and the reference product in terms of safety, purity, and potency, can be shown through analytical studies, animal studies, and a clinical study or studies. Interchangeability requires that a product is biosimilar to the reference product and the product must demonstrate that it can be expected to produce the same clinical results as the reference product in any given patient and, for products that are administered to a patient more than once, the biologic and the reference biologic may be alternated or switched after one has been previously administered without increasing safety risks or risks of diminished efficacy relative to exclusive use of the reference biologic. Complexities associated with the larger, and often more complex, structures of biological products, as well as the processes by which such products are manufactured, pose significant hurdles to implementation of the abbreviated approval pathway, particularly for interchangeability determinations, that are still being worked out by the FDA.

Under the BPCIA, an application for a biosimilar product may not be submitted to the FDA until four (4) years following the date that the reference product was first licensed by the FDA. In addition, the FDA may not approve a biosimilar product until twelve (12) years from the date on which the reference product was first licensed. During this 12-year period of exclusivity, another company may still market a competing version of the reference product if the FDA approves an original BLA containing that applicant’s own preclinical data and data from adequate and well-controlled clinical trials to demonstrate the safety, purity and potency of the competing product. The BPCIA also created certain exclusivity periods for biosimilars approved as interchangeable products. At this juncture, it is unclear whether products deemed “interchangeable” by the FDA will, in fact, be readily substituted by pharmacies, which are governed by state pharmacy law.

The BPCIA is complex and continues to be interpreted and implemented by the FDA. In addition, government proposals have sought to reduce the 12-year reference product exclusivity period. Other aspects of the BPCIA, some of which may impact the BPCIA exclusivity provisions, as well as the ACA as a whole, have been the subject of recent litigation. As a result, the ultimate implementation and impact of the BPCIA is subject to significant uncertainty.

On December 20, 2019, the Further Consolidated Appropriations Act, 2020, or FCAA 2020, became law. Section 610 of Division N Title I, entitled “Actions for Delays of Generic Drugs and Biosimilar Biological Products”, provides biosimilar developers with a private right of action to obtain sufficient quantities of reference product from the brand manufacturer or another biosimilar manufacturer, necessary for approval of the developers’ biosimilar product. If a biosimilar developer is successful in its suit, the defendant manufacturer would be required to provide sufficient quantities of product on commercially-reasonable, market-based terms and may be required to pay the developer’s reasonable attorney’s fees and costs as well as financial compensation under certain circumstances. The purpose of section 610 is to promote competition in the market for drugs and biological products by facilitating the timely entry of lower-cost biosimilar products. We cannot determine what effect this may have on manufacturers that may develop biosimilar or other competing versions of our products once approved.

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business, which may constrain the financial arrangements and relationships through which we and our partners research, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, data privacy and security and transparency laws regarding drug pricing and payments and other transfer of value to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder, collectively, or HIPAA, and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act, or CCPA, the California Privacy Rights Act, or CPRA, and the EU General Data Protection Regulation, or GDPR, govern the privacy and security of personal data, including health-related data in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. For example, the Tax Act was enacted, which, among other things, removes penalties for not complying with ACA’s individual mandate to carry health insurance. On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court's decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. In January 2020, petitions for certiorari were filed requesting that the U.S. Supreme Court review the Fifth Circuit’s decision and ultimately decide the constitutionality of the ACA. In March 2020, the U.S. Supreme Court granted certiorari in the consolidated cases of Texas v. California and California v. Texas, both of which address the Fifth Circuit’s decision to strike down the individual mandate, while sending back to the district court the question of the overall law’s constitutionality. The U.S. Supreme Court heard oral arguments in this case in November 2020. It is also unclear how other efforts, if any, to challenge, repeal or replace the ACA will impact the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through March 31, 2021, and reduced payments to several types of Medicare providers.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies, enable the government to negotiate prices for drugs covered under Medicare, including H.R. 3 which passed the House, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including potentially removing the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid, eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors, which is currently stayed, create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers, and facilitate the importation of certain lower-cost drugs from other countries. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

Our Interactions with the FDA

EDGE Medical Device Development

In two separate FDA interactions, the FDA advised us that our machine learning software will not be subject to medical device diagnostic regulations. In August 2016, the FDA’s Center for Devices and Radiological Health (“CDRH”), determined that the TSNA prediction software is a Non-Significant Risk, or NSR, device, and that an investigational device exemption (“IDE”), submission is not required to conduct clinical studies with our product candidate. In April 2017, the FDA’s Center for Biologics Evaluation and Research, or CBER, confirmed that medical device diagnostic regulations do not apply to our testing and processing of the patient-specific TSNA, and that quality requirements could be met through compliance with biologic cGMPs. Based on these interactions, we believe no additional device-related regulatory submissions (such as an IDE or pre-market approval application (“PMA”)) or device development activities are required and our TSNA prediction software procedure will be regulated as part of our cGMP manufacturing process.

GRANITE Development Program

Preclinical Safety

To address the personalized nature of our therapy in a Pre-Pre-IND interaction with the FDA’s CBER Office of Tissues and Advanced Therapies, or OTAT, the FDA advised us that a single toxicological animal study with a representative vector could be able to support preclinical safety for purposes of IND submission. Subsequent to this discussion, we submitted proposed protocols for GLP toxicology and biodistribution studies for OTAT’s review in connection with a Pre-IND meeting, and OTAT agreed that a single GLP toxicology study could support IND submission. In this GLP toxicology study, we administered our ChAdV and the SAM vectors to Indian Rhesus macaques. The heterologous prime-boost immunotherapy approach when administered intramuscularly was well tolerated at the clinical maximal dose of each platform, with some animals presenting flu-like symptoms. Preclinical chemistry findings included a transient increase in select cytokines, which resolved rapidly.

Clinical Regulatory

In our GRANITE Pre-IND meeting with OTAT, the FDA previewed Clinical Protocol GO-004 and confirmed that the overall design appeared reasonable, while providing comments on the study populations and dose determination which we incorporated into the Phase1/2 protocol. OTAT also concurred with our dose limiting toxicity assessment criteria, but reserved comment on the starting dose and dose escalation pending the completion of planned preclinical studies. We intend to include these elements in the protocol, which may permit a faster progression and fewer patients to reach the clinical protocol’s combination cohort (Phase 1, Part C).

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

Clinical Regulatory

In our SLATE Pre-IND communication with OTAT, the FDA previewed Clinical Protocol GO-005 and confirmed that the overall design appeared reasonable and requested we add language to clarify our proposed dose escalation and stopping rules. The FDA had additional questions on our proposed Next Generation Sequencing method to screen patients for their HLA type and communicated that this novel method may be viewed as a companion diagnostic.

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

SLATE Regulatory Milestones

The FDA cleared our IND for SLATE in June 2019.

CORAL Development Program

A pre-IND interaction with the FDA was conducted to review the proposed clinical investigation of ChAdV vectors encoding the SARS-CoV-2 and CD8+ T-cell epitope spike antigen sequences in normal healthy subjects. The FDA concluded that the overall manufacturing and release testing for the CORAL vaccines, which is similar to the GRANITE/SLATE process, appeared acceptable and requested detail on the transfection process, grade of materials, and release tests be submitted in the IND. Gritstone also received feedback that pre-clinical pharmacokinetic, and toxicology studies conducted in support of the GRANITE IND could be used to support the safety information needed to initiate the SARS-CoV-2 clinical study, and that additional animal immune response pharmacodynamic data would be submitted within the IND. The FDA previewed the proposed clinical protocol, confirmed that the overall design appeared reasonable and requested Gritstone include language to clarify dose escalation, stopping rules and a sentinel arm. The FDA requested that Gritstone exclude those subjects who are being treated with COVID-19 investigational agents or who have a high risk of potential exposure to SARS-CoV-2.

We expect an IND/DMF for this program will be filed with the FDA in March 2021.

Financial Information About Segments

We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. See "Note 2. Summary of Significant Accounting Policies" in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Employees

As a mission-driven organization, we value and foster a culture of collaboration, discovery and passion, which is reflected in our hiring and retention strategies. We employ talented individuals who have the skills and expertise to meet the challenges of our mission, and we recognize that our employees are key to our success. Our human capital resources objectives include hiring goals set to provide us with necessary expertise, integrating new employees, and retaining, incentivizing and developing our existing employees.

As of December 31, 2020, we had 169 full-time employees, including a total of 39 employees with M.D. or Ph.D. degrees. Within our workforce, 71 employees are engaged in research and development, 60 in manufacturing and quality, and 38 are engaged in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.gritstoneoncology.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC's Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

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

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

•

Our business is dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, both of which are in early-stage clinical trials;

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

•

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations;

•

We currently perform the majority of the manufacturing of our initial product candidates internally and rely on qualified third parties to supply some components of our initial product candidates. Our inability to manufacture sufficient quantities of GRANITE, SLATE, CORAL or any future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially and adversely affect our business;

•

We face significant competition in an environment of rapid technological and scientific change, and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete;

•	If we fail to attract and retain senior management and key scientific personnel, our business may be materially and adversely affected;

•	Our success depends on our ability to protect our intellectual property and our proprietary technologies and to avoid infringing the rights of others; and
•	Our stock price is volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We initiated our Phase 1/2 clinical trials, GO-004 for our first personalized cancer immunotherapy candidate, GRANITE, in the fourth quarter of 2018 and GO-005 for our off-the-shelf cancer immunotherapy candidate, SLATE, in the third quarter of 2019. We are collaborating on a Phase 1 clinical trial of our second-generation vaccine candidate against SARS-CoV-2, CORAL, to be conducted through the NIAID-supported IDCRC, for which the IND has been approved and volunteer subjects enrollment will start imminently.

We have had significant operating losses since our inception. Our net losses for the years ended December 31, 2020, 2019 and 2018 were approximately $105.3 million, $94.4 million and $64.8 million, respectively. As of December 31, 2020, we had an accumulated deficit of $326.3 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our GRANITE, SLATE, and BiSAb programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop GRANITE, SLATE, the BiSAb program and any future product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of December 31, 2020, we had capital resources consisting of cash, cash equivalents and marketable securities of $171.1 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of GRANITE, SLATE, our BiSAb program, and any other future cancer immunotherapy candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE and SLATE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE or any future immunotherapy product candidates.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least twelve (12) months. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity or debt financings or other sources, such as strategic collaborations. Such financing may result in dilution to stockholders, imposition of burdensome debt covenants and repayment obligations, or other restrictions that may affect our business. If we raise additional funds through licensing or collaboration arrangements with third parties, we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

•

the scope, progress, results and costs of developing our second-generation vaccine against SARS-CoV-2, CORAL, for which we are collaborating on a Phase 1 clinical trial to be conducted through the NIAID-supported IDCRC, for which the IND has been approved and volunteer subjects enrollment will start imminently;

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

Risks Related to Our Business

Our business is highly dependent on the successful development, regulatory approval and commercialization of our product candidates, primarily our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, both of which are in early-stage clinical trials.

We have no products approved for sale. Both GRANITE and SLATE are in the early stages of clinical trials. As such, we face significant translational risk with GRANITE and SLATE specifically and our tumor-specific immunotherapy approach generally. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE and SLATE, as well as other product candidates derived from our tumor-specific immunotherapy approach, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, our product candidates based on our tumor-specific immunotherapy approach have only been tested in a small number of humans, and, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy of a personalized immunotherapy treatment sufficient to warrant approval for commercialization.

We have not previously submitted a biologics license application, or BLA, to the FDA, or similar filing seeking regulatory approval to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, GRANITE, SLATE or any future product candidates (including CORAL and our HIV vaccine) may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

•	our ability to complete investigational new drug application, or IND, enabling studies and successfully submit an IND for future product candidates;

•	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•	our ability to consistently manufacture on a timely basis our personalized and “off-the-shelf” immunotherapy candidates;

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

•

our ability to successfully develop a commercial strategy and thereafter commercialize GRANITE, SLATE or any future product candidates (including CORAL and our HIV vaccine) in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

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

The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, and we cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a cell therapy product candidate in the United States or how long it will take to commercialize a product candidate, if and when approved. Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell therapies and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. Additionally, under the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies. Additionally, adverse developments in clinical trials conducted by others of cell therapy products or products created using similar technology, or adverse public perception of the field of cell therapies editing, may cause the FDA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing technologies such as ours, either of which could materially harm our business. As we advance our product candidates, we will be required to consult with various regulatory authorities, and we must comply with applicable laws, rules, and regulations, which may change from time to time including during the course of development of our product candidates. If we fail to do so, we may be required to delay or discontinue the clinical development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Even if we comply with applicable laws, rules, and regulations, and even if we maintain close coordination with the applicable regulatory authorities with oversight over our product candidates, our development programs may fail to succeed. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market would materially and adversely affect our business, financial condition, results of operations and prospects.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. Although we initiated our Phase 1/2 clinical trials, GO-004 in the fourth quarter of 2018 and GO-005 in the third quarter of 2019, we may experience delays in enrolling or completing those trials. Additionally, we cannot be certain that studies or trials for GRANITE, SLATE or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

•	inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;

•	the FDA or comparable foreign regulatory authorities disagreeing as to the design or implementation of our clinical trials;

•	delays in obtaining regulatory authorization to commence a trial;

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We are also aware that several CROs based in the U.S. that provide preclinical services are experiencing heavy demand which may impact their ability to start new studies and lead to delays in the commencement of our preclinical studies. In addition, several U.S.-based academic research organizations have also experienced shutdowns. However, neither of these has caused any material impact on our business.

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

•

we or our investigators might have to suspend or terminate clinical trials of our product candidates for various reasons, including noncompliance with regulatory requirements, a finding that our product candidates have undesirable side effects or other unexpected characteristics, or a finding that the participants are being exposed to unacceptable health risks;

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

We have initially developed our GRANITE personalized cancer immunotherapy candidates based on the prediction of a patient’s TSNA, in order to address a variety of cancers, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and colorectal cancers. GRANITE is now being evaluated in the Phase 2 portion of the GO-004 trial, which started enrolling patients in Q3 2020 with an objective to identify interpretable signals of efficacy when combining our vaccine candidate with immune checkpoint inhibitors with a focus on tumor types that do not respond to immune checkpoint inhibitors (MSS colorectal cancers), respond poorly (gastroesophageal cancers) or have progressed after first line therapy with immune checkpoint inhibitors (NSCLC). The clinical trial of SLATE, our off-the-shelf product candidate is currently evaluating subjects with mutation positive and metastatic and advanced solid tumors, including NSCLC, colorectal and pancreatic cancers. SLATE is now being evaluated in the Phase 2 portion of the GO-005 trial, which is now focusing on patients with NSCLC while we are preparing an improved KRAS-focused cassette to treat patients with KRAS-positive tumors, and will resume accrual of patients with pancreatic and colorectal cancer once this new version of the product candidate is available in the first half of 2021. We have strategically determined to initially focus solely on the development of personalized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapy indications or those with a greater likelihood of success.

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

Traditionally, novel therapeutics are developed and approved in late (third) line therapy of cancer patients. Such clinical programs carry risk of failure because patients are often quite frail, with effects of multiple rounds of prior therapy weakening bone marrow, immune systems and general fitness. Immunotherapy, such as checkpoint inhibitors, has generally been shown to be more effective when used in earlier lines of therapy, with prospect of very durable responses in some patients; and, there is a trend towards earlier use of these agents, avoiding in particular cytotoxic chemotherapy agents which carry substantial toxicity and very little prospect of long-term responses. Our clinical development program also aims to study our products in early stages of cancer treatment (referred to as, adjuvant therapy), which carry a higher safety bar, and often a greater expectation of efficacy over control arms. Such studies may thus be relatively large and slow to achieve maturity. There are new tools available to stratify cancer patients for risk of recurrence or progression, such as liquid biopsies that measure the amount of circulating tumor-derived DNA. We will utilize these tools to attempt to expedite clinical trials in early-stage cancer patients by focusing upon patients at above-average risk of disease recurrence or progression, which events are typical endpoints in clinical trials. The development of liquid biopsies is at an early stage, however, and these tools may prove to carry low utility and thus render early-stage cancer trials slow, necessarily large and expensive. The safety of our product candidates in combination with checkpoint inhibitors in early lines of therapy may also prove to be unacceptable.

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

While our SLATE product is designed to be readily available (off-the-shelf), GRANITE will initially take approximately 14-18 weeks post-sequencing to be manufactured and released for human use, and this long timeline demands that either patients are consented and entered into our trials when they start a prior line of therapy, and start our therapy upon disease progression, or we initiate treatment in patients who have entered the maintenance phase of their original line of treatment. For example, we might enroll newly diagnosed patients who are due to receive front-line chemotherapy and then start their therapy with our immunotherapy product candidate as second-line treatment when they progress upon front-line chemotherapy or fail to tolerate it. This carries the risk of time delays or drop-out, i.e. patients may not progress after first-line chemotherapy for a long time, or they may decide not to receive an immunotherapy product candidate we have manufactured for them, at our expense. Alternatively, we may treat first-line patients once they have completed their initial treatment and have not progressed (called maintenance therapy)—this renders efficacy harder to interpret versus simple treatment studies (any objective response cannot clearly be attributed to our products) and may be complicated by standard of care treatments which may necessarily be continued alongside our immunotherapy candidates, further confounding interpretation of efficacy.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. As a result of the COVID-19 pandemic, we have continued to experience delays in patient enrollment and challenges in monitoring patients once on study. We anticipate facing additional challenges if the COVID-19 pandemic continues or worsens. In particular, patients may elect to receive a chimpanzee adenovirus-based COVID-19 vaccine, which may delay their eligibility to receive our vaccine candidate by at least 4 months.

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

In addition, our facilities and the facilities used by our CMOs to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing process at our CMOs and are completely dependent on them for compliance with current regulatory requirements. If we or our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on our or their manufacturing facilities for the manufacture of elements of our product candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CMOs inadequate for the manufacture of our product candidates or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

Our tumor-specific product candidates are biologics with complex and time-consuming manufacturing processes, and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our tumor-specific immunotherapy product candidates, GRANITE and SLATE, are considered to be biologics, and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. SLATE is designed using known genetic sequences available from public databases, while the manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples. Both GRANITE and SLATE require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our personalized immunotherapy GRANITE in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process, from biopsy receipt and sequencing completion to the release and shipment of GRANITE to the clinical site for patient administration, will initially take approximately 14-18 weeks. In addition, our manufacturing process for both GRANITE and SLATE are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted and the resulting delay may adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action including withdrawal of our products from the market, if licensed.

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

Furthermore, if microbial, viral or other contaminations are discovered in our supply of our product candidates or in our manufacturing facilities, or those of our CMOs, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any such contaminations or stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.

We depend on third-party suppliers for key materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for certain materials required for the production of our personalized immunotherapy candidate. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our larger competitors. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements, particularly if the COVID-19 pandemic continues or worsens. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the

FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020 the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products, and on March 18, 2020 the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We face significant competition in an environment of rapid technological and scientific change, and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete.

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

If either GRANITE or SLATE is approved, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from immune checkpoint inhibitors such as Bristol-Myers Squibb Company’s OPDIVO and YERVOY, Merck & Co., Inc.’s KEYTRUDA and Genentech, Inc.’s TECENTRIQ, and T cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. The most common therapeutic treatments for common solid tumors are chemotherapeutic compounds, radiation therapy, targeted therapies and now immunotherapies.

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

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may limit the amount we will be able to charge for our product candidates. These third-party payors may deny or revoke the reimbursement status of our product candidates, if approved, or establish prices for our product candidates at levels that are too low to enable us to realize an appropriate return on our investment. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates and may not be able to obtain a satisfactory financial return on our product candidates.

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

Outside the United States, international operations are generally subject to extensive governmental price controls and other market regulations, and we believe the increasing emphasis on cost-containment initiatives in Europe and other countries have and will continue to put pressure on the pricing and usage of our product candidates. In many countries, the prices of medical products are subject to varying price control mechanisms as part of national health systems. Other countries allow companies to fix their own prices for medical products but monitor and control company profits. Additional foreign price controls or other changes in pricing regulation could restrict the amount that we are able to charge for our product candidates. Accordingly, in markets outside the United States, the reimbursement for our product candidates may be reduced compared with the United States and may be insufficient to generate commercially reasonable revenue and profits.

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

As the demand for our personalized and off-the-shelf immunotherapy candidates increases with our clinical trial needs, we will need to continue to increase our workflow capacity for sample intake and general process improvements, expand our internal quality assurance program, and apply our EDGE platform at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and technicians and other scientific and technical personnel to process higher volumes of tumor biopsies. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up, and validate, and increase our software and computing capacity to meet increased volume. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion.

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

As of December 31, 2020, we had 169 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our strategic collaborations, including those with Gilead and with bluebird as well as any future arrangements that we may enter into, may not be successful, which could significantly limit the likelihood of receiving the potential economic benefits of such collaborations and adversely affect our ability to develop and commercialize our product candidates.

In February 2021, we announced that we had entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine for HIV. Under the terms of the agreement, Gilead will be responsible for conducting the Phase 1 study and, if it exercises its exclusive option, will develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. In such case, and subject to certain clinical, regulatory and commercial milestones being achieved, Gritstone would receive up to an additional $725.0 million, as well as certain royalties on net sales upon commercialization. Separately, in August 2018, we entered into a strategic collaboration with bluebird to utilize our EDGE platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in bluebird’s cell therapy products. Under that collaboration, we are entitled to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones and tiered single digit royalties on sales of bluebird bio’s cell therapy products utilizing the TCRs we develop directed at the targets we discovered.

Apart from these strategic collaborations, in the future we may seek to enter into additional collaboration arrangements for the development or commercialization of certain of our product candidates depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, all such collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain, as well as challenging to manage. We may not be successful in our efforts with Gilead or bluebird, and we may never receive any of the payments contemplated in those collaboration arrangements. Further, we may be unable to prudently manage these collaborations or enter into new ones. The terms of any new collaborations or other arrangements that we may establish may not be favorable to us.

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

In addition, if we undertake acquisitions, we may issue dilutive securities, assume or incur debt obligations, incur large one-time expenses and acquire intangible assets that could result in significant future amortization expense. Moreover, we may not be able to locate suitable acquisition opportunities, and this inability could impair our ability to grow or obtain access to technology or products that may be important to the development of our business.

We or the third parties upon whom we depend may be adversely affected by earthquakes or other natural disasters, and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

Our business is subject to complex and evolving laws and regulations regarding privacy, data protection and other matters relating to information collection.

There are numerous state, federal and foreign laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of different types of personal data and personal information and other personal, customer, or other data, the scope of which is continually evolving and subject to differing interpretations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (the “EEA”). The GDPR has increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations. Further, the GDPR provides that European Union and EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. From January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or international privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that some personal information regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit personal information processing to within individual countries could increase our operating costs significantly.

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

Our business involves the use of hazardous materials, and we and our third-party manufacturers and suppliers must comply with environmental laws and regulations, which can be expensive and restrict how we do business.

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

Although we believe that the safety procedures utilized by us and our third-party manufacturers for handling and disposing of these materials generally comply with the standards prescribed by these laws and regulations, we cannot guarantee that this is the case or eliminate the risk of accidental contamination or injury from these materials. Under certain environmental laws, we could be held responsible for costs relating to any contamination at our current or past facilities and at third-party facilities. In such an event, we may be held liable for any resulting damages; such liability could exceed our resources, and state or federal or other applicable authorities may curtail our use of certain materials and/or interrupt our business operations. Furthermore, environmental laws and regulations are complex, change frequently and have tended to become more stringent. We cannot predict the impact of such changes and cannot be certain of our future compliance.

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses, we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, results of operations and financial condition.

Our business may be adversely affected by the ongoing COVID-19 pandemic.

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome (“MERS”), Severe Acute Respiratory Syndrome (“SARS”), or the H1N1 virus (commonly known as swine flu), could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, has evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” As of March 2020, the coronavirus had spread to nearly all regions of the world. In the United States, in an effort to slow the escalating COVID-19 outbreak, the governors of California and nearly all other states, as well as mayors of many cities, have ordered various travel restrictions, including ordering residents to cease traveling to non-essential jobs and curtail all unnecessary travel, and to stay in their homes as much as possible. Such restrictions, as well as the pandemic’s direct impact on the health of millions, has had a significant impact on the economy generally and, more specifically, on the ability of nearly all businesses to operate normally. If the current economic conditions worsen or last for an extended period of time, we may be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business.

While the COVID-19 pandemic did not materially adversely affect our business operations in the fiscal year ended December 31, 2020, economic and health conditions in the United States and across most of the globe have changed considerably since the end of the year. In particular, any disruption of our suppliers could impact our operating results. While, at this point, the extent to which the COVID-19 pandemic may impact our results is uncertain, it could result in delays in delivery of our various products related to our manufacturing processes, which could delay our product development activities.

As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

We are conducting a number of clinical trials for product candidates in the field of immuno-oncology in geographies which are affected by the COVID-19 pandemic. We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials. For example, with respect to our clinical trials, investigators may not want to screen or treat cancer patients with our experimental vaccine and potentially expose them to the novel coronavirus during additional clinic visits. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments. This may impact the integrity of subject data.

•

Patient candidates to our GRANITE or SLATE vaccine candidates may become ineligible due to pre-existing neutralizing antibodies to chimpanzee-based adenoviral vectors, for example following participation to SARS-CoV-2 clinical trials using such vectors. This in turn could slow down recruitment to our clinical trials, and, ultimately, if these chimpanzee-based adenoviral vectors against SARS-CoV-2 are proven effective and become widely available in the general population, may render our vaccination approach unsuitable for many cancer patients.

•

We have limited the use of our offices to essential employees and requested that most of our personnel, including all of our administrative employees, work remotely. We have restricted on-site staff to only those personnel and contractors who must perform essential activities that must be completed on-site and limited the number of staff in our research and development laboratories and manufacturing facilities. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern, and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2020, our solely owned patent portfolio includes pending patent applications and issued patents. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

•	we will be able to successfully commercialize our products, if approved, on a substantial scale before the relevant patents that we own or license expire;

•	we were the first to make the inventions covered by each of the patents and pending patent applications that we own or license;

•	we or our licensors were the first to file patent applications for these inventions;

•	others will not develop similar or alternative technologies that do not infringe the patents we own or license;

•	any of the patents we own or license will be found to ultimately be valid and enforceable;

•	any patents issued to us or our licensors will provide a basis for an exclusive market for our commercially viable products or will provide us with any competitive advantages;

•	a third party may not challenge the patents we own or license and, if challenged, a court would hold that such patents are valid, enforceable and infringed;

•	we may develop or in-license additional proprietary technologies that are patentable;

•	the patents of others will not have an adverse effect on our business;

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our products and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs, or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

Our rights to develop and commercialize our product candidates are subject in part to the terms and conditions of licenses granted to us by other companies. The patent protection, prosecution and enforcement for some of our product candidates may be dependent on third parties.

We currently are reliant upon licenses of certain patent rights and proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our product candidates. For example, we rely on our license agreements with Arbutus Biopharma Corporation, or Arbutus, and Genevant Sciences GmbH (“Genevant”) for certain lipid nanoparticle-based delivery technologies. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to develop and commercialize our technology and products in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

Patent applications in the United States and elsewhere are typically published approximately eighteen (18) months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of GRANITE, SLATE or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Competitors may infringe our intellectual property rights or those of our licensors. To prevent infringement or unauthorized use, we may be required to file infringement claims, which can be expensive and time-consuming. In addition, in a patent infringement proceeding, a court may decide that a patent we own or in-license is not valid, is unenforceable and/or is not infringed. If we or any of our potential future collaborators were to initiate legal proceedings against a third party to enforce a patent directed at one of our product candidates, the defendant could counterclaim that our patent is invalid and/or unenforceable in whole or in part. In patent litigation in the United States, defendant counterclaims alleging invalidity and/or unenforceability are commonplace. Grounds for a validity challenge include an alleged failure to meet any of several statutory requirements, including lack of novelty, obviousness or non-enablement. Grounds for an unenforceability assertion could include an allegation that someone connected with prosecution of the patent withheld relevant information from the USPTO or made a misleading statement during prosecution. Third parties may also raise similar claims before the USPTO, even outside the context of litigation. For example, third parties may petition the USPTO for post-grant review within nine (9) months of our patent’s issuance date. Further, after the USPTO period for filing post-grant review has expired, third parties may file a petition for inter partes review on certain grounds. Similar mechanisms for challenging the validity and enforceability of a patent exist in ex-U.S. patent offices and may result in the revocation, cancellation, or amendment of any ex-U.S. patents we hold in the future. The outcome following legal assertions of invalidity and unenforceability is unpredictable, and prior art could render our patents or those of our licensors invalid. If a defendant were to prevail on a legal assertion of invalidity and/or unenforceability, we would lose at least part, and perhaps all, of the patent protection on such product candidate. Such a loss of patent protection would have a material adverse impact on our business.

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

Even if resolved in our favor, litigation or other legal proceedings relating to our intellectual property rights may cause us to incur significant expenses and could distract our technical and management personnel from their normal responsibilities. In addition, there could be public announcements of the results of hearings, motions or other interim proceedings or developments and if securities analysts or investors perceive these results to be negative, it could have a substantial adverse effect on the price of our common stock. Such litigation or proceedings could substantially increase our operating losses and reduce the resources available for development activities or any future sales, marketing or distribution activities. We may not have sufficient financial or other resources to conduct such litigation or proceedings adequately. Some of our competitors may be able to sustain the costs of such litigation or proceedings more effectively than we can because of their greater financial resources. Uncertainties resulting from the initiation and continuation of patent litigation or other proceedings could compromise our ability to compete in the marketplace.

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

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

If one or more of our product candidates is approved, each will be subject to ongoing regulatory requirements for manufacturing, labeling, packaging, storage, advertising, promotion, sampling, record-keeping, conduct of post-marketing studies, and submission of safety, efficacy, and other post-market information, including both federal and state requirements in the United States and requirements of comparable foreign regulatory authorities.

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

Any government investigation of alleged violations of law could require us to expend significant time and resources in response and could generate negative publicity. Any failure to comply with ongoing regulatory requirements may significantly and adversely affect our ability to commercialize and generate revenue from our products. If regulatory sanctions are applied or if regulatory approval is withdrawn, the value of our company and our operating results will be adversely affected.

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, on March 27, 2020, Congress enacted the Coronavirus Aid, Relief, and Economic Security Act, or the CARES Act, in response to the COVID-19 pandemic. Among other provisions, the CARES Act made a number of changes to the Federal Food, Drug and Cosmetic Act aimed at preventing drug shortages. Similarly, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials, distributing drug samples, and reporting post-marketing adverse events. Moreover, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in proposed and enacted legislative and executive actions, including Executive Orders, to incentivize or compel drug manufacturing operations to relocate to the United States. It is not clear how these changes and proposals could impact our business. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs, and application fee waivers. In addition, if an orphan-designated product receives the first FDA approval for the indication for which it has orphan designation (meaning that FDA has not previously approved a drug considered the same drug for same orphan condition), the product is entitled to orphan drug exclusivity. If there is a previously approved same drug for the same orphan condition, to obtain orphan exclusivity, the sponsor of the subsequent drug must demonstrate clinical superiority over the previously approved same drug. If granted, orphan exclusivity means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity.

Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for the product candidate for any particular orphan indication due to the uncertainties associated with developing novel biologic products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or EMA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

A fast track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We have received fast track designation for GRANITE for the treatment of colorectal cancer, and we may seek such designation for some or all of our other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening condition and the biologic demonstrates the potential to address unmet medical needs for this condition, the biologic sponsor may apply for FDA fast track designation. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development; and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot assure you that the FDA would grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Some of our product candidates may require a pediatric development, which may delay our regulatory approvals and ultimately our commercial licensure.

The RACE for Children Act enacted in the U.S. in August 2017 and the European Pediatric Regulation implemented in 2007 may require us to develop our products in pediatric cancer patients. Pediatric cancers are rare, mutational burden is usually low in pediatric tumors and our approach may not be suited for children with cancer, or it may be difficult and slow to accrue children with cancers in our clinical trials. We may incur delays in meeting potential regulatory obligations or require additional investments to fulfill our regulatory commitments, and ultimately may be found incompliant if we cannot deliver pediatric data within the agreed timelines. This could lead to delays in regulatory approval and ultimately commercial licensure of our GRANITE or SLATE products.

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

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. In January 2020, petitions for certiorari were filed requesting that the U.S. Supreme Court review the Fifth Circuit’s decision and ultimately decide the constitutionality of the ACA. In March 2020, the U.S. Supreme Court granted certiorari in the consolidated cases of Texas v. California and California v. Texas, both of which address the Fifth Circuit’s decision to strike down the individual mandate, while sending back to the district court the question of the overall law’s constitutionality. The U.S. Supreme Court heard oral arguments in this case in November 2020. It is unclear how these decisions, subsequent appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through March 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies, enable the government to negotiate prices for drugs covered under Medicare, including H.R. 3 which passed the House, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including potentially removing the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid, eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors, which is currently stayed, create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers, and facilitate the importation of certain lower-cost drugs from other countries. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Our business operations and current and future arrangements with investigators, healthcare professionals, consultants, third-party payors, patient organizations and customers, may expose us to broadly applicable fraud and abuse and other healthcare laws and regulations. These laws may constrain the business or financial arrangements and relationships through which we conduct our operations, including how we research, market, sell and distribute our product candidates, if approved. Such laws include:

•

the U.S. federal Anti-Kickback Statute, which prohibits, among other things, persons or entities from knowingly and willfully soliciting, offering, receiving or providing any remuneration (including any kickback, bribe, or certain rebates), directly or indirectly, overtly or covertly, in cash or in kind, to induce or reward, or in return for, either the referral of an individual for, or the purchase, lease, order or recommendation of, any good, facility, item or service, for which payment may be made, in whole or in part, under any U.S. federal healthcare program, such as Medicare and Medicaid. A person or entity does not need to have actual knowledge of the statute or specific intent to violate it in order to have committed a violation;

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

•

analogous U.S. state laws and regulations, including: state anti-kickback and false claims laws, which may apply to our business practices, including but not limited to, research, distribution, sales and marketing arrangements and claims involving healthcare items or services reimbursed by any third-party payor, including private insurers; state laws that require pharmaceutical companies to comply with the pharmaceutical industry’s voluntary compliance guidelines and the relevant compliance guidance promulgated by the U.S. federal government, or otherwise restrict payments that may be made to healthcare providers and other potential referral sources; state laws and regulations that require drug manufacturers to file reports relating to pricing and marketing information, which requires tracking gifts and other remuneration and items of value provided to healthcare professionals and entities; and state and local laws requiring the registration of pharmaceutical sales representatives;

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

Risks Related to Our Common Stock

Our stock price is volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the Securities and Exchange Commission (“SEC”), require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms or at all.

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (“Section 404”) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in October 2019, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in an “at the market offering” program pursuant to a sales agreement (the “Sales Agreement”) that we have entered into with Cowen and Company, LLC (“Cowen”). We have issued and may continue to issue shares in our “at the market offering” program or other registered offerings under the Shelf Registration Statement. In addition, in January 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the offering of common stock, preferred stock, debt securities, warrants and units. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of December 31, 2020, our executive officers, directors and their respective affiliates held a significant percentage of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interests as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2020, we have outstanding total of 47,552,693 shares of common stock, of which the holders of approximately 3.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act of 1933, as amended (the “Securities Act”) (excluding shares of our common stock and common stock issuable upon exercise of pre-funded warrants that we issued and sold in a private placement in December 2020 and which we registered on a registration statement on Form S-3 in January 2021). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of December 31, 2020, approximately 7.3 million shares of common stock that are either subject to outstanding options or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. In connection with our initial public offering which closed in October 2018, we performed an IRC Section 382 and 383 analysis and determined we had an ownership change. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. Any equity financing transactions, private placements, and other transactions that may occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as a result of prior or future offerings of our common stock or sales of common stock by existing stockholders, could have an adverse effect on our results of operations in our future years.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located at 5959 Horton Street, Emeryville, California, comprising approximately 34,569 square feet of office and laboratory space. We terminated our 5858 Horton Street lease in Emeryville, California, where we leased and occupied approximately 13,100 square feet of office and laboratory space concurrently with the commencement of the new 5959 Horton Street lease in late 2019. The initial lease term for the 5959 Horton lease expires on November 30, 2029 and we have an option to extend the lease term for two consecutive additional terms of 5 years. We also lease an aggregate of 28,600 square feet of space in two Cambridge, Massachusetts facilities, including (i) the lease of approximately 13,900 square feet of office and laboratory space, the current term of which expires in April 2022, with an option to extend the term through April 2025, and (ii) the lease of approximately 14,700 square feet of office and laboratory space, the current term of which expires in August 2021. The lease of the facility under (ii) above includes an early termination provision whereby, upon six (6) month’s written notice to the Landlord, we have the right to terminate the lease with no penalty.

We lease a manufacturing facility in Pleasanton, California, where we occupy approximately 42,600 square feet of space. The current term of our lease expires in November 2024, with an option to extend the term through November 2029. We also lease an additional space in Pleasanton, California, where we occupy approximately 3,223 square feet of general office space. The current term of the lease expires in November 2024.

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

Holders of Common Stock

As of March 5, 2021, there were 35 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

Dividend Policy

We have never declared or paid any cash dividends on our common stock or any other securities. We anticipate that we will retain all available funds and future earnings, if any, for use in the operation of our business and do not anticipate paying cash dividends in the foreseeable future. In addition, future debt instruments may materially restrict our ability to pay dividends on our common stock. Payment of future cash dividends, if any, will be at the discretion of the board of directors after taking into account various factors, including our financial condition, operating results, current and anticipated cash needs, the requirements of current or then-existing debt instruments and other factors the board of directors deems relevant.

Performance Graph

This graph is not “soliciting material” or deemed “filed” with the SEC for purposes of Section 18 of the Exchange Act, or otherwise subject to liabilities under that Section, and shall not be deemed incorporated by reference into any filing of Gritstone Oncology, Inc. under the Securities Act, whether made before or after the date hereof and irrespective of any general incorporation language in any such filing.

The following graph compares the cumulative total returns to stockholders on our common stock relative to the cumulative total returns of the Nasdaq Composite Index and the Nasdaq Biotechnology Index. An investment of $100 is assumed to have been made in our common stock and each index on September 28, 2018 (the first day of trading of our common stock) and its relative performance is tracked through December 31, 2020. Pursuant to applicable SEC rules, all values assume reinvestment of the full amount of all dividends; however, no dividends have been declared on our common stock to date. The stockholder returns shown on the graph below are based on historical results and are not necessarily indicative of future performance, and we do not make or endorse any predictions as to future stockholder returns.

	9/28/2018	12/31/2018	3/31/2019	6/30/2019	9/30/2019	12/31/2019	3/31/2020	6/30/2020	9/30/2020	12/31/2020
Gritstone Oncology, Inc.	$100.00	$108.50	$93.40	$78.23	$60.64	$62.99	$40.87	$46.63	$18.61	$27.67
Nasdaq Composite Index	100.00	82.46	96.06	99.50	99.42	111.51	95.70	125.01	138.79	160.18
Nasdaq Biotechnology Index	100.00	79.46	91.82	89.75	82.01	99.42	89.21	113.20	112.27	125.69

Recent Sales of Unregistered Securities

In December 2020, we entered into private placement transactions with certain existing and new investors, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock, each with an exercise price of $3.34 per share of common stock (of which $3.33 per share was pre-paid by each purchaser), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to Gritstone for the securities sold in these private placements was $125.0 million, and related costs were $5.2 million. In January 2021, in connection with these private placements, we filed with the SEC a prospectus supplement to our automatic shelf registration statement on Form S-3 in order to register for resale the shares of common stock sold in these transactions. In addition, the automatic shelf registration statement on Form S-3 that we filed with the SEC covers the offering of common stock, preferred stock, debt securities, warrants and units.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. Selected Financial Data.

The following tables present our selected financial data. We have derived the following selected statements of operations and comprehensive loss data for the years ended December 31, 2020, 2019 and 2018, and the balance sheet data as of December 31, 2020 and 2019, from our audited financial statements and related notes included elsewhere in this Annual Report on Form 10-K. Our historical results are not necessarily indicative of the results that may be expected in the future. You should read the financial data below in conjunction with the section titled “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and our financial statements and related notes included elsewhere in this Annual Report on Form 10-K.

	Year Ended December 31,
	2020	2019	2018
	(in thousands, except share and per share amounts)
Statements of Operations and Comprehensive Loss Data:
Revenues:
Collaboration	$3,462	$4,365	$1,187
Contribution	575	—	—
Total revenues	4,037	4,365	1,187
Operating expenses:
Research and development	88,643	82,896	54,965
General and administrative	21,411	19,409	11,806
Total operating expenses	110,054	102,305	66,771
Loss from operations	(106,017)	(97,940)	(65,584)
Interest income, net	703	3,507	809
Net loss	(105,314)	(94,433)	(64,775)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(24)	109	(11)
Net and comprehensive loss	$(105,338)	$(94,324)	$(64,786)
Net loss per share, basic and diluted (1)	$(2.79)	$(2.81)	$(7.26)
Weighted-average number of shares outstanding, basic and diluted (1)	37,792,365	33,554,823	8,919,281

(1)

See Notes 2 and 12 to our financial statements for further details on the calculations of our basic and diluted net loss per share and the weighted-average number of shares used in the computation of the per share amounts.

	December 31,
	2020	2019
	(in thousands)
Balance Sheets Data:
Cash, cash equivalents and marketable securities	$171,058	$127,776
Working capital (1)	148,402	111,773
Total assets	221,567	184,389
Total liabilities	54,828	50,045
Accumulated deficit	(326,302)	(220,988)
Total stockholders’ equity	166,739	134,344

(1)	We define working capital as current assets less current liabilities. See our financial statements and related notes for details regarding our current assets and current liabilities.

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

Overview

We are a biotechnology company developing targeted immunotherapies for cancer and infectious disease. Our approach seeks to generate a prophylactic or therapeutic immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells by targeting select antigens. We initially focused on harnessing the natural power of a patient’s own immune system to recognize short tumor-specific peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens, or TSNA, in order to destroy tumor cells. More recently, we extended our programs to include viral antigens displayed on the surface of virus-infected cells. Our programs are built on two key pillars – first, our proprietary Gritstone EDGE artificial intelligence platform, which enables us to identify antigens that can be recognized by the immune system with high accuracy; and, second, a potent immunotherapy platform, which we have engineered to deliver the selected antigens and drive the patient’s immune system to attack and destroy tumors or virally-infected cells.

We initiated the Phase 2 portion of our Phase 1/2 first-in-human clinical trial of our personalized immunotherapy product candidate, GRANITE, and the Phase 2 portion of our Phase 1/2 clinical trial of our “off-the-shelf” immunotherapy product candidate, SLATE (also targeting TSNA), in the fourth quarter of 2020, both for the treatment of several common solid tumors and being evaluated in combination with immune checkpoint blockade. In these studies, patients have received our immunotherapy product candidates, which have shown acceptable tolerability at doses tested as of December 31, 2020, and, importantly, we have observed substantial cytotoxic T cell responses to multiple administered TSNA and early signs of clinical benefit. We expect to present preliminary clinical data from select cohorts in the first half of 2021. Patient selection for the two programs is distinct. SLATE patients must carry both a particular tissue type human leukocyte antigen, or HLA, which is similar to the ABO blood type, but with more variants, and at least one of twenty specific gene mutations, with a particular focus upon common KRAS gene mutations, to be eligible for this “off-the-shelf” product candidate. In contrast, GRANITE patients receive an immunotherapy product candidate made specifically for them, based upon their tumor DNA/RNA sequence. Separately, we have also identified a lead product candidate against CT83, a cancer testis antigen target in a separate product class of bispecific antibodies, or BiSAb, which are designed to offer an alternative form of off-the-shelf therapy against our EDGE-identified novel tumor-specific antigens. We expect to file an IND for this program in 2022.

We have funded our operations to date primarily from private placements of our convertible preferred stock, the net proceeds from our initial public offering (“IPO”), which we completed in October 2018, from our follow-on public offering, which we completed in April 2019, from our “at the marketing offering” program (the “ATM Offering Program”), and from our private placement of common stock and pre-funded warrants in December 2020, as well as cash proceeds from bluebird bio, Inc. (“bluebird”), under the Research Collaboration and License Agreement we entered into with bluebird in August 2018 (the “bluebird Collaboration Agreement”). We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The GRANITE, SLATE, BiSAb and CORAL programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. See “Liquidity and

Capital Resources” below and Note 2 to the consolidated financial statements and related notes included elsewhere for additional information.

Manufacturing is a vital component of personalized immunotherapy, and we have invested significantly in our manufacturing facility, which opened in November 2017. Until December 2019, we used a hybrid approach to manufacture our personalized immunotherapy, wherein certain elements of our product candidates were manufactured on an outsourced basis at qualified third-party contract manufacturing organizations, or CMOs, and other elements of our product candidates were manufactured internally. As of March 2020, we have internalized the majority of the manufacturing steps in an effort to drive down both cost and production time, as well as establish full control over intellectual property and product quality. Our internal manufacturing process will require ongoing process improvements and scale up, which will require significant investments in our manufacturing facility and processes. To date, the COVID-19 pandemic has not materially affected our supply chain or production schedule, but further escalation of the health crisis has the potential to cause delays in our supply chain and manufacturing operations, which could materially adversely impact our business.

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have incurred net losses each year since inception. Our net losses were $105.3 million, $94.4 million and $64.8 million for the years ended December 31, 2020, 2019 and 2018, respectively. As of December 31, 2020, we had an accumulated deficit of $326.3 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

In October 2019, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to the Sales Agreement that we have entered into with Cowen and Company, LLC, or Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through December 31, 2020, we have received aggregate proceeds from our ATM Offering Program of $13.4 million, net of commissions and offering costs. During the year ended December 31, 2020, we issued and sold approximately 1,160,963 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $9.8 million. We have $60.7 million available under the Shelf Registration Statement for the ATM Offering Program as of December 31, 2020.

In December 2020, we entered into private placement transactions with certain existing and new investors, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock, each with an exercise price of $3.34 per share of common stock (of which $3.33 per share was pre-paid by each purchaser), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to Gritstone for the securities sold in these private placements was $125.0 million, and related costs were $5.2 million. In January 2021, in connection with these private placements, we filed with the SEC a prospectus supplement to our automatic shelf registration statement on Form S-3 in order to register for resale the shares of common stock sold in these transactions. In addition, the automatic shelf registration statement on Form S-3 that we filed with the SEC covers the offering of common stock, preferred stock, debt securities, warrants and units.

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, slowing or halting enrollment in existing trials and restricting the on-site monitoring of clinical trials. The Company’s operations have not been materially impacted by the COVID-19 pandemic. However, we have experienced slowing of patient recruitment and sample collection in our ongoing clinical trials. Additionally, as a result of the COVID-19 pandemic, competition for potential patients in our trials may be further exaggerated as a result of multiple clinical site closures.

We have not experienced any disruptions in our supply chain necessary to conduct our ongoing clinical trials.

In response to the pandemic, and in alignment with public health guidance designed to slow the spread of COVID-19, we implemented a reduced onsite staffing model and transitioned to a remote work plan for all employees other than those providing essential services, such as our manufacturing and laboratory staff. For our onsite employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. While reopening plans have progressed in California and Massachusetts, we have continued to restrict our personnel as outlined above. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine such actions to be in the best interests of our employees.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the years ended December 31, 2020, 2019 and 2018, we recognized $3.5 million, $4.4 million and $1.2 million, respectively, of revenue from the bluebird Collaboration Agreement and another small collaboration agreement.

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
•

Expenses incurred under arrangements with third parties, including clinical research organizations, or CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants;

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically-validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. Under this agreement, we made an upfront payment of $5.0 million, which was included in research and development expenses during the year ended December 31, 2017. Following the acceptance of our investigational new drug application for GRANITE by the FDA, we made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. During the year ended December 31, 2020, we did not reimburse Arbutus for any materials or personnel costs. During the years ended December 31, 2019 and 2018, we reimbursed Arbutus for materials and personnel costs totaling $0.4 million and $0.4 million, respectively. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019. See “Collaboration and License Agreements - Arbutus Biopharma Corporation” for additional information.

In October 2020, we entered into an Option and License and Development Agreement with Genevant Sciences GmbH, or Genevant, pursuant to which Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020.

We expect our research and development expenses to increase substantially in the future as we continue to advance our product candidates into and through clinical studies and pursue regulatory approval. Conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming and such clinical studies generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section entitled “Risk Factors” included in Part I, Section 1A and elsewhere in this report.

The following table summarizes our research and development expenses by program and category (in thousands):

Year Ended December 31, 2020
GRANITE program external expenses	$10,875
SLATE program external expenses	6,747
BiSAb program external expenses	2,148
CORAL program external expenses	2,067
Other program external research and development expenses	20,573
Internal personnel-related expenses (1)	29,764
Other unallocated internal research and development expenses	16,469
Total research and development expenses	$88,643

(1) Personnel-related expenses include stock-based compensation expense of $7.1 million for the year ended December 31, 2020.

We have not tracked internal related expenses on a program-by-program basis because our research and development employees and infrastructure resources are utilized across our development programs. Due to the early-stage nature of our cancer immunotherapy programs, we did not track costs on a project-by-project basis prior to 2020.

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

Interest Income, Net

Interest income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities, and for 2018, interest expense on our lease financing obligation, which was derecognized on January 1, 2019 in connection with our adoption of Accounting Standards Update No. 2016-02, Leases (Topic 842).

Results of Operations

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2020	2019	Change
Revenues:
Collaboration	$3,462	$4,365	$(903)
Contribution	575	—	575
Total revenues	4,037	4,365	(328)
Operating expenses:
Research and development	88,643	82,896	5,747
General and administrative	21,411	19,409	2,002
Total operating expenses	110,054	102,305	7,749
Loss from operations	(106,017)	(97,940)	(8,077)
Interest income, net	703	3,507	(2,804)
Net loss	$(105,314)	$(94,433)	$(10,881)

Revenues

Collaboration revenue was $3.5 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively. The $0.9 million decrease was due to less required FTEs to complete the required research work under the bluebird agreement during 2020. In January 2021, bluebird announced plans to spin off its cancer unit into a separate business. We expect our collaboration agreement will be migrated to the new company by the end of 2021. Contribution revenue is related to $0.6 million cash proceeds received from a philanthropic institution, which was restricted and was to be spent in accordance with the contribution agreement. All of the contribution grant was spent in accordance with the contribution agreement and therefore recognized as revenue as of December 31, 2020.

Research and Development Expenses

Research and development expenses were $88.6 million for the year ended December 31, 2020 compared to $82.9 million for the year ended December 31, 2019. The increase of $5.7 million for the year ended December 31, 2020 was primarily due to increases in personnel-related expenses and expenses related to in-house laboratory supplies and consumables and facilities expenses. Personnel-related costs increased by $5.4 million, as a direct result of our increased research and development headcount. Outside services and consultants decreased by $4.3 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $0.8 million and reflect our increased research and development personnel and manufacturing expansion. Facility-related expenses increased by $4.8 million to accommodate our manufacturing expansion and increased research and development personnel. Milestone and license payments decreased by $1.0 million, reflecting a $3.0 million payment made in 2019 under the Arbutus license agreement upon the achievement of certain milestones and a $2.0 million in-licensing payment made in 2020 under our new agreement with Genevant Sciences GmbH.

General and Administrative Expenses

General and administrative expenses were $21.4 million for the year ended December 31, 2020 compared to $19.4 million for the year ended December 31, 2019. The increase of $2.0 million was primarily attributable to a $1.4 million increase in personnel-related costs as we expanded our headcount, and a $0.3 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility-related expenses increased by $0.2 million to accommodate our increased general and administrative personnel.

Interest Income, Net

Interest income, net was $0.7 million for the year ended December 31, 2020 compared to $3.5 million for the year ended December 31, 2019. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $2.8 million was due to a lower average cash, cash equivalents and marketable securities balance in 2020 than in 2019.

Comparison of the Years Ended December 31, 2019 and 2018

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2019	2018	Change
Revenues:
Collaboration	$4,365	$1,187	$3,178
Total revenues	4,365	1,187	3,178
Operating expenses:
Research and development	82,896	54,965	27,931
General and administrative	19,409	11,806	7,603
Total operating expenses	102,305	66,771	35,534
Loss from operations	(97,940)	(65,584)	(32,356)
Interest income, net	3,507	809	2,698
Net loss	$(94,433)	$(64,775)	$(29,658)

Collaboration Revenue

Collaboration revenue was $4.4 million and $1.2 million for the years ended December 31, 2019 and 2018, respectively. The $3.2 million increase was due to an entire year of revenue recognized in 2019 pursuant to the bluebird Collaboration Agreement, which we entered into in August 2018.

Research and Development Expenses

Research and development expenses were $82.9 million for the year ended December 31, 2019 compared to $55.0 million for the year ended December 31, 2018. The increase of $27.9 million for the year ended December 31, 2019 was primarily due to increases in personnel-related expenses, expenses related to outside services and consultants, in-house laboratory supplies and consumables and facilities expenses. Personnel-related costs increased by $7.9 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $7.5 million for clinical trials, preclinical testing and contract manufacturing expansion. In-house expenses for laboratory supplies and consumables increased by $6.0 million and reflect our increased research and development personnel. Facility-related expenses increased by $6.0 million to accommodate our manufacturing expansion and increased research and development personnel. Milestone and license payments increased by $0.5 million reflecting a $2.5 million payment made in 2018 and a $3.0 million payment made in 2019 under a certain agreement upon the achievement of certain milestones.

General and Administrative Expenses

General and administrative expenses were $19.4 million for the year ended December 31, 2019 compared to $11.8 million for the year ended December 31, 2018. The increase of $7.6 million was primarily attributable to a $2.6 million increase in personnel-related costs as we expanded our headcount, and a $4.2 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company. Facility-related expenses increased by $0.8 million to accommodate our increased general and administrative personnel.

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

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2020, we have funded our operations primarily through private placements of our common and convertible preferred stock, the bluebird Collaboration Agreement, and the proceeds from the sale of our common stock in our IPO, follow on public offering, and “at the market offering.” We have raised net cash proceeds of $177.9 million from the issuance of our convertible preferred stock and a non-refundable upfront payment of $20.0 million from bluebird.

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

In October 2019, we filed the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to the Sales Agreement with Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through December 31, 2020, we have received aggregate proceeds from our ATM Offering Program of $13.4 million, net of commissions and offering costs, and have $60.7 million remaining to raise.

In December 2020, we entered into private placement transactions with certain existing and new investors, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock, each with an exercise price of $3.34 per share of common stock (of which $3.33 per share was pre-paid by each purchaser), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to Gritstone for the securities sold in these private placements was $125.0 million, and related costs were $5.2 million. In January 2021, in connection with these private placements, we filed with the SEC a prospectus supplement to our automatic shelf registration statement on Form S-3 in order to register for resale the shares of common stock sold in these transactions. In addition, the automatic shelf registration statement on Form S-3 that we filed with the SEC covers the offering of common stock, preferred stock, debt securities, warrants and units.

As of December 31, 2020, we had cash, cash equivalents, and marketable securities of $171.1 million and an accumulated deficit of $326.3 million, compared to cash, cash equivalents, and marketable securities of $127.8 million and an accumulated deficit of $221.0 million as of December 31, 2019.

Additionally, we do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer immunotherapy candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We expect to continue to incur net operating losses for at least the next several years as we advance the SLATE, GRANITE, BiSAb and CORAL programs and any future product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

Until we can generate a sufficient amount of revenue from the commercialization of our tumor-specific immunotherapy product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $326.3 million through December 31, 2020. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Annual Report on Form 10-K. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash (in thousands):

	Year Ended December 31,
	2020	2019	2018
Cash used in operating activities	$(89,102)	$(85,011)	$(38,162)
Cash provided by (used in) investing activities	65,949	15,841	(59,103)
Cash provided by financing activities	135,801	74,395	110,441
Net increase in cash and cash equivalents	$112,648	$5,225	$13,176

Cash Used in Operating Activities

During the year ended December 31, 2020, cash used in operating activities was $89.1 million, which consisted of a net loss of $105.3 million, adjusted by non-cash charges of $21.1 million and cash used due to changes in our operating assets and liabilities of $4.9 million. The non-cash charges consisted primarily of depreciation and amortization expense of $6.6 million, stock-based compensation of $7.1 million, and non-cash operating lease expense of $7.5 million. The change in our operating assets and liabilities was primarily due to decreases of $3.8 million in lease liability, $2.8 million in deferred revenue, $0.7 million in accrued research and development expenses, and $0.9 million in prepaid expenses and other assets, offset by increases of $0.8 million in accounts payable, $1.7 million in accrued compensation and $0.7 million in accrued and other current liabilities.

During the year ended December 31, 2019, cash used in operating activities was $85.0 million, which consisted of a net loss of $94.4 million, adjusted by non-cash charges of $15.1 million and cash used due to changes in our operating assets and liabilities of $5.7 million. The non-cash charges consisted primarily of depreciation and amortization expense of $4.7 million, stock-based compensation of $5.3 million, and non-cash operating lease expense of $6.4 million. The change in our operating assets and liabilities was primarily due to a decrease of $4.3 million as a result of the deferred revenue recorded in connection with the bluebird Collaboration Agreement, a decrease of $3.3 million due to pre-payments made per our lease agreements, and a decrease of $0.3 million in deposits and other long-term assets, offset by increases of $1.5 million in accrued research and development expenses and $0.7 million in accrued compensation.

During the year ended December 31, 2018, cash used in operating activities was $38.2 million, which consisted of a net loss of $64.8 million, adjusted by non-cash charges of $6.4 million and cash used due to changes in our operating assets and liabilities of $20.2 million. The non-cash charges consisted primarily of depreciation and amortization expense of $4.0 million and stock-based compensation of $3.0 million. The change in our operating assets and liabilities was primarily due to an increase of $18.8 million as a result of the deferred revenue recorded in connection with our Collaboration Agreement with bluebird, an increase of $3.3 million in accounts payable, and $1.7 million in accrued compensation, offset by a decrease of $1.8 million in prepaid expenses and other assets, and an increase of $1.0 million in accrued and other liabilities and deferred rent, and $0.8 million in deposits and other long-term assets.

Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2020, cash provided by investing activities was $65.9 million, which consisted of $72.9 million in proceeds from the maturity of marketable securities and $5.4 million in proceeds from the sale of marketable securities, offset by $8.8 million of purchases of marketable securities and $3.5 million of capital expenditures to purchase property and equipment.

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

Cash Provided by Financing Activities

During the year ended December 31, 2020, cash provided by financing activities was $135.8 million, which primarily consisted of $125.0 million in proceeds from sale of common stock and pre-funded warrants to purchase shares of our common stock in a series of private placement transactions (the “PIPE”), $9.8 million in proceeds from the issuance of common stock related to our “at the market offering,” $0.9 million in proceeds from the issuance of common stock from the purchase of shares under our employee stock purchase plan, and $0.2 million in proceeds from the exercise of stock options, offset by $0.1 million of payments of deferred financing costs.

During the year ended December 31, 2019, cash provided by financing activities was $74.4 million, which primarily consisted of $70.3 million in proceeds from the issuance of common stock in a public offering, $4.0 million in proceeds from the issuance of common stock related to our “at the market offering,” $0.4 million in proceeds from the issuance of common stock from the purchase of shares under our employee stock purchase plan, and $0.5 million of proceeds from the exercise of stock options, offset by $0.8 million of payments of deferred financing costs.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of December 31, 2020 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$33,149	$7,863	$9,295	$5,915	$10,076
Total obligations	$33,149	$7,863	$9,295	$5,915	$10,076

(1)	See Note 6 to our financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million pursuant to a license agreement with Arbutus. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. In October 2020, we made a milestone payment of $2.0 million pursuant to an option and license development agreement with Genevant Science GmbH. During the years ended December 31, 2020 and 2019, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 7 to our financial statements.

In September 2017, we entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. During the year ended December 31, 2020, we had no research and development expense under the agreement. During the year ended December 31, 2019, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of December 31, 2020 or 2019. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. During the year ended December 31, 2020, we recognized an insignificant amount of research and development expense under the agreement. During the year ended December 31, 2019, we recognized a total of $1.0 million of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of December 31, 2020. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in our consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve (12) months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in our consolidated balance sheets. If we expect to have an unconditional right to receive consideration in the next twelve (12) months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

Research and Development Expenses

We record research and development expenses to operations as incurred. Research and development expenses represent costs incurred by us for the discovery and development of our product candidates and the development of our technology and include: internal research and development expense, including employee-related expenses (such as salaries, benefits, travel and non-cash stock-based compensation expense); external research and development expenses incurred under arrangements with third parties, such as CROs, preclinical testing organizations, contract manufacturing organizations (“CMOs”), academic and non-profit institutions and consultants; license fees; other expenses, which include direct and allocated expenses for laboratory, facilities and other costs; and costs incurred related to our collaboration agreements. Costs to develop our technologies are recorded as research and development expense unless the criteria to be capitalized as internal-use software costs is met.

As part of the process of preparing financial statements, we are required to estimate and accrue expenses. We record the estimated expenses of research and development activities conducted by third-party service providers based upon the estimated amount of services provided within research and development expense in the consolidated statements of operations and comprehensive loss. These services include the conduct of clinical and preclinical studies, contract manufacturing activities and consulting services. Payments made prior to the receipt of goods or services to be used in research and development are deferred and recognized as expense in the period in which the related goods are received or services are realized or consumed. If the costs have been prepaid, this expense reduces the prepaid expenses in the consolidated balance sheets, and if not yet invoiced, the costs are included in accrued liabilities in the consolidated balance sheets. These costs are a significant component of our research and development expenses. We record amortization of prepaid expenses or accrued expenses for these costs based on the estimated amount of work completed and in accordance with agreements established with these third parties. Such payments are evaluated for current or long-term classification based on when they will be realized.

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

We have and may continue to enter into license agreements to access and utilize certain technology. We evaluate if the license agreement is an acquisition of an asset or a business. To date, none of our license agreements have been considered to be an acquisition of a business. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments made before product approval, are immediately recognized as research and development expense when due, provided there is no alternative future use of the rights in other research and development projects. These license agreements may also include contingent consideration in the form of cash. We assess whether such contingent consideration meets the definition of a derivative.

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

In certain arrangements, we were involved in the construction of improvements to buildings we are leasing. To the extent we were involved with the structural improvements of the construction project or took construction risk, we were considered to be the owner of the building and related improvements for accounting purposes during the construction period. Therefore, we recorded the fair value of the building subject to the lease within property and equipment on the consolidated balance sheets, plus the amount of building improvements incurred and funded by us and/or the landlord as of the balance sheet date. We also recorded a corresponding lease financing obligation on our consolidated balance sheets representing the amounts financed by the lessor for the building and lessor financed improvements. Lessor financed improvement incentives due but not yet received were recorded as prepaid expense and other current assets on the consolidated balance sheets.

Once construction was completed, we considered the requirements for sale-leaseback accounting treatment, including evaluating whether all risks of ownership had been transferred back to the landlord, as evidenced by a lack of our continuing involvement in the leased property. If we concluded the arrangement did not qualify for sale-leaseback accounting treatment, the building and improvements remained on our consolidated balance sheets and were subject to depreciation and assessment of impairment. We bifurcated our lease payments into a portion allocated to the lease financing obligation and a portion allocated to the parcel of land on which the building had been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense in the consolidated statements of operations and comprehensive loss. The portion of the lease payments allocated to the lease financing obligation was further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the lease financing obligation.

The interest rate used for the lease financing obligation represented our estimated incremental borrowing rate at the inception of the lease, adjusted to reduce any built-in loss. The initial recording of these assets and liabilities was classified as non-cash investing and financing items, respectively, for purpose of the consolidated statements of cash flows.

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

In March 2017, we entered into a non-cancelable lease for 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California. Subsequently, in April 2017, we took possession of the space. The scope of the tenant improvements did not qualify under the lease accounting guidance as “normal tenant improvements” and we were the deemed owner of the leased building during the construction period for accounting purposes. In November 2017, construction on the facility was substantially completed and the leased property was placed into service. We determined that the completed construction project did not qualify for sale-leaseback accounting due to the collateral held by the landlord in the form of a letter of credit and will instead be accounted for as a financing transaction. The leased building for the Pleasanton facility and related improvements remained on our consolidated balance sheet as of December 31, 2018 and rental payments associated with the lease were allocated to operating lease expense for the ground underlying the leased building and principal and interest payments on the lease financing obligation.

Subsequent to adoption of Topic 842 on January 1, 2019, we determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. Leases with a term greater than one year are recognized on the consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. We have elected not to recognize on the consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the right-of-use asset is impaired.

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

Our facilities operating leases have lease and non-lease components which we have elected to account for as one single lease component. The lease components resulting in a right-of-use asset have been recorded on the consolidated balance sheet and amortized as lease expense on a straight-line basis over the lease term.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $171.1 million as of December 31, 2020, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term fixed income securities.

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

Item 8. Financial Statements and Supplementary Data

Gritstone Oncology, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Gritstone Oncology, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gritstone Oncology, Inc. (“the Company”) as of December 31, 2020 and 2019, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020 in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 11, 2021

Gritstone Oncology, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts and par value)

	December 31,
	2020	2019
Assets
Current assets:
Cash and cash equivalents	$170,056	$57,408
Marketable securities	1,002	70,368
Prepaid expenses and other current assets	4,332	3,497
Total current assets	175,390	131,273
Property and equipment, net	22,105	26,911
Operating lease right-of-use assets	21,344	23,427
Deposits and other long-term assets	2,728	2,778
Total assets	$221,567	$184,389
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$9,578	$4,621
Accrued compensation	6,331	4,598
Accrued liabilities	677	1,041
Accrued research and development expenses	1,053	1,779
Lease liabilities, current portion	5,874	2,505
Deferred revenue, current portion	3,475	4,956
Total current liabilities	26,988	19,500
Other non-current liabilities	395	—
Lease liabilities, net of current portion	19,225	20,985
Deferred revenue, net of current portion	8,220	9,560
Total liabilities	54,828	50,045
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Convertible preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2020 and 2019; 47,552,693 and 36,332,956 shares issued and outstanding at December 31, 2020 and 2019, respectively	18	17
Additional paid-in capital	493,023	355,291
Accumulated other comprehensive gain	—	24
Accumulated deficit	(326,302)	(220,988)
Total stockholders’ equity	166,739	134,344
Total liabilities and stockholders’ equity	$221,567	$184,389

See accompanying notes to consolidated financial statements.

Gritstone Oncology, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2020	2019	2018
Revenues:
Collaboration	$3,462	$4,365	$1,187
Contribution	575	—	—
Total revenues	4,037	4,365	1,187
Operating expenses:
Research and development	88,643	82,896	54,965
General and administrative	21,411	19,409	11,806
Total operating expenses	110,054	102,305	66,771
Loss from operations	(106,017)	(97,940)	(65,584)
Interest income, net	703	3,507	809
Net loss	(105,314)	(94,433)	(64,775)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(24)	109	(11)
Net and comprehensive loss	$(105,338)	$(94,324)	$(64,786)
Net loss per share, basic and diluted	$(2.79)	$(2.81)	$(7.26)
Weighted-average number of shares used in computing net loss per share, basic and diluted	37,792,365	33,554,823	8,919,281

See accompanying notes to consolidated financial statements.

Gritstone Oncology, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Convertible Preferred Stock		Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2017	17,797,529	$156,937	2,152,525	$1	$2,045	$(74)	$(61,627)	$97,282
Issuance of Series C convertible preferred stock at $13.04 per share for cash, net of issuance costs of $81	1,611,603	20,935	—	—	—	—	—	20,935
Issuance of common stock upon initial public offering at $15.00 per share for cash, net of issuance costs of $10,276	—	—	6,854,202	1	92,536	—	—	92,537
Conversion of Series A, B, and C convertible preferred stock into common stock upon initial public offering	(19,409,132)	(177,872)	19,409,132	14	177,858	—	—	—
Unrealized loss on marketable securities, net of tax	—	—	—	—	—	(11)	—	(11)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	282,204	—	97	—	—	97
Issuance of common stock upon exercise of stock options	—	—	80,463	—	49	—	—	49
Issuance of common stock for consulting services	—	—	4,347	—	36	—	—	36
Exercise of common stock warrants	—	—	40,257	—	13	—	—	13
Stock-based compensation	—	—	—	—	2,959	—	—	2,959
Net loss	—	—	—	—	—	—	(64,775)	(64,775)
Balance at December 31, 2018	—	—	28,823,130	16	275,593	(85)	(126,402)	149,122
Cumulative effect of adoption of Topic 842	—	—	—	—	—	—	(153)	(153)
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556	—	—	6,500,000	1	69,708	—	—	69,709
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $301	—	—	490,880	—	3,763	—	—	3,763
Issuance of common stock under employee stock purchase plan (“ESPP”)	—	—	55,727	—	413	—	—	413
Unrealized gain on marketable securities, net of tax	—	—	—	—	—	109	—	109
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	182,195	—	63	—	—	63
Issuance of common stock upon exercise of stock options	—	—	281,024	—	452	—	—	452
Stock-based compensation	—	—	—	—	5,299	—	—	5,299
Net loss	—	—	—	—	—	—	(94,433)	(94,433)
Balance at December 31, 2019	—	—	36,332,956	17	355,291	24	(220,988)	134,344
Issuance of common stock under private investment in public equity (“PIPE”) financing, net of issuance costs of $1,394	—	—	9,586,478	1	32,121	—	—	32,122
Issuance of pre-funded warrants, net of issuance costs of $3,806	—	—	—	—	87,704	—	—	87,704
Issuance of common stock under ATM equity offering program, net of issuance costs of $104	—	—	1,160,963	—	9,670	—	—	9,670
Issuance of common stock under ESPP	—	—	243,878	—	910	—	—	910
Unrealized loss on marketable securities	—	—	—	—	—	(24)	—	(24)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	—	—	30,874	—	11	—	—	11
Issuance of common stock upon exercise of stock options	—	—	197,544	—	206	—	—	206
Stock-based compensation	—	—	—	—	7,110	—	—	7,110
Net loss	—	—	—	—	—	—	(105,314)	(105,314)
Balance at December 31, 2020	—	$—	47,552,693	$18	$493,023	$—	$(326,302)	$166,739

See accompanying notes to consolidated financial statements.

Gritstone Oncology, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net loss	$(105,314)	$(94,433)	$(64,775)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,644	4,745	3,961
Net amortization of premiums and discounts on marketable securities	(122)	(1,349)	(552)
Stock-based compensation	7,110	5,299	2,995
Non-cash operating lease expense	7,511	6,382	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(852)	37	(1,781)
Operating lease right-of-use assets	—	(3,328)	—
Deposits and other long-term assets	49	(351)	(818)
Accounts payable	826	45	3,249
Accrued compensation	1,731	650	1,724
Accrued and other non-current liabilities	662	9	(582)
Accrued research and development expenses	(725)	1,526	—
Deferred rent	—	—	(396)
Lease liability	(3,801)	54	—
Deferred revenue	(2,821)	(4,297)	18,813
Net cash used in operating activities	(89,102)	(85,011)	(38,162)
Investing activities
Purchase of marketable securities	(8,809)	(80,979)	(102,160)
Maturities of marketable securities	72,872	112,993	48,720
Sales of marketable securities	5,401	—	—
Purchase of property and equipment	(3,515)	(16,173)	(5,663)
Net cash provided by (used in) investing activities	65,949	15,841	(59,103)
Financing activities
Proceeds from issuance of common stock, net of issuance costs	10,879	75,202	92,586
Proceeds from issuance of common stock and pre-funded warrants	125,026	—	—
Payments of deferred financing costs	(104)	(807)	(3,080)
Proceeds from issuance of convertible preferred stock, net of issuance costs	—	—	20,935
Net cash provided by financing activities	135,801	74,395	110,441
Net increase in cash, cash equivalents and restricted cash	112,648	5,225	13,176
Cash, cash equivalents and restricted cash at beginning of period	58,400	53,175	39,999
Cash, cash equivalents and restricted cash at end of period	$171,048	$58,400	$53,175
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$316	$1,232	$1,482
Deferred financing costs included in accrued liabilities and accounts payable	$5,200	$—	$—
Remeasurement of operating lease right-of-use asset for lease modification	$3,174	$1,878	$—

See accompanying notes to consolidated financial statements.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

1.	Organization

Description of Business

Gritstone Oncology, Inc. (“Gritstone” or “the Company”) is a biotechnology company developing targeted immunotherapies for cancer and infectious disease. The Company was incorporated in the state of Delaware in August 2015, and is based in Emeryville, California and Cambridge, Massachusetts, with a manufacturing facility in Pleasanton, California. The Company operates in one segment.
2.	Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the SEC for reporting. The consolidated financial statements are comprised of the consolidation of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

Need for Additional Capital

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had an accumulated deficit of $326.3 million and $221.0 million as of December 31, 2020 and 2019, respectively. The Company had net losses of $105.3 million, $94.4 million, and $64.8 million for the years ended December 31, 2020, 2019 and 2018, respectively, and net cash used in operating activities of $89.1 million, $85.0 million, and $38.2 million for years ended December 31, 2020, 2019 and 2018, respectively. To date, none of the Company’s drug candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has evaluated and concluded there are no conditions or events, considered in the aggregate, that raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year following the date that these consolidated financial statements are issued.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical and clinical study trial accruals, fair value of assets and liabilities, the fair value of right-of-use assets (“ROU Assets”) and lease liabilities, fair value of pre-funded warrants, revenue recognition, and the fair value of stock-based compensation awards. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Fair Value of Financial Instruments

U.S. GAAP establishes a fair value hierarchy for instruments measured at fair value that distinguishes between assumptions based on market data (observable inputs) and the Company’s own assumptions (unobservable inputs). Observable inputs are inputs that market participants would use in pricing the asset or liability based on market data obtained from sources independent of the Company. Unobservable inputs are inputs that reflect the Company’s assumptions about the inputs that market participants would use in pricing the asset or liability and are developed based on the best information available in the circumstances.

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

The carrying amounts reflected on the consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued compensation and accrued liabilities approximate their fair values due to their short-term nature.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents, which consist primarily of highly liquid investments with original maturities of three (3) months or less when purchased, are stated at cost which approximates fair value. These assets include investments in money market funds that invest in U.S. Treasury obligations and certificates of deposit which are stated at fair value.

The Company has issued a letter of credit under a lease agreement which has been collateralized by a cash deposit for an equal amount and is recorded within deposits and other long-term assets on the consolidated balance sheets based on the term of the underlying lease. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands).

	December 31,
	2020	2019
Cash and cash equivalents	$170,056	$57,408
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$171,048	$58,400

Marketable Securities

The Company invests its excess cash in investment grade short-term fixed income securities. Such investments in marketable securities are considered available for sale, and reported at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss). Marketable securities with maturities of greater than three (3) months from the date of purchase but less than one year from the consolidated balance sheet date are classified as short-term, while marketable securities with maturities in one year or beyond one year from the consolidated balance sheet date are classified as long term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

to be other than temporary, if any, on available-for-sale securities are included in interest income, net. The cost of securities sold is determined using specific identification method.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2020, 2019 or 2018. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Additionally, the Company has determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2020.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. Through December 31, 2020, the Company has no off-balance sheet concentrations of credit risk.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those of other clinical-stage immunotherapy companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services.

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

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset	Estimated Useful Life
Computer equipment and software	3 to 5 years
Furniture and fixtures	5 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Shorter of useful life or lease term

Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and ROU assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no indicators of impairment of long-lived assets and no impairment losses have been recorded as of and for the year ended December 31, 2020, 2019 or 2018.

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

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve (12) months this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s consolidated balance sheets. If the Company expects to have an unconditional right to receive consideration in the next twelve (12) months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

The Company estimates the fair value of stock option grants and ESPP purchase rights using the Black-Scholes option-pricing model (“the Black-Scholes model”). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation of the expected term for its stock options. Volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to the Company’s. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Research and Development Expenses

All research and development costs, including work performed by third parties, are expensed as incurred. Research and development costs consist of salaries and other personnel-related expenses, including associated non-cash stock-based compensation, consulting fees, laboratory supplies, and facility costs, as well as external research and development expenses incurred under arrangements with third parties, fees paid to other entities that conduct certain research and development activities on behalf of the Company, and costs incurred related to our collaboration agreements. Costs to develop the Company’s technologies are recorded as research and development expense unless certain costs which meet the criteria to be capitalized as internal-use software costs is met. Payments made prior to the receipt of goods or services to be used in research and development are capitalized until the goods are received or services are realized or consumed. Such payments are evaluated for current or long-term classification based on when they will be realized.

The Company has and may continue to enter into license agreements to access and utilize certain technology. In each case, the Company evaluates of the license agreement results in the acquisition of an asset or a business. To date, none of the Company’s license agreements have been considered to be acquisitions of businesses. For asset acquisitions, the upfront payments to acquire such licenses, as well as any future milestone payments, are immediately recognized as research and development expense when paid, provided that there is no alternative future use of the rights in other research and development projects. These license agreements may also include contingent consideration in the form of cash payments to be made for future milestone events. The Company assesses whether such contingent consideration meets the definition of a derivative and, to date, the Company has determined that such contingent consideration are not derivatives.

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

In certain arrangements, the Company was involved in the construction of improvements to buildings it is leasing. To the extent the Company was involved with the structural improvements of the construction project or takes construction risk, the Company was considered to be the owner of the building and related improvements for accounting purposes during the construction period. The Company recorded the fair value of the building and related improvements subject to the lease within property and equipment on the consolidated balance sheet. The Company also recorded a corresponding lease financing obligation on its consolidated balance sheet representing the amounts financed by the lessor for the building and lessor financed improvements. Once a construction project was complete, the Company considered the requirements for sale-leaseback accounting treatment. If the Company concludes the arrangement does not qualify for sale-leaseback accounting treatment, the building and related improvements remained on the Company’s consolidated balance sheets and were subject to depreciation and assessment of impairment.

For such arrangements, at both pre and post the construction period, the Company bifurcated its lease payments into a portion allocated to the building and a portion allocated to the parcel of land on which the building had been built. The portion of the lease payments allocated to the land was treated for accounting purposes as operating lease payments, and therefore was recorded as rent expense in the consolidated statements of operations and comprehensive loss. The portion of the lease payments allocated to the building was further bifurcated into a portion allocated to interest expense and a portion allocated to reduce the lease financing obligation. The interest rate used for the lease financing obligation represents the Company’s estimated incremental borrowing rate at the inception of the lease, adjusted to reduce any built-in loss.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Subsequent to January 1, 2019, the Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU assets, lease liabilities, current portion, and lease liabilities, net of current portion in our consolidated balance sheets at December 31, 2020 and 2019. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company utilizes the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU asset is impaired.

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

The Company has elected to not separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU asset have been recorded on the consolidated balance sheet and amortized as lease expense on a straight-line basis over the lease term.

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

The Company recognizes and measures uncertain tax positions using a two—step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Through December 31, 2020, the Company had not accrued interest or penalties related to uncertain tax positions.

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

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s consolidated financial statements as of December 31, 2020; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

Comprehensive Loss

Comprehensive loss includes net loss and certain changes in stockholders’ equity that are excluded from net loss, primarily unrealized gains and losses on the Company’s marketable securities.

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

Recently Adopted Accounting Pronouncements

In June 2016, the Financial Accounting Standards Board (“FASB”) issued Accounting Standard Update (“ASU”) 2016-13, Financial Instruments – Credit Losses (Topic 326): Measurement of Credit Losses on Financial Instruments, which represents a new credit loss standard that will change the impairment model for most financial assets and certain other financial instruments. The FASB subsequently issued amendments to ASU 2016-13, which have the same effective and transition date of January 1, 2020. Specifically, this guidance will require entities to utilize a new “expected loss” model as it relates to trade and other receivables. In addition, entities will be required to recognize an allowance for estimated credit losses on available-for-sale debt securities, regardless of the length of time that a security has been in an unrealized loss position. The standard is effective for interim and annual periods beginning after December 15, 2019. The Company adopted this new standard on January 1, 2020 with no material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework – Changes to the Disclosure Requirements for Fair Value Measurement. ASU 2018-13 eliminates, adds and modifies certain disclosure requirements for fair value measurements and requires companies to disclose certain information. The Company adopted this standard on January 1, 2020 with no material impact on its consolidated financial statements and related disclosures.

In August 2018, the FASB issued ASU 2018-15, Intangibles (Topic 350): Customer’s Accounting for Implementation Costs Incurred in a Cloud Computing Arrangement That Is a Service Contract, which aligns the requirements for capitalizing implementation costs incurred in a hosting arrangement that is a service contract with the requirements for capitalizing implementation costs incurred to develop or obtain internal-use software. This new standard also requires customers to expense the capitalized implementation costs of a hosting arrangement that is a service contract over the term of the hosting arrangement. This standard is effective for annual reporting periods beginning after December 15, 2019, and interim periods within that year. This new standard can be applied either retrospectively or prospectively to all implementation costs incurred after the date of adoption. The Company adopted this standard on January 1, 2020 with no material impact on its consolidated financial statements and related disclosures.

In November 2018, the FASB issued ASU 2018-18, Collaborative Arrangements (Topic 808): Clarifying the Interaction between Topic 808 and Topic 606. This standard provides guidance on the interaction between Revenue Recognition (Topic 606) and Collaborative Arrangements (Topic 808) by aligning the unit of account guidance between the two topics and clarifying whether certain transactions between collaborative participants should be accounted for as revenue under Topic 606. The standard is effective for interim and annual periods beginning after December 15, 2019. The Company adopted this standard on January 1, 2020 with no material impact on its consolidated financial statements and related disclosures.

In December 2019, the FASB issued ASU 2019-12, Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (Topic 740): Simplifying the Accounting for Income Taxes (“ASU 2019-12”), which is intended to simplify various aspects related to accounting for income taxes by removing certain exceptions to the general principles in Topic 740. The pronouncement is effective for the Company for fiscal years beginning after December 15, 2021, and for interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company early adopted this standard on April 1, 2020 commencing on January 1, 2020 on a prospective basis. The adoption of this standard did not have a material impact on the Company’s consolidated financial statements and related disclosures.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity. The standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the standard modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for the Company as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU 2020-10, Codification Improvements. The standard contains improvements to the Codification by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The standard also improves various topics in the Codification so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. The amendments in ASU 2020-10 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-10 to have a material impact on its consolidated financial statements and related disclosures.
3.	Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	December 31, 2020
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$36,801	$—	$—	$36,801
Total cash equivalents	36,801	—	—	36,801
Short-term marketable securities:
U.S. treasuries	1,002	—	—	1,002
Total short-term marketable securities	1,002	—	—	1,002
Total	$37,803	$—	$—	$37,803

	December 31, 2019
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$42,133	$—	$—	$42,133
Commercial paper	1,749	—	—	1,749
Corporate debt securities	2,500	—	—	2,500
Total cash equivalents	46,382	—	—	46,382
Short-term marketable securities:
Certificates of deposit	631	—	—	631
Commercial paper	31,476	15	—	31,491
Corporate debt securities	38,237	15	(6)	38,246
Total short-term marketable securities	70,344	30	(6)	70,368
Total	$116,726	$30	$(6)	$116,750

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

As of December 31, 2020 and 2019, the Company had a total of $171.1 million and $127.8 million in cash, cash equivalents and marketable securities, which includes $170.1 million and $57.4 million in cash and cash equivalents and $1.0 million and $70.4 million in marketable securities, respectively.

All marketable securities held as of December 31, 2020, had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of December 31, 2020, the Company did not hold any individual securities in an unrealized loss position. Thus, the Company has not recorded an allowance for credit losses as of December 31, 2020. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2020, 2019 or 2018. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. The Company will continue to assess the current and expected future economic and market conditions surrounding the COVID-19 pandemic, as further development arises.

See Note 4 for further information regarding the fair value of the Company's financial instruments.
4.	Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,801	$36,801	$—	$—
Total cash equivalents	36,801	36,801	—	—
Short-term marketable securities:
U.S. treasuries	1,002	1,002	—	—
Total short-term marketable securities	1,002	1,002	—	—
Total	$37,803	$37,803	$—	$—

	December 31, 2019
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,133	$42,133	$—	$—
Commercial paper	1,749	—	1,749	—
Corporate debt securities	2,500	—	2,500	—
Total cash equivalents	46,382	42,133	4,249	—
Short-term marketable securities:
Certificates of deposit	631	—	631	—
Commercial paper	31,491	—	31,491	—
Corporate debt securities	38,246	—	38,246	—
Total short-term marketable securities	70,368	—	70,368	—
Total	$116,750	$42,133	$74,617	$—

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

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

There were no transfers between Level 1 and Level 2 during the periods presented.
5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2020	2019
Computer equipment and software	$971	$863
Furniture and fixtures	2,054	2,007
Laboratory equipment	22,213	21,025
Leasehold improvements	13,726	11,102
	38,964	34,997
Less accumulated depreciation and amortization	(16,925)	(10,310)
Construction-in-progress	66	2,224
Total property and equipment, net	$22,105	$26,911

Depreciation and amortization expense was $6.6 million, $4.7 million, and $4.0 million for the periods ended December 31, 2020, 2019 and 2018, respectively.
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

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s consolidated balance sheets as of December 31, 2020 and 2019. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent commenced on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $9.3 million ROU Asset and a $14.8 million lease liability on the consolidated balance sheet as of December 31, 2020.

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

In February 2016, the Company entered into a 67-month non-cancellable operating lease effective October 2016 for a new facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long-term assets on the Company’s consolidated balance sheet as of December 31, 2020. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete laboratory and office renovation.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

In March 2017, the Company entered into a noncancelable lease (the “Pleasanton Lease”) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the Pleasanton Facility). Subsequently, in April 2017, the Company took possession of the space. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced on December 1, 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of December 31, 2020, none of the irrevocable letter of credit amount has been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility building. The unamortized tenant improvement balance as of January 1, 2019 has been recognized as a component of operating lease ROU assets on the consolidated balance sheets as of December 31, 2020 and 2019.

In September 2018, the Company entered into a 24-month non-cancellable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. In conjunction with signing the lease, the Company prepaid the first twelve months base rent in the amount of $1.3 million of which $0.9 million as of January 1, 2019 was reclassified to the ROU Asset on the consolidated balance sheet upon adoption of Topic 842. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease ROU assets on the consolidated balance sheets as of December 31, 2020 and 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s consolidated balance sheet as of December 31, 2020.

In July 2019, the Company amended its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the original 24-month lease term ending in August 2020 by another 12 months through August 2021 and added additional leased laboratory and office space. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019. In conjunction with signing the lease amendment, the Company prepaid an additional twelve months base rent for both the original leased space and the additional leased space in the amount of $3.2 million, which was reclassified to operating lease right-of-use assets on the consolidated balance sheets. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease right-of-use assets on the consolidated balance sheets as of December 31, 2020 and 2019. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s consolidated balance sheets as of December 31, 2020 and 2019.

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

In May 2019, the Company entered into a 64-month non-cancellable operating lease for additional office space in Pleasanton, California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent commenced on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.3 million ROU Asset and a $0.4 million lease liability on the consolidated balance sheet as of December 31, 2020.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The components of lease costs, which were included in our consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Year ended December 31,
	2020	2019
Lease cost
Operating lease cost	$7,511	$6,382
Short-term lease cost	7	271
Total lease cost	$7,518	$6,653

Supplemental information related to leases was as follows (in thousands):

	Year ended December 31,
	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$5,389	$2,495
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$3,174	$12,331
Weighted average remaining lease term (years):
Operating leases	6.10	7.20
Weighted average discount rate:
Operating leases	9.0%	9.0%

As of December 31, 2020, minimum annual payments under the Company’s operating lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2021	$7,863
2022	5,836
2023	3,459
2024	3,459
2025	2,456
Thereafter	10,076
Total minimum payments	33,149
Less: Amounts representing interest expense	(8,050)
Present value of future minimum lease payments	25,099
Less: Current portion of lease liability	(5,874)
Noncurrent portion of lease liability	$19,225

Rent expense was $7.5 million, $6.7 million and $1.8 million for the years ended December 31, 2020, 2019 and 2018, respectively.

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. The Company is obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of December 31, 2020. During the year ended December 31, 2020, the Company had no research and development expense under the agreement. During the year ended December 31, 2019, the Company recognized an insignificant amount of research and development expense under the agreement. During 2018, the Company recognized a total of $1.0 million of research and development expense under the agreement.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services. The Company is obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of December 31, 2020. During the year ended December 31, 2020, the Company recognized an insignificant amount of research and development expense under the agreement. The Company recognized a total of $1.0 million in research and development expense under the agreement during the year ended December 31, 2019.

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

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement, or the bluebird Collaboration Agreement with bluebird bio, Inc., or bluebird”. Under the terms of the bluebird Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T-cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the bluebird Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the bluebird Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the bluebird Collaboration Agreement. None of these events had occurred as of December 31, 2020 and no royalties were due from the sale of licensed products.

In August 2019, the Company entered into a First Amendment to the bluebird Collaboration Agreement, which extended the timeline for the Company and bluebird to execute a Patient Selection Services Agreement from within one year to within two years after the Effective Date of the bluebird Collaboration Agreement. In August 2020, the Company entered into a Second Amendment, which extended the timeline of the Patient Selection Services Agreement to within three years and also extended the Tissue Analysis Period from February 28, 2021 to June 30, 2021. Both amendments were entered into for administrative purposes, and the Company determined the amendments were not a modification of contract under the contract with customers guidance.

bluebird may terminate the bluebird Collaboration Agreement by giving a 120-day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early, the agreement has a term that ends upon the last payment owed by Gritstone on a licensed product. The bluebird Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party or bankruptcy of the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to bluebird under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, all of bluebird’s payment obligations that have not yet accrued related to future milestone and royalty payments will be reduced by 50% for the remainder of the agreement term.

The Company concluded that bluebird is a customer, and the contract is not subject to guidance on collaborative arrangements. This is because the Company granted to bluebird a license to its intellectual property, and provided research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The Company identified the following three material promises under the bluebird Collaboration Agreement: 1) transfer of a license to intellectual property and related technology know-how (“License and Know-How”); 2) the obligation to perform target selection and TCR generation services (“Research and Development Services”); and 3) participation on the Joint Steering Committee (“JSC”). The Company provided to bluebird standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

The Company considered that the License and Know-How has standalone functionality, was considered to be functional intellectual property, and is capable of being distinct. However, the Company determined that the License and Know-How is not distinct from the Research and Development Services or participation on the JSC within the context of the agreement, because bluebird is dependent on the Company to execute the Research and Development Services and participate on the JSC in order for bluebird to benefit from the License and Know-How. As such, the License and Know-How is combined with the Research and Development Services and participation on the JSC into a single performance obligation, and the transaction price under this arrangement will be allocated to this single performance obligation.

The Company has also determined that all other goods or services that are contingent upon bluebird reaching various milestones are not considered performance obligations at the inception of the arrangement.

The transaction price at the inception of the bluebird Collaboration Agreement consisted of the upfront payment of $20.0 million and the $10.0 million received from bluebird for the purchase of the Company’s Series C convertible preferred stock. The sale of the Series C convertible preferred stock was not considered to be a performance obligation as it was a separate financing component of the transaction. Accordingly, $10.0 million of the transaction price was allocated to the issuance of 768,115 shares of Series C convertible preferred stock at fair value of $13.04 per share and recorded in stockholders’ equity.

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of December 31, 2020. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early-stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date in August 2018 and ends upon completion of the Research and Development Services, which is also when the participation on the JSC is no longer an obligation. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company also analyzed the impact of bluebird terminating the agreement prior to August 2023 and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to bluebird for doing so. We considered quantitative and qualitative factors to reach this conclusion.

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

For the years ended December 31, 2020 and 2019, the Company recognized $2.8 million and $4.3 million, respectively, as collaboration revenue as a result of satisfying its performance obligation by transferring the promised services estimated by the labor cost incurred. A deferred revenue balance of $11.7 million is recorded on the consolidated balance sheet in both current and long-term liabilities as of December 31, 2020, which relates to the performance obligation identified, with such amounts to be recognized over the period the performance obligation is expected to be satisfied, which is currently expected to be through mid-2023.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Changes in the deferred revenue balance during the year ended December 31, 2020 are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2019	$14,516
Additions	—
Deductions	(2,821)
Balance at December 31, 2020	$11,695

There were no receivables or net contract assets recorded as of December 31, 2020 associated with the bluebird Collaboration Agreement.

The Company expensed all incremental costs of obtaining the bluebird Collaboration Agreement in 2018, as such amounts were insignificant.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation, or Arbutus, and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. Under this license agreement, the Company made an upfront payment of $5.0 million, which was included in research and development expenses during 2017. During the year ended December 31, 2020, the Company had no research and development expense under the agreement. During 2019, the Company reimbursed Arbutus for materials and personnel costs totaling $0.4 million. The Company is obligated to pay Arbutus for services rendered and certain milestone payments up to an aggregate of $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of December 31, 2020, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other events had occurred as of December 31, 2020 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement, or the license agreement, with Genevant Sciences GmbH, or Genevant, pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s lipid nanoparticle, or LNP, technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. The license agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Genevant is a spin-off of Arbutus. Prior to this agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Pursuant to the license agreement, Genevant also granted the Company certain options to license the LNP technology for additional therapeutic indications of up to $1.5 million for each indication and $1.0 million to extend the option term. The license agreement with Genevant continues in effect until the last to expire royalty term or early termination. The license agreement is terminable by the Company for convenience with 90 days prior written notice or immediately if based on certain product safety or efficacy or regulatory criteria. Either party may terminate the agreement for material breach, subject to a cure period, and Genevant may terminate the agreement if the Company challenges a licensed patent.
8.	Balance Sheet Components

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2020	2019
Prepaid insurance	$1,480	$1,252
Prepaid research and development-related expenses	2,584	1,473
Other	268	772
Total prepaid expenses and other current assets	$4,332	$3,497

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	December 31,
	2020	2019
Lease security deposits	$1,218	$1,201
Prepaid research and development-related expenses	518	585
Restricted cash	992	992
Total deposits and other long-term assets	$2,728	$2,778

Accrued Liabilities

Accrued current liabilities consist of the following (in thousands):

	December 31,
	2020	2019
Property and equipment	$96	$761
Other	581	280
Total accrued current liabilities	$677	$1,041

9.	Stockholders’ Equity

In connection with the completion of its IPO, on October 2, 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

The Company has 10,000,000 shares of preferred stock authorized for issuance, par value of $0.0001 per share. As of December 31, 2020 and 2019, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value of $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of December 31, 2020 and 2019, respectively, there were 47,552,693 and 36,332,956 shares of common stock issued and outstanding.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Sale of Common Stock, Preferred Stock and Pre-Funded Warrants

The Company entered into a Series C preferred stock purchase agreement with certain investors in June 2018, and upon approval by the Company’s Board of Directors, the Company completed a Series C convertible preferred stock financing at a price per share of $13.04. The net cash proceeds totaled $8.9 million and 690,128 shares of Series C convertible preferred stock were issued. Issuance costs totaled $0.1 million and were recorded as a reduction of the proceeds. In July 2018, the Company sold an additional 153,360 shares of Series C convertible preferred stock at a price of $13.04 per share for net cash proceeds of $2.0 million. In August 2018, in conjunction with the bluebird Collaboration Agreement, the Company sold bluebird 768,115 shares of Series C convertible preferred stock at a price of $13.04 per share for gross proceeds of $10.0 million.

In October 2018, the Company closed its initial public offering, or IPO, of 6,854,202 shares of common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an offering price to the public of $15.00 per share. The Company received net proceeds of approximately $92.5 million, after deducting underwriting discounts and commissions and offering costs. In connection with the IPO, all of the Company’s outstanding shares of convertible preferred stock were automatically converted into 19,409,132 shares of common stock. The related carrying value of $177.9 million was reclassified to common stock and additional paid-in capital.

In April 2019, the Company completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. The Company received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, the Company filed a Registration Statement on Form S-3, or the Shelf Registration Statement, with the SEC, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through an “at the market offering” under the Securities Act, or the ATM Offering Program. The SEC declared the Shelf Registration Statement effective on November 8, 2019.

In October 2019, the Company also entered into the Sales Agreement with Cowen and Company, LLC, or Cowen, to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an “at the market offering” under which Cowen will act as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $50,000. During the year ended December 31, 2019, the Company issued and sold 490,880 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $3.8 million, after deducting commissions of $0.1 million and other offering expenses of $0.3 million. During the year ended December 31, 2020, the Company issued and sold 1,160,963 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $9.8 million, after deducting commissions of $0.3 million and $0.1 million of other offering expenses.

In December 2020, the Company entered into an agreement to sell 5,543,351 shares of its common stock at a price of $3.34 per share and pre-funded warrants (the “Warrants”) to purchase 27,480,719 shares of common stock at a public offering price of $3.33 through a private investment in public equity, or PIPE, financing. The Company received aggregate net proceeds of approximately $110.0 million after deducting underwriting discounts and commissions and offering expenses payable by the Company. The Warrants are exercisable immediately upon issuance at an exercise price of $0.01 per share. Per their terms, the outstanding Warrants to purchase shares of the Company’s common stock generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of the Company’s common stock following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (“Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant agreements. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the Warrant holders certain registration rights with respect to the Warrants and the Warrant Shares.

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition,

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and Warrants, of which $87.7 million, net of issuance costs, was allocated to the Warrants and recorded as a component of additional paid-in-capital.

In December 2020, the Company entered into an additional agreement and sold an additional 4,043,127 shares of its common stock through a PIPE financing at a price per share of $3.71 for aggregate gross proceeds of $15.0 million. No additional Warrants were issued in connection with this second PIPE financing.

The underwriter placement and legal fees of $5.2 million related to these two PIPE financing transactions were included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2020.

Common Stock Warrants

As of December 31, 2020, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	The first date on which no shares of common stock are issuable upon a cash exercise of the Warrant	$3.34	27,480,719

There were no warrants exercised during the year ended December 31, 2020. There were no warrants issued or outstanding in previous years.
10.	Stock-Based Compensation

Award Incentive Plans

In August 2015, the Board of Directors approved the 2015 Equity Incentive Plan (“2015 Plan”). In connection with the Company’s IPO and the effectiveness of the 2018 Award Incentive Plan (“2018 Plan”), the 2015 Plan terminated, and no further awards will be granted under the 2015 Plan. The 92,815 shares of common stock shares that were then unissued and available for future issuance under the 2015 Plan became available under the 2018 Plan.

In September 2018, the Company’s Board of Directors approved the 2018 Plan. Under the 2018 Plan, a total of 2,690,000 shares of our common stock were initially reserved for issuance under the 2018 Plan, plus the number of shares remaining available for future awards under the 2015 Plan, as of the effective date of the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 4% of the total number of shares of our stock outstanding on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s Board of Directors. The maximum number of shares that may be issued upon the exercise of stock options under the 2018 Plan is 45,000,000.

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

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

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

The estimated fair value of stock purchase rights granted under the 2018 ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended	Year ended
	December 31, 2020	December 31, 2019
Expected dividend yield	—%	—%
Expected term	0.48 years	0.50 years
Risk-free interest rate	0.8%	2.2%
Expected volatility	81.0%	74.0%

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2020	2019	2018
Expected dividend yield	—%	—%	—%
Expected term	6.01 years	6.01 years	6.04 years
Risk-free interest rate	1.1%	2.3%	2.8%
Expected volatility	73.0%	83.0%	88.0%

Management’s calculations are based on a grant date valuation approach. Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $5.39, $8.08, and $6.59 per share during the years ended December 31, 2020, 2019, and 2018, respectively.

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

	Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2019	2,851,883	3,165,961	$7.83	8.45	$8,875
Authorized	1,454,553	—	$—
Granted	(1,822,300)	1,822,300	$8.41
Exercised	—	(197,544)	$1.06
Cancelled	624,276	(624,276)	$9.66
Balance at December 31, 2020	3,108,412	4,166,441	$8.13	8.15	$2,092
Vested and exercisable – December 31, 2020		1,941,879	$6.99	7.52	$1,874
Vested and expected to vest – December 31, 2020		3,894,070	$8.06	8.10	$2,078

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

For the years ended December 31, 2020, 2019, and 2018, the total intrinsic value of stock option awards exercised was $0.9 million, $3.0 million, and $0.8 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of December 31, 2020, $11.4 million of total cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the year ended December 31, 2020 was $6.8 million.

Stock-based compensation expense and awards granted to non-employees was insignificant for the years ended December 31, 2020, 2019 and 2018.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees and consultants and our 2018 ESPP, before taxes, is as follows (in thousands):

	Year Ended December 31,
	2020	2019	2018
Research and development expenses	$4,453	$3,437	$2,081
General and administrative expenses	2,657	1,862	914
Total	$7,110	$5,299	$2,995

11.	Income Taxes

The effective tax rate for the years ended December 31, 2020, 2019 and 2018 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2020	2019	2018
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	7.9	4.2	4.3
Permanent differences	(0.6)	(0.8)	(1.0)
Research and development tax credits	2.8	2.6	4.4
Other	(0.2)	(0.8)	(0.2)
Change in state tax apportionment	9.4	—	—
Change in valuation allowance	(40.3)	(26.3)	(28.5)
Total provision for income taxes	—%	—%	—%

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2020 and 2019. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. The increase in valuation allowance of $42.4 million and $24.9 million during 2020 and

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

2019, respectively, was primarily attributable to the Company’s current year taxable loss and increase in the effective state tax rate due to changes in the Company’s state apportionment factors.

The components of the net deferred tax assets/liabilities are as follows (in thousands):

	December 31,
	2020	2019
Deferred tax assets:
Federal and state net operating loss carryforwards	$74,278	$45,228
Research and development tax credits	9,247	6,205
Lease liabilities	7,327	5,920
Accruals and other	3,354	2,172
Amortization	11,155	2,700
Deferred revenue	3,414	3,659
Deferred tax liabilities:
Other depreciation	(763)	(638)
Operating lease right-of-use assets	(6,231)	(5,904)
Total net deferred tax assets	101,781	59,342
Less valuation allowance	(101,781)	(59,342)
Deferred tax assets, net of allowance	$—	$—

At December 31, 2020, the Company’s federal and state income tax net operating loss carryforwards were approximately $277.1 million and $242.9 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards will begin to expire in 2035 and the state tax loss carryforwards will begin to expire in 2035. Under the Tax Act, federal net operating losses generated after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. The federal net operating losses generated after December 31, 2017 of $226.5 million are carried forward indefinitely. In addition, the Company has certain federal, California and Massachusetts research and development income tax credit carryforwards of $8.3 million, $5.1 million and $0.7 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2035. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. The Massachusetts research and development income tax credit carryforwards will begin to expire in 2035.

Net operating loss and tax credit carryforwards as of December 31, 2020 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$226,510	Do not expire
Net operating losses, federal (pre January 1, 2018)	50,587	2035 - 2037
Net operating loss, state	242,922	2035 - 2040
Tax credits, federal	8,252	2035 - 2040
Tax credits, state	5,772	CA: credits do not expire MA: 2035 - 2040

The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under IRC Sections 382 and 383. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years. The Company completed an analysis through December 31, 2020 under IRC Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership. In connection with the Company’s IPO, which closed in October 2018, the Company did experience an ownership change pursuant to Section 382. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. Other than the change identified in connection with the Company’s IPO, through December 31, 2020, the Company did not experience any other ownership change pursuant to Section 382.

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2020	2019	2018
Beginning of year—unrecognized tax benefits	$2,610	$2,077	$1,089
Decrease for tax positions taken during prior periods	—	(711)	(453)
Increases for tax positions taken during current period	1,415	1,244	1,441
End of year—unrecognized tax benefits	$4,025	$2,610	$2,077

If recognized, none of the unrecognized tax benefits as of December 31, 2020 and 2019 would impact the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve (12) months.

During the years ended December 31, 2020, 2019, and 2018, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive, given the net loss for each period presented.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Net loss	$(105,314)	$(94,433)	$(64,775)
Denominator:
Weighted-average common shares outstanding, basic and diluted	37,792,365	33,554,823	8,919,281
Net loss per share, basic and diluted	$(2.79)	$(2.81)	$(7.26)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share (see Note 9). The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested, and are immediately exercisable upon their issuance date.

Since the Company was in a loss position for all periods presented, basic net loss per share is the same as diluted net loss per share for all periods, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2020	2019	2018
Options issued and outstanding and ESPP shares issuable and outstanding	4,213,738	3,179,041	2,429,859
Early exercised common stock subject to future vesting	—	30,874	226,967
Total	4,213,738	3,209,915	2,656,826

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

13.	Related-Party Transactions

During the year ended December 31, 2018, the Company issued 333,333 shares of common stock for total net proceeds of $5.0 million to certain stockholders considered to be related parties.
14.	Defined Contribution Plan

The Company began sponsoring a 401(k) Plan in 2017, which provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 50% of the first 4% of each employee’s contribution. During the years ended December 31, 2020, 2019 and 2018, expenses recognized for the 401(k) Plan were insignificant.

15.	Subsequent Event

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “License Agreement”) with Genevant Sciences GmbH (“Genevant”). Pursuant to the License Agreement, the Company obtained a nonexclusive license to Genevant’s lipid nanoparticle technology (“LNP Technology”) to develop and commercialize self-amplifying RNA (“SAM”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the License Agreement, the Company made a $1.5M upfront payment to Genevant and Genevant is eligible to receive from the Company up to $191.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the License Agreement, subject to certain conditions.

In January 2021, the Company entered into a Collaboration, Option and License Agreement with Gilead Sciences, Inc., or Gilead, to research and develop a vaccine-based immunotherapy as part of Gilead’s efforts to find a curative treatment for HIV infection. Pursuant to the terms of this agreement, Gilead will be responsible for conducting a Phase 1 study of a HIV-specific therapeutic vaccine utilizing the Company’s technology and has made a $30.0 million upfront cash payment to the Company. The Company also granted Gilead an option to acquire an exclusive license to develop and commercialize the HIV-specific therapeutic vaccine beyond the Phase 1 study. The Company will be eligible to receive up to an aggregate of $725.0 million if this option is exercised and if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid single-digits to low double-digits on net sales of a therapeutic product utilizing its technology. In connection with this agreement, the Company and Gilead entered into a Stock Purchase Agreement in January 2021, pursuant to which the Company issued and sold to Gilead, in an unregistered offering, 1,169,591 shares of the Company’s common stock at a purchase price of approximately $25.65 per share for aggregate gross proceeds to the Company of $30.0 million. In addition, the Company and Gilead entered into a Stockholder Agreement in January 2021, pursuant to which the Company granted certain registration rights to Gilead in respect of the shares of common stock purchased in this private placement, and Gilead agreed to certain standstill and market stand-off provisions.
16.	Selected Quarterly Financial Data (Unaudited)

The following tables show a summary of the Company’s quarterly financial information for each of the four quarters of 2020 and 2019 and has been prepared in accordance with U.S. GAAP for interim financial reporting (in thousands, except per share amounts). In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included.

	Quarter Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020
Revenue	$1,348	$939	$488	$1,262
Loss from operations	$(27,147)	$(26,142)	$(26,057)	$(26,671)
Net loss	$(27,167)	$(26,073)	$(25,868)	$(26,206)
Net loss per share, basic and diluted	$(0.69)	$(0.69)	$(0.69)	$(0.71)

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

	Quarter Ended
	December 31, 2019	September 30, 2019	June 30, 2019	March 31, 2019
Revenue	$884	$984	$1,150	$1,347
Loss from operations	$(28,313)	$(28,484)	$(22,214)	$(18,929)
Net loss	$(27,704)	$(27,548)	$(21,172)	$(18,009)
Net loss per share, basic and diluted	$(0.77)	$(0.77)	$(0.63)	$(0.62)

Gritstone Oncology, Inc.

Notes to Consolidated Financial Statements

December 31, 2020

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2020, management, with the participation of our Chief Executive Officer (also serving as Principal Financial Officer) and our Chief Accounting Officer, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the Chief Executive Officer (Principal Financial Officer) and the Chief Accounting Officer, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer (Principal Financial Officer) and the Chief Accounting Officer concluded that, as of December 31, 2020, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2020 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer (also serving on an interim basis as Principal Financial Officer), our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2020.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

Information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2021 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2020, and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith

		Form	Date	Number

3.1	Amended and Restated Certificate of Incorporation, as amended.	8-K	10/02/18	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/18	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

4.3	Description of Common Stock.	10-K	03/11/20	4.3

10.1(a)†	License Agreement, dated as of October 16, 2017, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of July 20, 2018, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.1(c)†	Second Amendment to Research Collaboration and License Agreement, by and between Gritstone Oncology, Inc. and bluebird bio, Inc., effective August 19, 2020	10-Q	11/05/20	10.1

10.2(a)#	2018 Incentive Award Plan.	S-8	10/02/18	99.2	(A)

10.2(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(b)

10.2(c)#	Form of Restricted Stock Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(c)

10.2(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(d)

10.3#	Employment Agreement by and between Gritstone Oncology, Inc. and Andrew Allen, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.9

10.4#	Employment Agreement by and between Gritstone Oncology, Inc. and Matthew Hawryluk, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.10

10.5#	Employment Agreement by and between Gritstone Oncology, Inc. and Karin Jooss, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.11

10.6#	Employment Agreement by and between Gritstone Oncology, Inc. and Raphaël Rousseau, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.12

10.7#	Employment Agreement by and between Gritstone Oncology, Inc. and Roman Yelensky, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.13

10.8#	Employment Agreement by and between Gritstone Oncology, Inc. and Erin Jones, effective as of September 27, 2018.	S-1/A	09/17/18	10.16

10.9#	Employment Agreement by and between Gritstone Oncology, Inc. and Vijay Yabannavar, Ph.D., effective as of July 2, 2019.	10-Q	11/12/19	10.1

10.10#	Employment Agreement by and between Gritstone Oncology, Inc. and Rahsaan Thompson, effective as of March 2, 2020.	10-Q	05/07/20	10.1

10.11#	Non-Employee Director Compensation Program.	S-1/A	09/17/18	10.17

10.12#	2018 Employee Stock Purchase Plan.	S-8	10/02/18	99.3

10.13	Lease, dated as of February 11, 2016, by and between Gritstone Oncology, Inc. and BMR-Sidney Research Campus LLC.	S-1	08/23/18	10.4

10.14	Office Building Net Lease, dated as of March 24, 2017, by and between Gritstone Oncology, Inc. and Hacienda Portfolio Venture, LLC.	S-1	08/23/18	10.5

10.15	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and Emery Station West, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.1

10.16	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of September 6, 2018.	10-Q	11/20/19	10.2

10.17	First Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of July 11, 2019.	10-Q	11/20/19	10.3

10.18	Second Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of May 20, 2020.	10-Q	08/05/20	10.1

10.19	Amended and Restated Investors’ Rights Agreement dated as of June 29, 2018, by and among Gritstone Oncology, Inc. and the investors listed therein.	S-1	08/23/18	10.2

10.20	Sales Agreement, dated October 15, 2019, by and between Gritstone Oncology, Inc. and Cowen and Company, LLC.	S-3	10/15/19	1.2

10.21	Form of Indemnification Agreement.	S-1/A	09/17/18	10.18

10.22	Securities Purchase Agreement, dated December 22, 2020	8-K	12/28/20	10.1

10.23	Securities Purchase Agreement, dated December 28, 2020	8-K	12/30/20	10.1

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone Oncology, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2020 has been formatted in Inline XBRL.	X

†	Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.
#	Indicates management contract or compensatory plan.
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

GRITSTONE ONCOLOGY, INC.

Date: March 11, 2021	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Allen	President, Chief Executive Officer and Director	March 11, 2021
Andrew Allen, M.D., Ph.D.	(Principal Executive and Financial Officer)

/s/ James Cho	Chief Accounting Officer	March 11, 2021
James Cho	(Principal Accounting Officer)

/s/ Richard Heyman	Director	March 11, 2021
Richard A. Heyman, Ph.D.

/s/ Judith Li	Director	March 11, 2021
Judith J. Li

/s/ Steve Krognes	Director	March 11, 2021
Steve Krognes

/s/ Nicholas Simon	Director	March 11, 2021
Nicholas Simon

/s/ Elaine Jones	Director	March 11, 2021
Elaine Jones, Ph.D.

/s/ Thomas Woiwode	Director	March 11, 2021
Thomas Woiwode, Ph.D.