Form 10-Q
period 2021-03-31
Gritstone bio, Inc.
filed 2021-05-06
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2021

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from                      to

Commission file number: 001-38663

Gritstone bio, Inc.

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

As of May 3, 2021 there were 49,197,828 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	March 31,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$108,505	$170,056
Marketable securities	89,501	1,002
Prepaid expenses and other current assets	4,507	4,332
Total current assets	202,513	175,390
Property and equipment, net	21,693	22,105
Operating lease right-of-use assets	19,997	21,344
Deposits and other long-term assets	2,736	2,728
Total assets	$246,939	$221,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,368	$9,578
Accrued compensation	3,821	6,331
Accrued liabilities	571	677
Accrued research and development expenses	1,558	1,053
Lease liabilities, current portion	6,075	5,874
Deferred revenue, current portion	3,386	3,475
Total current liabilities	21,779	26,988
Other non-current liabilities	395	395
Lease liabilities, net of current portion	17,619	19,225
Deferred revenue, net of current portion	7,795	8,220
Total liabilities	47,588	54,828
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2021 and December 31, 2020; 49,197,828 and 47,552,693 shares issued and outstanding at March 31, 2021 and December 31, 2020, respectively	18	18
Additional paid-in capital	517,715	493,023
Accumulated other comprehensive loss	(3)	—
Accumulated deficit	(318,379)	(326,302)
Total stockholders’ equity	199,351	166,739
Total liabilities and stockholders’ equity	$246,939	$221,567

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2021	2020
Revenues:
Collaboration and license revenues	$39,693	$1,262
Total revenues	39,693	1,262
Operating expenses:
Research and development	24,856	22,468
General and administrative	6,941	5,465
Total operating expenses	31,797	27,933
Income (loss) from operations	7,896	(26,671)
Interest income, net	27	465
Net income (loss)	7,923	(26,206)
Other comprehensive loss:
Unrealized loss on marketable securities	(3)	(44)
Net and comprehensive income (loss)	$7,920	$(26,250)
Net income (loss) per share, basic	$0.10	$(0.71)
Weighted-average number of shares used in computing net income (loss) per share, basic	75,987,372	36,798,562
Net income (loss) per share, diluted	$0.10	$(0.71)
Weighted-average number of shares used in computing net income (loss) per share, diluted	77,464,356	36,798,562

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended March 31, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $330	1,169,591	—	20,839	—	—	20,839
Unrealized loss on marketable securities	—	—	—	(3)	—	(3)
Issuance of common stock under employee stock purchase plan (“ESPP”)	109,564	—	279	—	—	279
Issuance of common stock upon exercise of stock options	365,980	—	1,824	—	—	1,824
Stock-based compensation	—	—	2,201	—	—	2,201
Net income	—	—	—	—	7,923	7,923
Balance at March 31, 2021	49,197,828	$18	$517,715	$(3)	$(318,379)	$199,351

Three Months Ended March 31, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	36,332,956	$17	$355,291	$24	$(220,988)	$134,344
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $4	568,369	—	5,577	—	—	5,577
Unrealized loss on marketable securities	—	—	—	(44)	—	(44)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	23,732	—	8	—	—	8
Issuance of common stock upon exercise of stock options	60,682	—	91	—	—	91
Stock-based compensation	—	—	1,619	—	—	1,619
Net loss	—	—	—	—	(26,206)	(26,206)
Balance at March 31, 2020	36,985,739	$17	$362,586	$(20)	$(247,194)	$115,389

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2021	2020
Operating activities
Net income (loss)	$7,923	$(26,206)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	1,595	1,626
Net amortization of premiums and discounts on marketable securities	107	(78)
Stock-based compensation	2,201	1,619
Non-cash operating lease expense	1,900	1,850
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(182)	32
Deposits and other long-term assets	(7)	83
Accounts payable	1,637	865
Accrued compensation	(2,510)	(1,825)
Accrued and other non-current liabilities	(51)	(38)
Accrued research and development expenses	505	532
Lease liability	(1,950)	(520)
Deferred revenue	(514)	(917)
Net cash provided by (used in) operating activities	10,654	(22,977)
Investing activities
Purchase of marketable securities	(89,610)	(3,805)
Maturities of marketable securities	1,000	17,167
Sales of marketable securities	—	3,021
Purchase of property and equipment	(990)	(1,609)
Net cash provided by (used in) investing activities	(89,600)	14,774
Financing activities
Proceeds from issuance of common stock, net of issuance costs	2,103	5,659
Proceeds from issuance of common stock from public offering	21,170	—
Payments of deferred financing costs	(5,878)	(4)
Net cash provided by financing activities	17,395	5,655
Net decrease in cash, cash equivalents and restricted cash	(61,551)	(2,548)
Cash, cash equivalents and restricted cash at beginning of period	171,048	58,400
Cash, cash equivalents and restricted cash at end of period	$109,497	$55,852
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$509	$946
Deferred financing costs included in accrued liabilities and accounts payable	$46	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Description of Business

Gritstone bio, Inc. (“Gritstone” or the “Company”), previously known as “Gritstone Oncology, Inc.”, is a biotechnology company developing targeted immunotherapies for cancer and infectious disease. The Company was incorporated in the state of Delaware in August 2015, and is based in Emeryville, California and Cambridge, Massachusetts, with a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. During the three months ended March 31, 2021, the Company had net income of $7.9 million and $10.7 million of cash provided by operating activities. The Company had an accumulated deficit of $318.4 million as of March 31, 2021. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings, under an “at the market offering” (the “ATM Offering Program”) and private placement of common stock and pre-funded warrants, as well as proceeds from its collaboration arrangements. As of March 31, 2021, the Company had cash, cash equivalents and marketable securities of $198.0 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this Quarterly Report on Form 10-Q.
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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of Securities and Exchange Commission (the “SEC”) for interim reporting.

The interim condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation for interim reporting. The results of operations for any interim period are not necessarily indicative of results of operations for any future period.

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s financial statements as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2021.

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical and clinical study trial accruals, fair value of assets and liabilities, the fair value of right-of-use assets (“ROU Assets”) and lease liabilities, fair value of pre-funded warrants, revenue recognition, and the fair value of stock-based compensation awards. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of March 31, 2021, the Company has no off-balance sheet concentrations of credit risk.

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

Cash, Cash Equivalents, and Restricted Cash

Cash equivalents, which consist primarily of highly liquid investments with original maturities of three (3) months or less when purchased, are stated at fair value. These assets include investments in money market funds that invest in U.S. Treasury obligations and certificates of deposit, which are stated at fair value.

The Company has issued a letter of credit under a lease agreement that has been collateralized by a cash deposit for an equal amount and is recorded within deposits and other long-term assets on the condensed consolidated balance sheets based on the term of the underlying lease. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the statements of cash flows (in thousands):

	March 31,	December 31,
	2021	2020
Cash and cash equivalents	$108,505	$170,056
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$109,497	$171,048

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets at March 31, 2021 and December 31, 2020. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

The Company considers a lease term to be the non-cancelable period that it has the right to use the underlying asset, including any periods where it is reasonably assured the Company will exercise the option to extend the contract. Periods covered by an option to extend are included in the lease term if the lessor controls the exercise of that option.

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

Revenue Recognition

The Company analyzes its collaboration agreements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are considered to be in the scope of the collaboration guidance and that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. Elements of collaboration arrangements that are reflective of a vender-customer relationship are accounted for pursuant to the revenue from contracts with customers guidance. The terms of the licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration, and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of the accounting for revenue from contracts with customers guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

In determining the appropriate amount of revenue to be recognized as the Company fulfills its obligations under each of its agreements, the Company performs the following steps: (i) identification of the promised goods or services in the contract; (ii) determination of whether the promised goods or services are performance obligations, including whether they are distinct in the context of the contract; (iii) measurement of the transaction price, including the constraint on variable consideration; (iv) allocation of the transaction price to the performance obligations based on estimated selling prices; and (v) recognition of revenue when (or as) the Company satisfies each performance obligation.

Amounts received prior to satisfying the revenue recognition criteria are recorded as deferred revenue in the Company’s condensed consolidated balance sheets. If the related performance obligation is expected to be satisfied within the next twelve (12) months, this will be classified in current liabilities. Amounts recognized as revenue prior to receipt are recorded as contract assets in the Company’s condensed consolidated balance sheets. If the Company expects to have an unconditional right to receive consideration in the next twelve (12) months, this will be classified in current assets. A net contract asset or liability is presented for each contract with a customer.

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

If it is determined that multiple performance obligations exist, the transaction price is allocated at the inception of the agreement to all identified performance obligations, based on the relative standalone selling prices. The relative selling price for each performance obligation is estimated using objective evidence if it is available. If objective evidence is not available, the Company uses its best estimate of the selling price for the performance obligation.

Revenue is recognized when, or as, the Company satisfies a performance obligation by transferring a promised good or service to a customer. An asset is transferred when, or as, the customer obtains control of that asset, which for a service is considered to be as the services are received and used. The Company recognizes revenue over time by measuring the progress toward complete satisfaction of the relevant performance obligation, using an appropriate input or output method based on the nature of the good or service promised to the customer.

After contract inception, the transaction price is reassessed at every period end and updated for changes, such as resolution of uncertain events. Any change in the transaction price is allocated to the performance obligations on the same basis as at contract inception.

Management may be required to exercise considerable judgment in estimating revenue to be recognized. Judgment is required in identifying performance obligations, estimating the transaction price, estimating the stand-alone selling prices of identified performance obligations (which may include forecasted revenue, development timelines, reimbursement rates for personnel costs, discount rates and probabilities of technical and regulatory success) and estimating the progress towards satisfaction of performance obligations.

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

On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020, 2021 and 2022 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits, including carryovers, may not reduce the applicable tax by more than $5.0 million for taxable years 2020, 2021 and 2022.

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2021; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). The standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the standard modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for the Company as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company is currently evaluating the impact of ASU 2020-06 on its condensed consolidated financial statements and related disclosures.

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The standard contains improvements to the FASB Accounting Standards Codification (the “Codification”) by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The standard also improves various topics in the Codification so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. The amendments in ASU 2020-10 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. The Company does not expect the adoption of ASU 2020-10 to have a material impact on its condensed consolidated financial statements and related disclosures.

3.	Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	March 31, 2021
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$51,940	$—	$—	$51,940
Commercial paper	6,000	—	—	6,000
Corporate debt securities	4,143	—	(1)	4,142
Total cash equivalents	62,083	—	(1)	62,082
Short-term marketable securities:
Commercial paper	31,724	2	(2)	31,724
Corporate debt securities	17,444	—	(9)	17,435
U.S. treasuries	40,335	7	—	40,342
Total short-term marketable securities	89,503	9	(11)	89,501
Total	$151,586	$9	$(12)	$151,583

	December 31, 2020
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$36,801	$—	$—	$36,801
Total cash equivalents	36,801	—	—	36,801
Short-term marketable securities:
U.S. treasuries	1,002	—	—	1,002
Total short-term marketable securities	1,002	—	—	1,002
Total	$37,803	$—	$—	$37,803

All marketable securities held as of March 31, 2021 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of March 31, 2021, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Thus, no credit loss existed as of or for the three months ended March 31, 2021. The Company will continue to assess the current and expected future economic and market conditions surrounding the COVID-19 pandemic, as further development arises.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4.	Fair Value Measurements

The Company determines the fair value of financial and non-financial assets and liabilities based on the assumptions that market participants would use in pricing the asset or liability in an orderly transaction between market participants at the measurement date. The identification of market participant assumptions provides a basis for determining what inputs are to be used for pricing each asset or liability. A fair value hierarchy has been established, which gives precedence to fair value measurements calculated using observable inputs over those using unobservable inputs. This hierarchy prioritizes the inputs into three broad levels, as follows:

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

The carrying amounts reflected on the condensed consolidated balance sheets for cash and cash equivalents, prepaid expenses and other current assets, accounts payable, accrued compensation and accrued liabilities approximate their fair values due to their short-term nature.

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2021
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$51,940	$51,940	$—	$—
Commercial paper	6,000	—	6,000	—
Corporate debt securities	4,142	—	4,142	—
Total cash equivalents	62,082	51,940	10,142	—
Short-term marketable securities:
U.S. treasuries	38,229	38,229	—	—
U.S. government securities	2,113	—	2,113	—
Commercial paper	31,724	—	31,724	—
Corporate debt securities	17,435	—	17,435	—
Total short-term marketable securities	89,501	38,229	51,272	—
Total	$151,583	$90,169	$61,414	$—

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,801	$36,801	$—	$—
Total cash equivalents	36,801	36,801	—	—
Short-term marketable securities:
U.S. treasuries	1,002	1,002	—	—
Total short-term marketable securities	1,002	1,002	—	—
Total	$37,803	$37,803	$—	$—

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Commercial paper, corporate debt securities, certificates of deposits, and U.S. government securities are valued taking into consideration valuations obtained from third-party pricing services. These pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of, and broker/dealer quotes on, the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of our financial instruments.
5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31,	December 31,
	2021	2020
Computer equipment and software	$971	$971
Furniture and fixtures	2,054	2,054
Laboratory equipment	23,321	22,213
Leasehold improvements	13,770	13,726
	40,116	38,964
Less accumulated depreciation and amortization	(18,516)	(16,925)
Construction-in-progress	93	66
Total property and equipment, net	$21,693	$22,105

Depreciation and amortization expense was $1.6 million for each of the three months ended March 31, 2021 and 2020.
6.	Commitments and Contingencies

Leases

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California, with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of March 31, 2021 and December 31, 2020. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent commenced on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $9.2 million ROU Asset and a $14.5 million lease liability on the condensed consolidated balance sheet as of March 31, 2021.

In February 2016, the Company entered into a 67-month non-cancelable operating lease effective October 2016 for a facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of March 31, 2021. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation.

In March 2017, the Company entered into a non-cancelable operating lease (the “Pleasanton Lease”) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the “Pleasanton Facility”). Subsequently, in April 2017, the Company took possession of the space. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced in December 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the

Company holds. As of March 31, 2021, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

In September 2018, the Company entered into a 24-month non-cancelable operating lease for an additional facility in Cambridge, Massachusetts with laboratory and office space. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease ROU assets on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of March 31, 2021.

In July 2019, the Company amended its Cambridge, Massachusetts laboratory and office space facility lease. The amendment extended the original 24-month lease term ending in August 2020 by another 12 months through August 2021 and added additional leased laboratory and office space. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019. In conjunction with signing the lease amendment, the Company prepaid an additional twelve months base rent for both the original leased space and the additional leased space in the amount of $3.2 million, which was reclassified to operating lease right-of-use assets on the condensed consolidated balance sheets. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease right-of-use assets on the condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020.

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

In May 2019, the Company entered into a 64-month non-cancelable operating lease for additional office space in Pleasanton, California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent commenced on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.3 million ROU Asset and a $0.4 million lease liability on the condensed consolidated balance sheets as of March 31, 2021.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Lease cost
Operating lease cost	$1,900	$1,850
Short-term lease cost	—	8
Total lease cost	$1,900	$1,858

Supplemental information related to leases was as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$1,950	$1,053
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$—	$—
Weighted average remaining lease term (years):
Operating leases	6.1	6.9
Weighted average discount rate:
Operating leases	9.0%	9.0%

As of March 31, 2021, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2021 (remaining nine months)	$5,912
2022	5,836
2023	3,459
2024	3,459
2025	2,456
Thereafter	10,076
Total minimum payments	31,198
Less: Amounts representing interest expense	(7,504)
Present value of future minimum lease payments	23,694
Less: Current portion of lease liability	(6,075)
Noncurrent portion of lease liability	$17,619

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of March 31, 2021. During the three months ended March 31, 2021, the Company had immaterial research and development expense under the agreement. The Company had no research and development expense under the agreement during the three months ended March 31, 2020.

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of March 31, 2021. No research and development expense was recorded under the agreement during the three months ended March 31, 2021. During the three months ended March 31, 2020, the Company recognized an insignificant amount of research and development expense under the agreement.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its certification of incorporation and bylaws, and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, with respect to which the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.
7.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Prepaid insurance	$988	$1,480
Prepaid research and development-related expenses	2,757	2,584
Interest and other receivables	249	8
Other	513	260
Total prepaid expenses and other current assets	$4,507	$4,332

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2021	2020
Lease security deposits	$1,225	$1,218
Prepaid research and development-related expenses	519	518
Restricted cash	992	992
Total deposits and other long-term assets	$2,736	$2,728

8.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (the “bluebird Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the bluebird Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the bluebird Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the IPO. In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the bluebird Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the bluebird Collaboration Agreement. None of these events had occurred as of March 31, 2021 and no royalties were due from the sale of licensed products.

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

The Company identified the following three material promises under the bluebird Collaboration Agreement: 1) transfer of a license to intellectual property and related technology know-how (“License and Know-How”); 2) the obligation to perform target selection and TCR generation services (“Research and Development Services”); and 3) participation on the Joint Steering Committee (the “JSC”). The Company provided to bluebird standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

The Company considered that the License and Know-How has standalone functionality, was considered to be functional intellectual property, and is capable of being distinct. However, the Company determined that the License and Know-How is not distinct from the Research and Development Services or participation on the JSC within the context of the bluebird Collaboration Agreement, because bluebird is dependent on the Company to execute the Research and Development Services and participate on the JSC in order for bluebird to benefit from the License and Know-How. As such, the License and Know-How is combined with the Research and Development Services and participation on the JSC into a single performance obligation, and the transaction price under this arrangement will be allocated to this single performance obligation.

The Company has also determined that all other goods or services that are contingent upon bluebird reaching various milestones are not considered performance obligations at the inception of the arrangement.

The transaction price at the inception of the bluebird Collaboration Agreement consisted of the upfront payment of $20.0 million and the $10.0 million received from bluebird for the purchase of the Company’s Series C convertible preferred stock. The sale of the Series C convertible preferred stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $10.0 million of the transaction price was allocated to the issuance of 768,115 shares of Series C convertible preferred stock at fair value of $13.04 per share and recorded in stockholders’ equity.

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of March 31, 2021. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early-stage targets and bluebird’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the License and Know-How granted to bluebird. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three months ended March 31, 2021 and 2020, the Company recognized $0.7 million and $0.9 million, respectively, in collaboration revenue under the bluebird Collaboration Agreement. Deferred revenue of $11.0 million and $11.7 million was recorded on the condensed consolidated balance sheets in both current and long-term liabilities as of March 31, 2021, and December 31, 2020, respectively. Deferred revenue relates to the performance obligations identified under the bluebird Collaboration Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through mid-2023.

Changes in the deferred revenue balance during the three months ended March 31, 2021 for the bluebird Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2020	$11,695
Additions	—
Deductions	(693)
Balance at March 31, 2021	$11,002

Gilead Sciences, Inc.

In January 2021, the Company entered into a Collaboration, Option and License Agreement (the “Gilead Collaboration Agreement”) with Gilead Sciences, Inc., or Gilead, to research and develop a vaccine-based immunotherapy as part of Gilead’s efforts to find a curative treatment for HIV infection. Under the terms of this agreement, the Company granted to Gilead an exclusive, worldwide license to develop and commercialize a HIV-specific therapeutic vaccine utilizing the Company’s technology. Gilead is responsible for conducting all development and commercialization activities beginning with a Phase 1 study, and the Company is responsible for contributing to preclinical research studies and participation in a joint steering committee (collectively, “research and development activities”). In addition, the Company and Gilead entered into a Supply Agreement (the “Gilead Supply Agreement”) under which Gritstone will supply research product and GMP product (“Product Supply”) that may be required under the Gilead Collaboration Agreement until Gilead completes its first GMP product batch, and the Company will participate in a joint manufacturing team (collectively, “product supply activities”). Concurrently, the Company also entered into a Stock Purchase Agreement under which Gilead acquired, in a private placement transaction, 1,169,591 shares of the Company’s common stock. The common shares were issued to Gilead with certain registration rights, and Gilead agreed to certain standstill and market stand-off provisions. The Company determined that these concurrent contracts represent a combined arrangement (“the Gilead Arrangement”).

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of March 31, 2021 and no royalties were due from the sale of licensed products.

Gilead may terminate the Gilead Collaboration Agreement for convenience by giving a 90-day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early, the agreement has a term that ends upon the expiration of the royalty term, or, if the Option is not exercised, by the end of the Option term. The Gilead Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party, insolvency of the other party, or patent challenge. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to Gilead under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, if terminated early by Gilead for convenience or by the Company for material breach or insolvency, all of Gilead’s payment obligations for reimbursable costs or for future milestone and royalty payments remain. If terminated early by Gilead for material breach or insolvency, all of Gilead’s payment obligations that have not yet accrued related to future milestone and royalty payments will be reduced by 50% for the remainder of the agreement term. Further, Gilead may terminate the Gilead Supply Agreement without cause by giving six months prior written notice and any active orders with 60-day notice without terminating the agreement, and either party may terminate based on an uncured material breach, insolvency of the other party, or in the event that the Gilead Collaboration Agreement is terminated. Upon termination, the Company will deliver all supply products that have been produced and destroy, reimburse or deliver materials that Gilead has reimbursed, and Gilead must pay for any manufacturing costs actually incurred or committed to pay by the Company including any cancellation costs owed to subcontractors.

The Company concluded that Gilead is a customer and therefore revenue recognition should be accounted for in accordance with ASC 606, because the Company granted to Gilead licenses to its intellectual property and will provide research and development services and Supply of Product, as defined below, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Option right is provided in the original contract, so Gilead’s decision to exercise the Option will not be considered a modification.

The Company identified the following performance obligations under the Gilead Collaboration Agreement: 1) licenses including an exclusive (in the HIV field), royalty-free, worldwide collaboration license and transfer of know-how and an exclusive (in the HIV field) worldwide, royalty-bearing development and commercial license subject to restrictions on its use during the Option Term and an exclusive option to release such restrictions; 2) preclinical research and development activities, manufacturing related activities, and participation on a Joint Steering Committee; and 3) product supply including research and GMP product until Gilead completes its first GMP batch and participation on a Joint Manufacturing Team.

The Company considered that the licenses and know-how have standalone functionality, are considered to be functional intellectual property and are capable of being distinct. The Company also determined that the research and development activities and product supply by Gritstone could be provided by resources otherwise available to Gilead and thus are capable of being distinct.

The Company has also determined that the pricing for optional goods and services does not constitute a material right and is not a potential performance obligation. The Company evaluated if there is an interdependence between the promises and determined that the licenses are the predominant performance obligation and that the other promises are separable in the context of the contract, however the research and development activities are dependent on the research product supply which is accounted for as a combined performance obligation. As a result, the Company identified three performance obligations in the Gilead Arrangement: (i) exclusive licenses and know-how, (ii) research and development activities and product supply, and (iii) GMP product supply.

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of March 31, 2021 based on the current research and development plan budget. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

The Company determined that the variable consideration for the $40.0 million option exercise fee and for the development, regulatory, and sales-based milestones payments were probable of significant revenue reversal as their achievement was highly dependent on factors outside the Company’s control. As a result, these payments were fully constrained and were not included in the transaction price. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the exclusive licenses and know-how granted to Gilead.

The transaction price is allocated to the performance obligation based upon relative standalone selling prices, which were determined for the exclusive licenses and know-how based using an adjusted market approach and for the research and development activities and product supply using a cost plus reasonable margin approach. Variable consideration is allocated to the specific performance obligations to which it relates.

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date in January 2021 and ends upon (i) the completion of the Option term which is expected to end two to four years after the effective date, if the Option is not exercised or (ii) the expiration of the royalty-term on a product-by-product and country-by-country basis. The Company also analyzed the impact of Gilead terminating the agreement prior to the end of the Option term and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to Gilead for doing so.

Revenue for the exclusive licenses and know-how was recognized on the effective date of the Gilead Collaboration Agreement at the point in time that the licenses are effective. The research and development activities and product combined performance obligation and the GMP product supply performance obligation are recognized over time when, or as, the Company transfers the promised goods and services to Gilead. Research and development service and product supply revenues will be recognized over time using a cost-based input method, based on internal and external labor cost effort to perform the services, costs to acquire research materials, and costs of product supply, since the costs incurred over time is thought to best reflect the transfer of goods and services to Gilead. In applying a cost-based input method of revenue recognition, we use actual costs incurred relative to estimated total costs to fulfill each performance obligation. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligation. The cumulative effect of any revisions to estimated costs to complete the performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three months ended March 31, 2021, the Company recognized $38.6 million as license revenue and $0.3 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. Deferred revenue of $0.2 million was recorded on the condensed consolidated balance sheets as a current liability as of March 31, 2021. Deferred revenue relates to the performance obligations identified under the Gilead Collaboration Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through March 2022. There was no deferred revenue as of December 31, 2020.

Changes in the deferred revenue balance during the three months ended March 31, 2021 for the Gilead Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2020	$—
Additions	220
Deductions	(41)
Balance at March 31, 2021	$179

There were no receivables or net contract assets recorded as of March 31, 2021 or December 31, 2020 associated with the bluebird Collaboration Agreement or the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. As of March 31, 2021, deferred contract acquisition costs were $0.1 million. Deferred contract acquisition costs amortized during the three months ended March 31, 2021 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation (“Arbutus”) and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the three months ended March 31, 2021 and 2020, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to 123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration (the “FDA”), the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of March 31, 2021, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of March 31, 2021 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s lipid nanoparticle, or LNP, technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. The 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Genevant is a spin-off of Arbutus. Prior to this agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off.

Pursuant to the 2020 Genevant License Agreement, Genevant also granted the Company certain options to license the LNP technology for additional therapeutic indications of up to $1.5 million for each indication and $1.0 million to extend the option term. The 2020 Genevant License Agreement continues in effect until the last to expire royalty term or early termination. It is terminable by the Company for convenience with 90 days prior written notice or immediately if based on certain product safety or efficacy or regulatory criteria. Either party may terminate the agreement for material breach, subject to a cure period, and Genevant may terminate the agreement if the Company challenges a licensed patent.

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“SAM”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $191.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the three months ended March 31, 2021.
9.	Stockholders’ Equity

In connection with the completion of its IPO, in October 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 authorized shares of common stock with a par value of $0.0001 per share and 10,000,000 authorized shares of preferred stock with a par value of $0.0001 per share.

The Company has 10,000,000 shares of preferred stock authorized for issuance, par value of $0.0001 per share. As of March 31, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.

The Company has 300,000,000 shares of common stock authorized for issuance, par value $0.0001 per share. Holders of the Company’s common stock are entitled to one vote per share. As of March 31, 2021 and December 31, 2020, there were 49,197,828 and 47,552,693 shares of common stock issued and outstanding, respectively.

Sale of Common Stock, Preferred Stock and Pre-Funded Warrants

In October 2019, the Company filed a Registration Statement on Form S-3 (the “Shelf Registration Statement”) with the SEC, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock from time to time through the ATM Offering Program under the Securities Act of 1933, as amended (the “Securities Act”). The SEC declared the Shelf Registration Statement effective on November 8, 2019.

In October 2019, the Company also entered into the Sales Agreement with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through an “at the market offering” under which Cowen will act as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering up to a maximum of $50,000. During the year ended December 31, 2020, the Company issued and sold 1,160,193 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $9.8 million, after deducting commissions of $0.3 million and other offering expenses of $0.1 million. During the three months ended March 31, 2021, there was no sale of shares of the Company’s common stock through its ATM Offering Program.

In December 2020, the Company entered into an agreement to sell 5,543,351 shares of its common stock at a price of $3.34 per share and pre-funded warrants (the “Warrants”) to purchase 27,480,719 shares of common stock at a public offering price of $3.33 per share in a private placement transaction, or PIPE, financing. The Company received aggregate net proceeds of approximately $110.0 million after deducting placement agent commissions and offering expenses payable by the Company. The Warrants are exercisable upon issuance at an exercise price of $0.01 per share. The outstanding Warrants generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of the Company’s common stock following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (“Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant agreements. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the purchasers certain registration rights with respect to the Warrants and the Warrant Shares.

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and Warrants, of which $87.7 million, net of issuance costs, was allocated to the Warrants and recorded as a component of additional paid-in-capital.

In December 2020, the Company entered into an additional stock purchase agreement pursuant to which it sold an additional 4,043,127 shares of its common stock in a PIPE financing at a price per share of $3.71 for aggregate gross proceeds of $15.0 million. No additional Warrants were issued in connection with this second PIPE financing. The placement agent commissions and legal fees of $5.2 million related to these two PIPE financing transactions were included in accounts payable and accrued liabilities on the condensed consolidated balance sheets as of December 31, 2020.

Common Stock Warrants

As of March 31, 2021, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$3.34	27,480,719

There were no warrants exercised during the three months ended March 31, 2021. There were no warrants issued or outstanding for the three months ended March 31, 2020.
10.	Stock-Based Compensation

Award Incentive Plans

In August 2015, the Company’s board of directors approved the 2015 Equity Incentive Plan (“2015 Plan”). In connection with the Company’s IPO and the effectiveness of the 2018 Award Incentive Plan (“2018 Plan”), the 2015 Plan terminated and no further awards will be granted under the 2015 Plan. The 92,815 shares of common stock that were then unissued and available for future issuance under the 2015 Plan became available under the 2018 Plan.

In September 2018, the Company’s board of directors approved the 2018 Plan. Under the 2018 Plan, a total of 2,690,000 shares of common stock were initially reserved for issuance under the 2018 Plan, plus the number of shares remaining available for future awards under the 2015 Plan, as of the effective date of the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 4% of the total number of shares of the Company’s outstanding stock on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The maximum number of shares that may be issued upon the exercise of stock options under the 2018 Plan is 45,000,000.

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

Material Features of the 2021 Employment Inducement Incentive Award Plan

In April 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “2021 Plan”), pursuant to Nasdaq Listing Rule 5635(c)(4). The principal purpose of the 2021 Plan is to promote the success and enhance the value of the Company by inducing new employees to commence employment with us, and by aligning the individual interests of new employees with the interests of our stockholders. Awards granted under the 2021 Plan are intended to constitute “employment inducement awards” under Nasdaq Listing Rule 5635(c)(4), and, therefore, the 2021 Plan is intended to be exempt from the Nasdaq Listing Rules regarding shareholder approval of stock option and stock purchase plans. A total of 790,400 shares of our common stock were initially reserved for issuance under the 2021 Plan. The 2021 Plan provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, stock appreciation rights, and other stock-based and cash-based awards. The 2021 Plan does not provide for the grant of incentive stock options. Awards under the 2021 Plan may be granted to eligible employees who are either new employees or who are commencing employment with us or one of our subsidiaries following a bona fide period of non-employment with us, and for whom such awards are granted as a material inducement to commencing employment with us or one of our subsidiaries. Awards under the 2021 Plan may not be granted to our consultants or non-employee directors.

The 2021 Plan is administered by our board of directors and, to the extent our board of directors delegates its authority, our compensation committee. In the event of a change in control in which the successor corporation refuses to assume or substitute any outstanding award under the 2021 Plan, the vesting of such award will accelerate in full. Our board of directors may terminate, amend, or modify the 2021 Plan at any time, provided that no termination or amendment may materially impair any rights under any outstanding award under the 2021 Plan without the consent of the holder.

Stock Option Activity

A summary of the 2015 Plan and 2018 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	3,108,412	4,166,441	$8.13	8.15	$2,092
Authorized	1,902,107	—
Granted	(1,311,250)	1,311,250	$13.86
Exercised	—	(365,980)	$4.98
Cancelled	41,023	(41,023)	$13.53
Balance at March 31, 2021	3,740,292	5,070,688	$9.79	8.49	$7,103
Vested and exercisable – March 31, 2021		1,805,272	$7.59	7.41	$5,117
Vested and expected to vest – March 31, 2021		4,611,349	$9.62	8.41	$6,891

For the three months ended March 31, 2021 and 2020, the total intrinsic value of stock option awards exercised was $3.9 million and $0.4 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At March 31, 2021, $22.9 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.8 years. The total fair value of shares vested during the period ended March 31, 2021 was $1.4 million.

Stock-based compensation expense and awards granted to non-employees were immaterial for the three months ended March 31, 2021 and 2020.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 2-year period. The following table summarizes our restricted stock unit activity during the three months ended March 31, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2020	—	$—
Issued	880,600	$5.29
Canceled/Forfeited	(32,000)	$5.29
Outstanding, unvested at March 31, 2021	848,600	$5.29

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended March 31,
	2021	2020
Research and development expenses	$1,481	$1,028
General and administrative expenses	720	591
Total	$2,201	$1,619

11.	Net Income (Loss) Per Common Share

Basic net income (loss) per share is calculated by dividing the net income (loss) by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net income (loss) per share is the same as basic net income (loss) per share, since the effects of potentially dilutive securities are antidilutive given the net income (loss) for each period presented.

The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2021	2020
Numerator:
Net income (loss)	$7,923	$(26,206)
Denominator:
Weighted-average common shares outstanding, basic	75,987,372	36,798,562
Effect of dilutive shares	1,476,984	—
Weighted-average common shares outstanding, diluted	77,464,356	36,798,562
Net income (loss) per share, basic	$0.10	$(0.71)
Net income (loss) per share, diluted	$0.10	$(0.71)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share (see Note 9). The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share because the shares may be issued for little or no consideration, they are fully vested, and they are immediately exercisable upon their issuance date.

During a period of net loss, basic net loss per share is the same as diluted net loss per share as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,	March 31,
	2021	2020
Options issued and outstanding and ESPP shares issuable and outstanding	1,416,794	4,647,441
Restricted stock subject to future vesting	340	—
Early exercised common stock subject to future vesting	—	7,142
Total	1,417,134	4,654,583

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2020. This discussion and analysis and other parts of this report contain forward-looking statements that involve risks and uncertainties, such as our plans, objectives, expectations, intentions and beliefs. Our actual results could differ materially from those discussed in these forward-looking statements. Factors that could cause or contribute to such differences include, but are not limited to, those identified below and those discussed in the section titled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

Overview

We are a biotechnology company developing targeted immunotherapies for cancer and infectious disease. Our approach seeks to generate a prophylactic or therapeutic immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells by targeting select antigens. We initially focused on harnessing the natural power of a patient’s own immune system to recognize short tumor-specific peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens, or TSNA, in order to destroy tumor cells. More recently, we extended our programs to include viral antigens displayed on the surface of virus-infected cells. Our programs are built on two key pillars – first, our proprietary Gritstone EDGE artificial intelligence platform, which enables us to identify antigens that can be recognized by the immune system with a high degree of accuracy; and, second, a potent immunotherapy platform, which we have engineered to deliver the selected antigens and drive the patient’s immune system to attack and destroy tumors or virally-infected cells.

We initiated the Phase 2 portion of our Phase 1/2 first-in-human clinical trial of our personalized immunotherapy product candidate, GRANITE, and the Phase 2 portion of our Phase 1/2 clinical trial of our “off-the-shelf” immunotherapy product candidate, SLATE (also targeting TSNA), in the fourth quarter of 2020, both for the treatment of several common solid tumors and evaluation in combination with immune checkpoint blockade. In these studies, patients have received our immunotherapy product candidates, which have shown acceptable tolerability at doses tested as of March 31, 2021, and, importantly, we have observed cytotoxic T cell responses to multiple administered TSNA and early signs of clinical benefit. We expect to present preliminary clinical data from select cohorts in the second half of 2021. Patient selection for the two programs is distinct. SLATE patients must carry both a particular tissue type human leukocyte antigen, or HLA, which is similar to the ABO blood type, but with more variants, and at least one of twenty specific gene mutations, with a particular focus upon common KRAS gene mutations, to be eligible for this “off-the-shelf” product candidate. In contrast, GRANITE patients receive an immunotherapy product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In the first quarter of 2021, we entered into a Phase 1 clinical trial agreement with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health. The Phase 1 CORAL clinical trial, supported by the NIAID and conducted through the Infectious Diseases Clinical Research Consortium (IDCRC) began dosing in volunteers during the first quarter of 2021.

We have funded our operations to date primarily through private placements of our convertible preferred stock, the sale of our common stock in public offerings and under our ATM Offering Program, private placements of our common stock and pre-funded warrants, as well as proceeds from our collaboration arrangements. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The GRANITE, SLATE, BiSAb and CORAL programs will require substantial additional development time and resources before we would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as potential collaboration agreements with third parties. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. See “Liquidity and Capital Resources” below and Note 2 to the unaudited condensed consolidated financial statements and related notes included elsewhere for additional information.

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

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. During the three months ended March 31, 2021, we recorded net income of $7.9 million. During the three months ended March 31, 2020, our net loss was $26.2 million. As of March 31, 2021, we had an accumulated deficit of $318.4 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

In October 2019, we filed a shelf registration statement on Form S-3, or the Shelf Registration Statement, with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to the Sales Agreement that we have entered into with Cowen and Company, LLC, or Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through March 31, 2021, we have received aggregate proceeds from our ATM Offering Program of $13.4 million, net of commissions and offering costs. During the three months ended March 31, 2021, we did not sell any shares under our ATM Offering Program. We have $60.7 million available under the Shelf Registration Statement for the ATM Offering Program as of March 31, 2021.

In December 2020, we entered into private placement transactions with certain existing and new investors, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock, at a price per warrant share of $3.33 per share of common stock (with an exercise price of $0.01 per share), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to Gritstone for the securities sold in these private placements was $125.0 million, and related costs were $5.2 million. In January 2021, in connection with these private placements, we filed with the SEC a prospectus supplement to our shelf registration statement on Form S-3 in order to register for resale the shares of common stock sold in these transactions.

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

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2021 and 2020, we recognized $39.7 million and $1.3 million, respectively, of revenue from the bluebird Collaboration Agreement, the Gilead Collaboration Agreement and another small collaboration agreement. See Note 8 to our condensed consolidated financial statements for additional information.

In the future, we will continue to recognize revenue from the bluebird Collaboration Agreement and the Gilead Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three months ended March 31, 2021 and 2020, the Company had no research and development expense under the agreement. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019.

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA, or SAM, vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $191.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the three months ended March 31, 2021.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31
	2021	2020
GRANITE program external expenses	$2,564	$2,205
SLATE program external expenses	1,102	2,051
BiSAb program external expenses	717	621
CORAL program external expenses	730	—
Other program external research and development expenses	7,498	5,631
Personnel-related expenses (1)	8,035	7,861
Other unallocated research and development expenses	4,210	4,099
Total research and development expenses	$24,856	$22,468

(1)	Personnel-related expenses include stock-based compensation expense of $1.5 million and $1.0 million, respectively, for the three months ended March 31, 2021 and 2020.

We do not track internal related expenses on a program-by-program basis because our research and development employees and infrastructure resources are utilized across our development programs.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2021	2020	Change
Revenues:
Collaboration and license revenues	$39,693	$1,262	$38,431
Total revenues	39,693	1,262	38,431
Operating expenses:
Research and development	24,856	22,468	2,388
General and administrative	6,941	5,465	1,476
Total operating expenses	31,797	27,933	3,864
Income (loss) from operations	7,896	(26,671)	34,567
Interest income, net	27	465	(438)
Net income (loss)	$7,923	$(26,206)	$34,129

Collaboration and License Revenues

Collaboration and license revenues from our collaboration arrangements were $39.7 million and $1.3 million for the three months ended March 31, 2021 and 2020, respectively. During the three months ended March 31, 2021, we recorded $38.6 million in license revenue and $0.3 million in collaboration revenue related to the Gilead Collaboration Agreement and $0.7 million in collaboration revenue related to the bluebird Collaboration Agreement. During the three months ended March 31, 2020, collaboration revenue was $1.3 million, primarily related to the bluebird Collaboration Agreement. See Note 8 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $24.9 million and $22.5 million for the three months ended March 31, 2021 and 2020, respectively.

The increase of $2.4 million for the three months ended March 31, 2021 compared to the three months ended March 31, 2020 was primarily due to increases of $2.8 million in milestone and license payments and $0.4 million in personnel-related expenses, offset by a decrease of $0.8 million in laboratory supplies.

General and Administrative Expenses

General and administrative expenses were $6.9 million for the three months ended March 31, 2021 compared to $5.4 million for the three months ended March 31, 2020. The increase of $1.5 million was primarily attributable to an increase in outside services.

Interest Income, Net

Interest income, net was immaterial for the three months ended March 31, 2021 compared to $0.5 million for the three months ended March 31, 2020. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $0.4 million was due to a lower average cash, cash equivalents and marketable securities balance in 2021 than in 2020.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through March 31, 2021, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our ATM Offering Program, the private placement of our common stock and pre-funded warrants, as well as the proceeds from the bluebird Collaboration Agreement and the Gilead Collaboration Agreement.

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

In October 2019, we filed the Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in our ATM Offering Program pursuant to the Sales Agreement with Cowen. The Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through March 31, 2021, we have received aggregate proceeds from our ATM Offering Program of $13.4 million, net of commissions and offering costs. We have $60.7 million available under the Shelf Registration Statement for our ATM Offering Program as of March 31, 2021.

In December 2020, we entered into private placement transactions with certain existing and new investors, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock at a price per warrant share of $3.33 per share of common stock (with an exercise price of $0.01 per share), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to Gritstone for the securities sold in these private placements was $125.0 million, and related costs were $5.2 million. In January 2021, in connection with these private placements, we filed with the SEC a prospectus supplement to our shelf registration statement on Form S-3 in order to register for resale the shares of common stock sold in these transactions. In addition, the shelf registration statement on Form S-3 that we filed with the SEC covers the offering of common stock, preferred stock, debt securities, warrants and units.

As of March 31, 2021, we had cash, cash equivalents and marketable securities of $198.0 million and an accumulated deficit of $318.4 million, compared to cash, cash equivalents, and marketable securities of $171.1 million and an accumulated deficit of $326.3 million as of December 31, 2020.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $318.4 million through March 31, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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

•	the scope, progress, results, and costs of conducting drug discovery, preclinical studies and clinical trials for our BiSAb program;

•	potential delays in our ongoing clinical trials as a result of the COVID-19 pandemic;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our tumor-specific immunotherapy product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreements;

•	the cost of manufacturing our tumor-specific immunotherapy product candidates we successfully commercialize, including the cost of scaling up our internal manufacturing operations;

•	the cost of building a sales force in anticipation of product commercialization;

•	the cost of commercialization activities, including building a commercial infrastructure, marketing, sales and distribution costs;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2021	2020
Cash provided by (used in) operating activities	$10,654	$(22,977)
Cash provided by (used in) investing activities	(89,600)	14,774
Cash provided by financing activities	17,395	5,655
Net decrease in cash and cash equivalents	$(61,551)	$(2,548)

Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2021, cash provided by operating activities was $10.7 million, which consisted of net income of $7.9 million, adjusted by non-cash charges of $5.8 million and net changes in our operating assets and liabilities of $3.0 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.6 million, stock-based compensation of $2.2 million and non-cash operating lease expense of $1.9 million. The change in our operating assets and liabilities was primarily due to increases $1.6 million in accounts payable and $0.5 million in accrued research and development, offset by decreases of $2.0 million in lease liability, $2.5 million in accrued compensation, $0.5 million in deferred revenue and an increase of $0.2 million in prepaid expenses and other current assets.

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

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2021, cash used in investing activities was $89.6 million, which consisted of $89.6 million in purchases of marketable securities and $1.0 million of capital expenditures to purchase property and equipment, offset by $1.0 million in proceeds from the maturity of marketable securities.

During the three months ended March 31, 2020, cash provided by investing activities was $14.8 million, which consisted of $17.2 million in proceeds from the maturity of marketable securities and $3.0 million in proceeds from sales of marketable securities, offset by $3.8 million in purchases of marketable securities and $1.6 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the three months ended March 31, 2021, cash provided by financing activities was $17.4 million, which primarily consisted of $21.2 million in proceeds from the issuance of common stock under the Gilead Stock Purchase Agreement, $0.3 million in proceeds from the issuance of common stock under the employee stock purchase plan and $1.8 million in proceeds from the exercise of stock options, offset by $5.9 million in financing and offering costs.

During the three months ended March 31, 2020, cash provided by financing activities was $5.7 million, which primarily consisted of proceeds from the issuance of common stock through the ATM Offering Program.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under U.S. Securities and Exchange Commission rules.

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of March 31, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$31,199	$5,913	$9,295	$5,915	$10,076
Total obligations	$31,199	$5,913	$9,295	$5,915	$10,076

(1) See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In September 2018, we made a milestone payment of $2.5 million pursuant to a license agreement with Arbutus. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. During the three months ended March 31, 2021 and 2020, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. During the three months ended March 31, 2021, we had immaterial research and development expense under the agreement. We had no research and development expense under the agreement during the three months ended March 31, 2020. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of March 31, 2021 or 2020. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. No research and development expense was recorded under the agreement during the three months ended March 31, 2021. During the three months ended March 31, 2020, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of March 31, 2021 or 2020. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2020 with the SEC on March 11, 2021. For a description of our critical accounting policies, please refer to our Annual Report on Form 10-K we filed with the SEC on March 11, 2021.

Recent Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report on Form 10‑Q, for a discussion of recent accounting pronouncements.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2020.

Item 4.	Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2021, management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer (also serving as Principal Financial Officer) and the Chief Accounting Officer concluded that, as of March 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended March 31, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

•

Our immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval;

•

Our business is highly dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, both of which are in early-stage clinical trials;

•

We may be unable to obtain regulatory approval for our immunotherapy product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations;

•	The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially and adversely affect our business and operations;

•

We rely on third parties in the conduct of all of our preclinical studies and intend to rely on third parties in the conduct of all of our future clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or meet expected deadlines, we may be unable to obtain regulatory approval for our immunotherapy product candidates;

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

Biopharmaceutical product development is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biopharmaceutical company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have limited experience and have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biopharmaceutical industry. We initiated our Phase 1/2 clinical trials, GO-004 for our first personalized cancer immunotherapy candidate, GRANITE, in the fourth quarter of 2018 and GO-005 for our off-the-shelf cancer immunotherapy candidate, SLATE, in the third quarter of 2019. We are collaborating on a Phase 1 clinical trial of our second-generation vaccine candidate against SARS-CoV-2, CORAL, conducted through the NIAID-supported IDCRC, for which the IND has been approved and volunteer subjects are currently being enrolled.

We have had significant operating losses since our inception. During the three months ended March 31, 2021, we recorded net income of $7.9 million from our collaboration, option and license agreement with Gilead. Our net loss for the three months ended March 31, 2020 was approximately $26.2 million. As of March 31, 2021, we had an accumulated deficit of $318.4 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our GRANITE, SLATE, CORAL and BiSAb programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we expect to incur additional costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our current and any future immunotherapy product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of March 31, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of $198.0 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current and any other future immunotherapy product candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE and SLATE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE or any future immunotherapy product candidates.

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

Our future capital requirements depend on many factors, including:

•	the scope, progress, results and costs of developing each of our product candidates, including conducting preclinical studies and clinical trials, either on our own or in collaboration with others;

•	potential delays in our ongoing clinical trials as a result of the COVID-19 pandemic;

•	the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;

•	the number and characteristics of any additional product candidates we develop or acquire;

•	the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreement;

•	the cost of manufacturing our tumor-specific immunotherapies we successfully commercialize, including the cost of scaling up our internal manufacturing operations;

•	the cost of building a sales force in anticipation of product commercialization;

•	the cost of commercialization activities, including legal, compliance, marketing, sales and distribution costs;

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

•

delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize our immunotherapy product candidates, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

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

•	timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement;

•	coverage and reimbursement policies with respect to our immunotherapy product candidates, if approved, and potential future drugs that compete with our products;

•	expenditures that we may incur to acquire, develop or commercialize additional products and technologies;

•	the level of demand for our immunotherapy products, if approved, which may vary significantly over time;

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

We have not previously submitted a biologics license application, or BLA, to the FDA, or similar filing seeking regulatory approval to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, GRANITE, SLATE, CORAL or any future product candidates (including our HIV vaccine) may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

•	our ability to complete an investigational new drug application, or IND, enabling studies, and successfully submit an IND for future product candidates;

•	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•	our ability to consistently manufacture on a timely basis our personalized and “off-the-shelf” immunotherapy candidates;

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

•

our ability to successfully develop a commercial strategy and thereafter commercialize GRANITE, SLATE, CORAL or any future product candidates (including our HIV vaccine) in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

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

We are using our proprietary EDGE tumor-antigen prediction platform to develop tumor-specific immunotherapy product candidates to treat cancer. Our foundational science and product development approach are based on our ability to predict the presence of a patient’s tumor-specific neoantigens, or TSNA, and develop a TSNA-directed therapy that will elicit a meaningful T cell response. We believe that this approach may offer an improved therapeutic effect by driving an intense, focused T cell attack selectively upon a patient’s tumor. However, this approach to treating cancer is novel and the scientific research that forms the basis of our efforts to predict the presence of TSNA and to develop TSNA-directed cancer immunotherapy candidates is both preliminary and limited. The results of our preclinical animal studies may not translate into humans. For example, our prediction model may fail to accurately predict the presence of TSNA, resulting in little or no T cell activity, or our therapy may fail to elicit a significant or durable enough T cell response to effectively destroy a tumor. As such, we cannot assure you, even if we are able to develop personalized cancer immunotherapy candidates capable of recognizing TSNA and eliciting a T cell response, that such therapy would safely and effectively treat cancers. We may spend substantial funds attempting to develop this approach and never succeed in developing a marketable therapeutic.

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

The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, and we cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a cell therapy product candidate in the United States or how long it will take to commercialize a product candidate, if and when approved. Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell therapies and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. Additionally, under the National Institutes of Health, or NIH, Guidelines for Research Involving Recombinant DNA Molecules, or the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee, or IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We may experience delays in enrolling or completing our clinical trials. Additionally, we cannot be certain that studies or trials for GRANITE, SLATE, CORAL or any future product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

In addition, disruptions caused by the COVID-19 pandemic may increase the likelihood that we encounter such difficulties or delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We are also aware that several CROs based in the U.S. that provide preclinical services are experiencing heavy demand, which may impact their ability to start new studies and lead to delays in the commencement of our preclinical studies. In addition, several U.S.-based academic research organizations have also experienced shutdowns. However, neither of these has caused any material impact on our business.

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

•

the number of patients required for clinical trials of our product candidates may be larger than we anticipate, enrollment in these clinical trials may be slower than we anticipate, or participants may drop out of these clinical trials at a higher rate than we anticipate;

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

If any of our preclinical studies or clinical trials of our product candidates are delayed or terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If GRANITE, SLATE, CORAL, any future product candidates or our immunotherapy prediction platform generally prove to be ineffective, unsafe or commercially unviable, our entire platform and approach would have little, if any, value, which would have a material and adverse effect on our business, financial condition, results of operations and prospects.

As a result of our trial design for GO-004 and GO-005, the Phase 1 portion of the trials provided little evidence of the efficacy of our personalized immunotherapy product candidate, GRANITE and the off-the-shelf immunotherapy candidate, SLATE, respectively.

Scientific principles and preclinical data suggest that combination treatment of cancer patients with our TSNA-directed immunotherapy product candidates plus checkpoint inhibitors is likely to be most effective for our target indications. The Phase 1 portion of both of our Phase 1/2 clinical trials, GO-004 and GO-005, consequently, involved administration of a combination therapy with GRANITE and SLATE, respectively. Notably, all patients in the Phase 1 portion of these trials received anti-PD-1 monoclonal antibodies, or mAb, as background therapy. Some patients in both trials additionally received anti-CTLA-4 mAb. Checkpoint inhibitors such as anti-PD-1 and anti-CTLA-4 mAb are known to be effective treatments in many cancer patients and elicit objective responses in some patients. Any objective responses observed in our Phase 1 trials thus would have been in patients receiving our experimental therapy together with a checkpoint inhibitor, and attribution of objective responses to the effects of GRANITE or SLATE alone are not possible. We expect that efficacy will be studied carefully in the respective programs’ Phase 2 cohorts, in which the relative contributions of our personalized and off-the-shelf immunotherapy candidates and the checkpoint inhibitors will be dissected and quantified to some degree. Of note, patient eligibility for our clinical trials is determined based, in part, upon predicted immunogenicity of the patient’s tumor. In particular, we only accept patients predicted to have a neoantigenic burden above a certain threshold. Selection of high-immunogenicity tumors is relevant to interpretation of clinical data, since high immunogenicity (which is related to high tumor mutational burden) may be a positive prognostic factor, which means our selected patients would have a clinical outcome upon standard therapy which is superior to unselected case controls. Interpretation of “time-to-event” endpoints such as progression-free survival or overall survival is challenging without a contemporaneous, randomized control group. As a result, the Phase 1 portions of our respective Phase 1/2 clinical trials provided little evidence of the efficacy of GRANITE or SLATE, which may not be fully understood by investors or market participants, potentially leading to negative effects on our stock price.

We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay or prevent commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.

To gain approval to market our product candidates, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety and efficacy of the product candidate for the intended indication applied for in the applicable regulatory filing. Product development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical development programs. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates for many reasons, including:

•	our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our product candidates are safe and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocols or the interpretation of data from preclinical studies or clinical trials;

•	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;

•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of GRANITE, SLATE, CORAL or any of our future product candidates;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

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

We have chosen to prioritize development of our personalized immunotherapy candidate, GRANITE, and our off-the-shelf immunotherapy candidate, SLATE. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications for which there may be a greater likelihood of success or that may be more profitable.

We have initially developed our GRANITE personalized cancer immunotherapy candidates based on the prediction of a patient’s TSNA, in order to address a variety of cancers, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and colorectal cancers. GRANITE is now being evaluated in the Phase 2 portion of the GO-004 trial, which started enrolling patients in the third quarter of 2020 with an objective to identify interpretable signals of efficacy when combining our vaccine candidate with immune checkpoint inhibitors with a focus on tumor types that do not respond to immune checkpoint inhibitors (MSS colorectal cancers), respond poorly (gastroesophageal cancers) or have progressed after first-line therapy with immune checkpoint inhibitors (NSCLC). The clinical trial of SLATE, our off-the-shelf product candidate, is currently evaluating subjects with mutation positive and metastatic and advanced solid tumors, including NSCLC, colorectal and pancreatic cancers. SLATE is now being evaluated in the Phase 2 portion of the GO-005 trial, which is now focusing on patients with NSCLC while we are preparing an improved KRAS-focused cassette to treat patients with KRAS-positive tumors, and will resume accrual of patients with pancreatic and colorectal cancer once this new version of the product candidate is available in the first half of 2021. We have strategically determined to initially focus solely on the development of personalized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapy indications or those with a greater likelihood of success.

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

Cancer therapies for advanced/metastatic cancers are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new systemic therapies initially only for third-line use. When cancer is detected early enough, surgery plus first-line systemic therapy is sometimes adequate to cure the cancer. Whenever first-line therapy, usually chemotherapy, hormone therapy, radiotherapy, surgery or a combination of these, proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies and new technologies such as adoptive cell therapies.

Traditionally, novel therapeutics are developed and approved in late (third) line therapy of cancer patients. Such clinical programs carry risk of failure because patients are often quite frail, with effects of multiple rounds of prior therapy weakening bone marrow, immune systems and general fitness. Immunotherapy, such as checkpoint inhibitors, has generally been shown to be more effective when used in earlier lines of therapy, with the prospect of very durable responses in some patients; and, there is a trend towards earlier use of these agents, avoiding in particular cytotoxic chemotherapy agents, which carry substantial toxicity and very little prospect of long-term responses. Our clinical development program also aims to study our products in early stages of cancer treatment (referred to as, adjuvant therapy), which carry a higher safety bar, and often a greater expectation of efficacy over control arms. Such studies may thus be relatively large and slow to achieve maturity. There are new tools available to stratify cancer patients for risk of recurrence or progression, such as liquid biopsies that measure the amount of circulating tumor-derived DNA. We will utilize these tools to attempt to expedite clinical trials in early-stage cancer patients by focusing upon patients at above-average risk of disease recurrence or progression, which events are typical endpoints in clinical trials. The development of liquid biopsies is at an early stage, however, and these tools may prove to carry low utility and thus render early-stage cancer trials slow, necessarily large and expensive. The safety of our product candidates in combination with checkpoint inhibitors in early lines of therapy may also prove to be unacceptable.

We expect to seek approval of our product candidates as late-line therapy where appropriate, but also as a second-line and first-line therapy wherever possible, and potentially as adjuvant therapy. There is no guarantee that our product candidates, even if approved in late-line therapy, would be approved for second-line or first-line or adjuvant therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for second-line or first-line or adjuvant therapy.

While our SLATE product is designed to be readily available (off-the-shelf), GRANITE will initially take approximately 14-18 weeks post-sequencing to be manufactured and released for human use, and this long timeline demands that either patients are consented and entered into our trials when they start a prior line of therapy, and start our therapy upon disease progression, or we initiate treatment in patients who have entered the maintenance phase of their original line of treatment. For example, we might enroll newly-diagnosed patients who are due to receive front-line chemotherapy and then start their therapy with our immunotherapy product candidate as second-line treatment when they progress upon front-line chemotherapy or fail to tolerate it. This carries the risk of time delays or drop-out – i.e., patients may not progress after first-line chemotherapy for a long time, or they may decide not to receive an immunotherapy product candidate we have manufactured for them, at our expense. Alternatively, we may treat first-line patients once they have completed their initial treatment and have not progressed (called maintenance therapy)—this renders efficacy harder to interpret versus simple treatment studies (any objective response cannot clearly be attributed to our products) and may be complicated by standard of care treatments, which may necessarily be continued alongside our immunotherapy candidates, further confounding interpretation of efficacy.

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive third-line therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Regulatory authorities also may establish narrower definitions around when a patient is ineligible for other treatments than we have used in our projections, and that would reduce the size of the patient population eligible for our product candidates. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we anticipate that only a fraction of colorectal cancer patients will be predicted to have a high enough probability of TSNA presence to merit their inclusion into our program. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first-line or second-line therapy.

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

Our product candidates may cause undesirable side effects or have other properties that could delay or prevent their regulatory approval, limit the commercial profile of an approved label, or result in significant negative consequences following marketing approval, if any.

As with most biological products, use of our product candidates could be associated with side effects or adverse events which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While we have now completed the Phase 1 portions of our clinical trials of GRANITE and SLATE, we do not yet have a comprehensive understanding of their risks, and it is likely that there will be side effects associated with their use in increasing numbers of patients in Phase 2 and beyond. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Our other product candidates present similar risks, the severity of which is difficult to predict.

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

In addition, even if we successfully advance one of our product candidates through clinical trials, such trials will likely only include a limited number of subjects and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of taking our product candidates over a multi-year period.

There have been several reported cases of severe thrombosis with thrombocytopenia occurring post-vaccination in individuals who received adenovirus-based vaccines for SARS-CoV-2, including those administered under FDA emergency use authorization. This syndrome has been termed “vaccine-induced prothrombotic immune thrombocytopenia (VIPIT)” or “vaccine-induced immune thrombotic thrombocytopenia (VITT)” but is now termed “thrombosis with thrombocytopenia syndrome (TTS)” by the Centers for Disease Control and Prevention (CDC) and the FDA. The syndrome appears to be autoimmune in nature and is associated with autoantibodies to a specific platelet-associated antigen. To date, no patients receiving our adenoviral vaccine candidate against SARS-CoV-2, CORAL, have been known to develop TTS, nor have we observed it in our cancer programs where our adenoviral vectors are used in conjunction with checkpoint inhibitors (e.g. anti-PD1 antibody) which themselves can be associated with autoimmune toxicities; but, we cannot be certain that this or similar complications will not arise.

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

Even if one of our product candidates obtains regulatory approval, it may fail to achieve the broad degree of physician and patient adoption and use necessary for commercial success.

Even if one of our product candidates receives FDA or other regulatory approvals, the commercial success of any of our current or future product candidates will depend significantly on the broad adoption and use of the resulting product by physicians and patients for approved indications. The degree and rate of physician and patient adoption of our current or future product candidates, if approved, will depend on a number of factors, including:

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

The biotechnology and pharmaceutical industries in particular are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes competitive with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of diseases and other conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. We believe that, while our discovery platform, its associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

Our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop.

For example, if either GRANITE or SLATE is approved, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from immune checkpoint inhibitors such as Bristol-Myers Squibb Company’s OPDIVO and YERVOY, Merck & Co., Inc.’s KEYTRUDA and Genentech, Inc.’s TECENTRIQ, and T cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. The most common therapeutic treatments for common solid tumors are chemotherapeutic compounds, radiation therapy, targeted therapies and now immunotherapies.

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

As of March 31, 2021, we had 172 full-time employees. We will need to continue to expand our managerial, operational, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our lead product candidate or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our success depends in part on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our products, initiation or completion of our planned clinical trials or the commercialization of our lead product candidate or any future product candidates.

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

In February 2021, we announced that we had entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine for HIV. Under the terms of the agreement, Gilead will be responsible for conducting the Phase 1 study and, if it exercises its exclusive option, will develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. In such case, and subject to certain clinical, regulatory and commercial milestones being achieved, we would be eligible to receive up to an additional $725.0 million, as well as certain royalties on net sales upon commercialization. Separately, in August 2018, we entered into a strategic collaboration with bluebird to utilize our EDGE platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in bluebird’s cell therapy products. Under that collaboration, we are entitled to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones and tiered single digit royalties on sales of bluebird bio’s cell therapy products utilizing the TCRs we develop directed at the targets we discovered.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, the CPRA recently passed in California. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In Europe, the General Data Protection Regulation (the “GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (the “EEA”). The GDPR has increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations. Further, the GDPR provides that European Union and EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. From January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. Currently there is a four to six-month grace period agreed in the EU and United Kingdom Trade and Cooperation Agreement, ending June 30, 2021 at the latest, whilst the parties discuss an adequacy decision. However, it is not clear whether (and when) an adequacy decision may be granted by the European Commission enabling data transfers from EU member states to the United Kingdom long term without additional measures. These changes may lead to additional costs and increase our overall risk exposure.

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

Our employees and independent contractors, including principal investigators, consultants, commercial collaborators, service providers and other vendors, may engage in misconduct or other improper activities, including noncompliance with regulatory standards and requirements, which could have an adverse effect on our results of operations.

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

Outbreaks of epidemic, pandemic, or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome (“MERS”), Severe Acute Respiratory Syndrome (“SARS”), or the H1N1 virus (commonly known as swine flu), could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” By March 2020, the coronavirus had spread to nearly all regions of the world. In the United States, in an effort to slow the escalating COVID-19 outbreak, the governors of California and nearly all other states, as well as mayors of many cities, ordered various travel restrictions, including ordering residents to cease traveling to non-essential jobs and curtail all unnecessary travel, and to stay in their homes as much as possible. Such restrictions, as well as the pandemic’s direct impact on the health of millions, has had a significant impact on the economy generally and, more specifically, on the ability of nearly all businesses to operate normally. Despite recent signs of economic recovery, the long-term effects of the COVID-19 pandemic remain unclear. If the current economic conditions worsen or an economic downturn lasts for an extended period of time, we may be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business.

While the COVID-19 pandemic did not materially adversely affect our business operations in the three months ended March 31, 2021, economic and health conditions in the United States and across most of the globe have changed considerably since the pandemic began. In particular, any disruption of our suppliers could impact our operating results. While, at this point, the extent to which the COVID-19 pandemic may impact our results is uncertain, it could result in delays in delivery of our various products related to our manufacturing processes, which could delay our product development activities.

As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

We are conducting a number of clinical trials for product candidates in geographies which are affected by the COVID-19 pandemic. We believe that the COVID-19 pandemic has had, and will likely continue to have, an impact on various aspects of our clinical trials. For example, with respect to clinical trials for our tumor-specific immunotherapy product candidates, investigators may not want to screen or treat cancer patients with our experimental vaccine and potentially expose them to the novel coronavirus during additional clinic visits. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments. This may impact the integrity of subject data.

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

The COVID-19 outbreak continues to evolve. Even as vaccination rates continue to grow in the United States and other countries, it remains unclear when the pandemic will subside, particularly if full global vaccination is not achieved or existing vaccines prove less effective against new variants of the virus. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of March 31, 2021, our solely owned patent portfolio includes pending patent applications and issued patents. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

Patent applications in the United States and elsewhere are typically published approximately eighteen (18) months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of GRANITE, SLATE, CORAL or our other product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing GRANITE, SLATE, CORAL or our other product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;

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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent GRANITE, SLATE, CORAL or any future immunotherapy candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market GRANITE, SLATE, CORAL or any future immunotherapy candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing GRANITE, SLATE, CORAL or any future immunotherapy candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

We are party to various agreements that we depend on to operate our business, including intellectual property rights relating to GRANITE, SLATE and CORAL, in particular, our agreement with Arbutus. Our rights to use currently licensed intellectual property or intellectual property to be licensed in the future are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:

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

Depending upon the timing, duration and specifics of FDA marketing approval of GRANITE, SLATE, CORAL or any future immunotherapy candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, our clinical trials for GRANITE, SLATE, CORAL or any other future clinical development programs, including public misperception of the results of our trials;

•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and infectious disease and/or biopharmaceutical product development;

•	announcements of regulatory approval or disapproval of our current or any future product candidates;

•	failure or discontinuation of any of our research and development programs;

•	manufacturing setbacks or delays of or issues with the supply of the materials for our personalized immunotherapy candidate;

•	announcements relating to future licensing, collaboration or development agreements, including the early termination or failure of an existing strategic collaboration;

•	delays in the commercialization of our current or any future product candidates;

•	public misperception regarding the use of our therapies;

•	acquisitions and sales of new products, technologies or businesses;

•	quarterly variations in our results of operations or those of our future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	any major changes in our board of directors or management;

•	new legislation in the United States relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our product candidates;

•	market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic; and

•	general economic conditions in the United States and abroad.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in October 2019, we filed a shelf registration statement on Form S-3 (the “Shelf Registration Statement”) with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued from time to time in an “at the market offering” program pursuant to a sales agreement (the “Sales Agreement”) that we have entered into with Cowen and Company, LLC (“Cowen”). We have issued and may continue to issue shares in our “at the market offering” program or other registered offerings under the Shelf Registration Statement. In December 2020, we also issued and sold pre-funded warrants to purchase 27,480,719 shares of common stock. In addition, in January 2021, we filed an automatic shelf registration statement on Form S-3 with the SEC covering the offering of common stock, preferred stock, debt securities, warrants and units. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.

Our principal stockholders and management own a significant percentage of our stock and will be able to exert significant control over matters subject to stockholder approval.

As of March 31, 2021, our executive officers, directors and their respective affiliates held a significant percentage of our outstanding voting stock. Therefore, these stockholders will have the ability to influence us through this ownership position. These stockholders may be able to determine all matters requiring stockholder approval. For example, these stockholders may be able to control elections of directors, or approval of any merger, sale of assets, or other major corporate transaction. This may prevent or discourage unsolicited acquisition proposals or offers for our common stock that you may feel are in your best interests as one of our stockholders.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2021, we have outstanding total of 49,197,828 shares of common stock, of which the holders of approximately 3.1 million shares of our common stock are entitled to rights with respect to the registration of their shares under the Securities Act (excluding shares of our common stock and common stock issuable upon exercise of pre-funded warrants that we issued and sold in a private placement in December 2020 and which we registered on a registration statement on Form S-3 in January 2021). Registration of these shares under the Securities Act would result in the shares becoming freely tradable without restriction under the Securities Act, except for shares purchased by affiliates. Any sales of securities by these stockholders could have a material adverse effect on the trading price of our common stock. In addition, as of March 31, 2021, approximately 9.7 million shares of common stock that are either subject to outstanding options, restricted stock units or other equity awards, or reserved for future issuance under our existing equity incentive plan will become eligible for sale in the public market to the extent permitted by the provisions of various vesting schedules, Rule 144 and Rule 701 under the Securities Act. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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

General Risk Factors

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms or at all.

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

Unregistered Sales of Equity Securities

On January 29, 2021, we issued and sold 1,196,591 shares of our common stock to Gilead Sciences, Inc. (“Gilead”)  at a price per share of $25.65 in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. We relied on this exemption from registration for private placements based in part on representations made by Gilead, including the representations with respect to Gilead’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and Gilead’s investment intent. Our gross proceeds were approximately $30.0 million.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/2018	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	05/06/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/2021	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/11/2020	4.3

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2021 has been formatted in Inline XBRL.				X

*

The certification attached as Exhibit 32.1 that accompanies this Quarterly Report on Form 10-Q is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Gritstone bio, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this Quarterly Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gritstone bio, Inc.

Date:	May 6, 2021	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive and Financial Officer)