Form 10-Q
period 2021-06-30
Gritstone bio, Inc.
filed 2021-08-05
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2021

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

As of July 30, 2021, there were 49,447,693 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	June 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$64,081	$170,056
Marketable securities	107,101	1,002
Prepaid expenses and other current assets	5,573	4,332
Total current assets	176,755	175,390
Property and equipment, net	21,792	22,105
Operating lease right-of-use assets	18,700	21,344
Long-term marketable securities	4,001	—
Deposits and other long-term assets	2,976	2,728
Total assets	$224,224	$221,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,795	$9,578
Accrued compensation	4,785	6,331
Accrued liabilities	736	677
Accrued research and development expenses	2,000	1,053
Lease liabilities, current portion	6,171	5,874
Deferred revenue, current portion	2,940	3,475
Total current liabilities	21,427	26,988
Other non-current liabilities	395	395
Lease liabilities, net of current portion	16,176	19,225
Deferred revenue, net of current portion	7,401	8,220
Total liabilities	45,399	54,828
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2021 and December 31, 2020; 49,433,361 and 47,552,693 shares issued and outstanding at June 30, 2021 and December 31, 2020, respectively	18	18
Additional paid-in capital	522,290	493,023
Accumulated other comprehensive loss	14	—
Accumulated deficit	(343,497)	(326,302)
Total stockholders’ equity	178,825	166,739
Total liabilities and stockholders’ equity	$224,224	$221,567

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenues:
Collaboration and license revenues	$2,843	$488	$42,536	$1,750
Total revenues	2,843	488	42,536	1,750
Operating expenses:
Research and development	22,072	21,290	46,928	43,758
General and administrative	5,937	5,255	12,878	10,720
Total operating expenses	28,009	26,545	59,806	54,478
Loss from operations	(25,166)	(26,057)	(17,270)	(52,728)
Interest income, net	48	189	75	654
Net loss	(25,118)	(25,868)	(17,195)	(52,074)
Other comprehensive loss:
Unrealized gain on marketable securities	17	70	14	26
Net and comprehensive loss	$(25,101)	$(25,798)	$(17,181)	$(52,048)
Net loss per share, basic and diluted	$(0.33)	$(0.69)	$(0.23)	$(1.41)
Weighted-average number of shares used in computing net loss per share, basic and diluted	76,749,641	37,256,247	76,368,506	37,027,405

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended June 30, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2021	49,197,828	$18	$517,715	$(3)	$(318,379)	199,351
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $45	170,103	—	1,620	—	—	1,620
Unrealized gain on marketable securities	—	—	—	17	—	17
Issuance of common stock upon exercise of stock options	65,430	—	222	—	—	222
Stock-based compensation	—	—	2,733	—		2,733
Net loss	—	—	—	—	(25,118)	(25,118)
Balance at June 30, 2021	49,433,361	$18	$522,290	$14	$(343,497)	$178,825

Three Months Ended June 30, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2020	36,985,739	$17	$362,586	$(20)	$(247,194)	$115,389
Issuance of common stock under the ATM equity offering program, net of issuance costs of $97	592,594	—	4,093	—	—	4,093
Issuance of common stock under the employee stock purchase plan (“ESPP”)	96,234	—	527	—	—	527
Unrealized gain on marketable securities	—	—	—	70	—	70
Lapse of repurchase rights related to common stock issued pursuant to early exercises	7,142	—	3	—	—	3
Issuance of common stock upon exercise of stock options	31,509	—	57	—	—	57
Stock-based compensation	—	—	1,957	—	—	1,957
Net loss	—	—	—	—	(25,868)	(25,868)
Balance at June 30, 2020	37,713,218	$17	$369,223	$50	$(273,062)	$96,228

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(In thousands, except share amounts)

Six Months Ended June 30, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $330	1,169,591	—	20,839	—	—	20,839
Issuance of common stock under at the ATM equity offering program, net of issuance costs of $45	170,103	—	1,620	—	—	1,620
Issuance of common stock under the ESPP	109,564	—	279	—	—	279
Unrealized gain on marketable securities	—	—	—	14	—	14
Issuance of common stock upon exercise of stock options	431,410	—	2,046	—	—	2,046
Stock-based compensation	—	—	4,934	—	—	4,934
Net loss	—	—	—	—	(17,195)	(17,195)
Balance at June 30, 2021	49,433,361	$18	$522,290	$14	$(343,497)	$178,825

Six Months Ended June 30, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	36,332,956	$17	$355,291	$24	$(220,988)	$134,344
Issuance of common stock under the ATM equity offering program, net of issuance costs of $101	1,160,963	—	9,670	—	—	9,670
Issuance of common stock under the ESPP	96,234	—	527	—	—	527
Unrealized gain on marketable securities	—	—	—	26	—	26
Lapse of repurchase rights related to common stock issued pursuant to early exercises	30,874	—	11	—	—	11
Issuance of common stock upon exercise of stock options	92,191	—	148	—	—	148
Stock-based compensation	—	—	3,576	—	—	3,576
Net loss	—	—	—	—	(52,074)	(52,074)
Balance at June 30, 2020	37,713,218	$17	$369,223	$50	$(273,062)	$96,228

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net loss	$(17,195)	$(52,074)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,193	3,277
Net amortization of premiums and discounts on marketable securities	342	(113)
Stock-based compensation	4,934	3,576
Non-cash operating lease expense	3,822	3,712
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(1,251)	897
Deposits and other long-term assets	(247)	99
Accounts payable	416	599
Accrued compensation	(1,546)	(835)
Accrued and other non-current liabilities	(166)	256
Accrued research and development expenses	946	(825)
Lease liability	(3,922)	(1,169)
Deferred revenue	(1,354)	(1,108)
Net cash used in operating activities	(12,028)	(43,708)
Investing activities
Purchase of marketable securities	(127,139)	(8,809)
Maturities of marketable securities	16,037	44,632
Sales of marketable securities	675	5,401
Purchase of property and equipment	(2,660)	(2,625)
Net cash provided by (used in) investing activities	(113,087)	38,599
Financing activities
Proceeds from issuance of common stock, net of issuance costs	3,991	10,435
Proceeds from issuance of common stock from public offering	21,170	—
Payments of deferred financing costs	(6,021)	(103)
Net cash provided by financing activities	19,140	10,332
Net increase (decrease) in cash, cash equivalents and restricted cash	(105,975)	5,223
Cash, cash equivalents and restricted cash at beginning of period	171,048	58,400
Cash, cash equivalents and restricted cash at end of period	$65,073	$63,623
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$536	$315
Deferred financing costs included in accrued liabilities and accounts payable	$5	$—
Remeasurement of operating lease right-of-use asset for lease modification	$—	$3,084
Assets acquired under leasing obligations	$109	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1.	Organization

Description of Business

Gritstone bio, Inc. (“Gritstone” or the “Company”) is a biotechnology company developing targeted immunotherapies for cancer and infectious disease. The Company was incorporated in the state of Delaware in August 2015, and is based in Emeryville, California and Cambridge, Massachusetts, with a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $25.1 million and $17.2 million for the three and six months ended June 30, 2021, respectively, and $25.9 million and $52.1 million for the three and six months ended June 30, 2020, respectively. The Company used net cash of $12.0 million through its operating activities for the six months ended June 30, 2021, and $43.7 million for the six months ended June 30, 2020. The Company had an accumulated deficit of $343.5 million and $326.3 million as of June 30, 2021 and December 31, 2020, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings, under an “at the market offering” (the “ATM Offering Program”), the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of June 30, 2021, the Company had cash, cash equivalents and marketable securities of $175.2 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this Quarterly Report on Form 10-Q.
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

The accompanying interim condensed consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for interim reporting.

The interim condensed consolidated financial statements are unaudited and, in the opinion of management, reflect all adjustments, consisting only of normal recurring adjustments, necessary for the fair presentation for interim reporting. The results of operations for any interim period are not necessarily indicative of results of operations for any future period.

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2020, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 11, 2021.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents, and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of June 30, 2021, the Company has no off-balance sheet concentrations of credit risk.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those of other clinical-stage biotechnology companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services.

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

The Company has issued a letter of credit under a lease agreement that has been collateralized by a cash deposit for an equal amount and is recorded within deposits and other long-term assets on the condensed consolidated balance sheets based on the term of the underlying lease. The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2021	2020
Cash and cash equivalents	$64,081	$170,056
Restricted cash	992	992
Total cash, cash equivalents and restricted cash	$65,073	$171,048

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets at June 30, 2021 and December 31, 2020. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

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

The Company has elected not to separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU Asset have been recorded on the condensed consolidated balance sheets and amortized as lease expense on a straight-line basis over the lease term.

Revenue Recognition

The Company analyzes its collaboration agreements to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are considered to be in the scope of the collaboration guidance and that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. Elements of collaboration arrangements that are reflective of a vendor-customer relationship are accounted for pursuant to the revenue from contracts with customers guidance. The terms of the licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of the accounting for revenue from contracts with customers guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

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

Income Taxes

On March 18, 2020, the Families First Coronavirus Response Act (the “FFCR Act”), and on March 27, 2020, the Coronavirus Aid, Relief, and Economic Security Act (the “CARES Act”) were each enacted in response to the COVID-19 pandemic. The FFCR Act and the CARES Act contain numerous income tax provisions relating to refundable payroll tax credits, deferment of employer side social security payments, net operating loss carryback periods, alternative minimum tax credit refunds, modifications to the net interest deduction limitations and technical corrections to tax depreciation methods for qualified improvement property.

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2021; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). The standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the standard modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for the Company as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its condensed consolidated financial statements and related disclosures.

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

3.	Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	June 30, 2021
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$42,240	$—	$—	$42,240
Corporate debt securities	309	—	—	309
Total cash equivalents	42,549	—	—	42,549
Short-term marketable securities:
Certificates of deposit	950	—	—	950
Commercial paper	42,781	8	—	42,789
Corporate debt securities	24,695	3	(2)	24,696
U.S. treasuries	31,007	3	—	31,010
U.S. government debt securities	2,105	—	—	2,105
Asset backed securities	5,550	1	—	5,551
Total short-term marketable securities	107,088	15	(2)	107,101
Long-term marketable securities:
U.S. treasuries	2,000	—	—	2,000
U.S. government debt securities	2,000	1	—	2,001
Total long-term marketable securities	4,000	1	—	4,001
Total	$153,637	$16	$(2)	$153,651

	December 31, 2020
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$36,801	$—	$—	$36,801
Total cash equivalents	36,801	—	—	36,801
Short-term marketable securities:
U.S. treasuries	1,002	—	—	1,002
Total short-term marketable securities	1,002	—	—	1,002
Total	$37,803	$—	$—	$37,803

All marketable securities held as of June 30, 2021 had contractual maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented. As of June 30, 2021, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Thus, no credit loss existed as of or for the six months ended June 30, 2021. The Company will continue to assess the current and expected future economic and market conditions surrounding the COVID-19 pandemic, as further development arises.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2021
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$42,240	$42,240	$—	$—
Corporate debt securities	309	—	309	—
Total cash equivalents	42,549	42,240	309	—
Short-term marketable securities:
Certificates of deposit	950	—	950	—
U.S. treasuries	31,010	31,010	—	—
U.S. government debt securities	2,105	—	2,105	—
Commercial paper	42,789	—	42,789	—
Corporate debt securities	24,696	—	24,696	—
Asset backed securities	5,551		5,551
Total short-term marketable securities	107,101	31,010	76,091	—
Long-term marketable securities:
U.S. treasuries	2,000	2,000	—	—
U.S. government debt securities	2,001	—	2,001	—
Total long-term marketable securities	4,001	2,000	2,001	—
Total	$153,651	$75,250	$78,401	$—

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,801	$36,801	$—	$—
Total cash equivalents	36,801	36,801	—	—
Short-term marketable securities:
U.S. treasuries	1,002	1,002	—	—
Total short-term marketable securities	1,002	1,002	—	—
Total	$37,803	$37,803	$—	$—

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Commercial paper, corporate debt securities, certificates of deposits, asset backed securities, and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. These pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of, and broker/dealer quotes on, the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of our financial instruments.
5.	Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30,	December 31,
	2021	2020
Computer equipment and software	$971	$971
Furniture and fixtures	2,113	2,054
Laboratory equipment	24,014	22,213
Leasehold improvements	13,770	13,726
	40,868	38,964
Less accumulated depreciation and amortization	(20,115)	(16,925)
Construction-in-progress	1,039	66
Total property and equipment, net	$21,792	$22,105

Depreciation and amortization expense was $1.6 million and $3.2 million for the three and six months ended June 30, 2021, respectively, and $1.7 million and $3.3 million for the three and six months ended June 30, 2020, respectively.
6.	Commitments and Contingencies

Leases

In January 2019, the Company entered into a 120-month operating lease for a new facility in Emeryville, California, with office and laboratory space for the Company’s new principal executive offices. In conjunction with signing the lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of June 30, 2021 and December 31, 2020. The lease agreement includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company’s obligation to pay rent commenced on November 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $9.0 million ROU Asset and a $14.3 million lease liability on the condensed consolidated balance sheet as of June 30, 2021.

In March 2017, the Company entered into a non-cancelable operating lease (the “Pleasanton Lease”) to lease 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California (the “Pleasanton Facility”). The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company’s obligation to pay rent commenced in December 2017. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of June 30, 2021, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements for the Pleasanton Facility. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

In May 2019, the Company entered into a 64-month non-cancelable operating lease for additional office space in Pleasanton, California. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company’s obligation to pay rent commenced on August 1, 2019. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.2 million ROU Asset and a $0.4 million lease liability on the condensed consolidated balance sheets as of June 30, 2021.

In February 2016, the Company entered into a 67-month non-cancelable operating lease (the “Original Cambridge Lease”) effective October 2016 for a facility in Cambridge, Massachusetts, with laboratory and office space. In conjunction with signing the Original Cambridge Lease, the Company paid a cash security deposit of $0.3 million, which is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of June 30, 2021. The lease agreement includes an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional three years at the prevailing rental rate. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation.

In September 2018, the Company entered into a 24-month non-cancelable operating lease (the “Additional Cambridge Lease”) for an additional facility in Cambridge, Massachusetts with laboratory and office space. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease ROU assets on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of June 30, 2021.

In July 2019, the Company amended the Additional Cambridge Lease to extend the original 24-month lease term ending in August 2020 by another 12 months through August 2021 and to add additional leased laboratory and office space. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.4 million, effective July 2019. In conjunction with signing the lease amendment, the Company prepaid an additional twelve months base rent for space leased under both the Original Cambridge Lease and the Additional Cambridge Lease (as amended) in the amount of $3.2 million, which was reclassified to operating lease right-of-use assets on the condensed consolidated balance sheets. The Company also paid a cash security deposit of $0.3 million, which included $0.1 million for the last month’s rent and has been classified as part of the operating lease right-of-use assets on the condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020.

In May 2020, the Company executed an additional amendment to its Additional Cambridge Lease. The amendment extended the lease term by an additional 12 months through August 2022. Upon six months written notice, the Company has the right to terminate the amended lease agreement. The amendment provides for annual base rent of approximately $3.6 million, effective September 2021. This amendment resulted in an increase to the ROU Assets and lease liabilities of $3.1 million.

In March 2021, the Company entered into a 17-month operating lease in Cambridge, Massachusetts for office and laboratory storage space which commenced on April 1, 2021. The Company also paid an insignificant cash security deposit, which included amounts for the last month’s rent and has been classified as part of the operating lease ROU assets on the condensed consolidated balance sheet as of June 30, 2021. The remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of June 30, 2021.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$1,922	$1,862	$3,822	$3,712
Short-term lease cost	—	—	—	8
Total lease cost	$1,922	$1,862	$3,822	$3,720

Supplemental information related to leases was as follows:

	Six Months Ended June 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$3,922	$2,105
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$109	$3,084
Weighted-average remaining lease term (years):
Operating leases	6.0	6.3
Weighted-average discount rate:
Operating leases	9.0%	9.0%

As of June 30, 2021, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2021 (remaining six months)	$4,003
2022	5,886
2023	3,459
2024	3,459
2025	2,456
Thereafter	10,076
Total minimum payments	29,339
Less: Amounts representing interest expense	(6,992)
Present value of future minimum lease payments	22,347
Less: Current portion of lease liability	(6,171)
Noncurrent portion of lease liability	$16,176

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its drug candidates. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of June 30, 2021. During the three and six months ended June 30, 2021, the Company had immaterial research and development expense under the agreement. The Company had no research and development expense under the agreement during the three and six months ended June 30, 2020.

In May 2019, the Company entered into a contract research and testing agreement with a third-party contract research organization to provide antibody discovery related services. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of June 30, 2021. No research and development expense was recorded under the agreement during the three and six months ended June 30, 2021. No research and development expense was recorded under the agreement during the three months ended June 30, 2020, and an insignificant amount of research and development expense was recognized under the agreement during the six months ended June 30, 2020.

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its certificate of incorporation and bylaws, and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, with respect to which the officer or director is or was serving at the Company’s request in such capacity. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.
7.	Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Prepaid research and development-related expenses	$2,280	$2,584
Net contract asset	1,603	—
Collaboration receivable	631	—
Prepaid insurance	487	1,480
Interest and other receivables	236	8
Other	336	260
Total prepaid expenses and other current assets	$5,573	$4,332

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2021	2020
Lease security deposits	$1,464	$1,218
Prepaid research and development-related expenses	520	518
Restricted cash	992	992
Total deposits and other long-term assets	$2,976	$2,728

8.	Collaboration and License Agreements

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (the “bluebird Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the bluebird Collaboration Agreement, the Company will provide to bluebird tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the bluebird Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the bluebird Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the bluebird Collaboration Agreement. None of these events had occurred as of June 30, 2021, and no royalties were due from the sale of licensed products.

In August 2019, the Company entered into a First Amendment to the bluebird Collaboration Agreement, which extended the timeline for the Company and bluebird to execute a Patient Selection Services Agreement from within one year to within two years after the Effective Date of the bluebird Collaboration Agreement. In August 2020, the Company entered into a Second Amendment, which extended the timeline of the Patient Selection Services Agreement to within three years and also extended the Tissue Analysis Period from February 28, 2021 to June 30, 2021. In April 2021, the Company entered into a Third Amendment, which removed the Patient Selection Services Agreement in its entirety and extended the Tissue Analysis Period from June 30, 2021 to December 31, 2021. The amendments were entered into for administrative purposes, and the Company determined the amendments were not a modification of contract under the contract with customers guidance.

bluebird may terminate the bluebird Collaboration Agreement by giving a 120-day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early, the agreement has a term that ends upon the last payment owed by the Company on a licensed product. The bluebird Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party or bankruptcy of the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to bluebird under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, all of bluebird’s payment obligations that have not yet accrued related to future milestone and royalty payments will be reduced by 50% for the remainder of the agreement term.

The Company concluded that bluebird is a customer, and the contract is not subject to guidance on collaborative arrangements. This is because the Company granted to bluebird a license to its intellectual property and provided research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration.

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

The Company recognized $0.7 million and $1.4 million, respectively, during the three and six months ended June 30, 2021, and $0.2 million and $1.1 million, respectively, during the three and six months ended June 30, 2020 in collaboration revenue under the bluebird Collaboration Agreement. Deferred revenue of $10.3 million and $11.7 million was recorded on the condensed consolidated balance sheets in both current and long-term liabilities as of June 30, 2021, and December 31, 2020, respectively. Deferred revenue relates to the performance obligations identified under the bluebird Collaboration Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through mid-2023.

Changes in the deferred revenue balance during the six months ended June 30, 2021 for the bluebird Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2020	$11,695
Additions	—
Deductions	(1,354)
Balance at June 30, 2021	$10,341

There were no receivables or net contract assets recorded as of June 30, 2021 or December 31, 2020 associated with the bluebird Collaboration Agreement.

Gilead Sciences, Inc.

In January 2021, the Company entered into a Collaboration, Option and License Agreement (the “Gilead Collaboration Agreement”) with Gilead Sciences, Inc. (“Gilead”) to research and develop a vaccine-based immunotherapy as part of Gilead’s efforts to find a curative treatment for HIV infection. Under the terms of this agreement, the Company granted to Gilead an exclusive, worldwide license to develop and commercialize a HIV-specific therapeutic vaccine utilizing the Company’s technology. Gilead is responsible for conducting all development and commercialization activities beginning with a Phase 1 study, and the Company is responsible for contributing to preclinical research studies and participation in a joint steering committee (collectively, “research and development activities”). Concurrently with execution of the Gilead Collaboration Agreement, the Company and Gilead entered into a Supply Agreement (the “Gilead Supply Agreement”) under which the Company will supply research product and GMP product (“Product Supply”) that may be required under the Gilead Collaboration Agreement until Gilead completes its first GMP product batch, and the Company will participate in a joint manufacturing team (collectively, “product supply activities”). In addition, the Company also concurrently entered into a Stock Purchase Agreement (the “Gilead Stock Purchase Agreement”) under which Gilead acquired, in a private placement transaction, 1,169,591 shares of the Company’s common stock. The common shares were issued to Gilead with certain registration rights and certain standstill and market stand-off provisions. The Company determined that these concurrent contracts represent a combined arrangement (“the Gilead Arrangement”).

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of June 30, 2021 and no royalties were due from the sale of licensed products.

Gilead may terminate the Gilead Collaboration Agreement for convenience by giving a 90-day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early, the agreement has a term that ends upon the expiration of the royalty term, or, if the Option is not exercised, by the end of the Option term. The Gilead Collaboration Agreement may be terminated for cause by either party based on uncured material breach by the other party, insolvency of the other party, or patent challenge. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to Gilead under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, if terminated early by Gilead for convenience or by the Company for material breach or insolvency, all of Gilead’s payment obligations for reimbursable costs or for future milestone and royalty payments remain. If terminated early by Gilead for material breach or insolvency, all of Gilead’s unaccrued payment obligations related to future milestone and royalty payments will be reduced by 50% for the remainder of the agreement term. Furthermore, Gilead may terminate the Gilead Supply Agreement without cause by giving six months prior written notice and any active orders with 60-day notice without terminating the agreement, and either party may terminate based on an uncured material breach, insolvency of the other party, or in the event that the Gilead Collaboration Agreement is terminated. Upon termination, the Company will deliver all supply products that have been produced and destroy, reimburse or deliver materials that Gilead has reimbursed, and Gilead must pay for any manufacturing costs that the Company has actually incurred or committed to pay, including any cancellation costs owed to subcontractors.

The Company concluded that Gilead is a customer and therefore revenue recognition should be accounted for in accordance with ASC 606, because the Company granted to Gilead licenses to its intellectual property and will provide research and development services and Supply of Product, as defined below, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Option, if exercised by Gilead, will be considered a modification that increases the scope of the arrangement beyond the Option Term.

The Company identified the following performance obligations under the Gilead Collaboration Agreement: 1) licenses including an exclusive (in the HIV field), royalty-free, worldwide collaboration license and transfer of know-how and an exclusive (in the HIV field) worldwide, royalty-bearing development and commercial license subject to restrictions on its use during the Option Term and an exclusive option to release such restrictions; 2) preclinical research and development activities, manufacturing-related activities, and participation on a Joint Steering Committee; and 3) product supply, including research and GMP product, until Gilead completes its first GMP batch, and participation on a Joint Manufacturing Team.

The Company considered that the licenses and know-how have standalone functionality, are considered to be functional intellectual property and are capable of being distinct. The Company also determined that the research and development activities and product supply by Gritstone could be provided by resources otherwise available to Gilead and thus are capable of being distinct.

The Company has also determined that the pricing for optional goods and services and release of license restrictions upon exercise of the Option do not constitute material rights and are not a potential performance obligation. The Company evaluated if there is an interdependence between the promises and determined that the licenses are a combined solution and the predominant performance obligation and that the other promises are separately identifiable in the context of the contract, however the research and development activities are dependent on the research product supply, which is accounted for as a combined performance obligation. As a result, the Company identified three performance obligations in the Gilead Arrangement: (i) exclusive licenses and know-how, (ii) research and development activities and product supply, and (iii) GMP product supply.

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of June 30, 2021 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

The transaction price is allocated to the performance obligation based upon relative standalone selling prices, which were determined for the exclusive licenses and know-how using an adjusted market approach and for the research and development activities and product supply using a cost plus reasonable margin approach. Variable consideration is allocated to the specific performance obligations to which it relates.

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date in January 2021 and ends upon (i) the completion of the Option term, which is expected to end two to four years after the effective date, if the Option is not exercised or (ii) the expiration of the royalty-term on a product-by-product and country-by-country basis. The Company also analyzed the impact of Gilead terminating the agreement prior to the end of the Option term and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to Gilead for doing so.

Revenue for the exclusive licenses and know-how was recognized on the effective date of the Gilead Collaboration Agreement at the point in time that the licenses are effective. The research and development activities and product combined performance obligation and the GMP product supply performance obligation are recognized over time when, or as, the Company transfers the promised goods and services to Gilead. Research and development service and product supply revenues will be recognized over time using a cost-based input method, based on internal and external labor cost effort to perform the services, costs to acquire research materials, and costs of product supply, since the costs incurred over time are thought to best reflect the transfer of goods and services to Gilead. In applying a cost-based input method of revenue recognition, we use actual costs incurred relative to estimated total costs to fulfill each performance obligation. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligation. The cumulative effect of any revisions to estimated costs to complete the performance obligation and associated variable consideration will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the three months ended June 30, 2021, the Company did not record any license revenue. For the six months ended June 30, 2021, the Company recognized $38.6 million as license revenue. For the three and six months ended June 30, 2021, the Company recognized $2.2 million and $2.5 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. A contract asset of $1.6 million was recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of June 30, 2021for supply costs that were incurred during the three months ended June 30, 2021, but not billable until future periods when the asset is released. The contract asset relates to the performance obligations yet to be satisfied identified under the Gilead Collaboration Agreement and is being recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through December 2022. There was no contract asset as of December 31, 2020, and there was no deferred revenue as of June 30, 2021 and December 31, 2020 associated with the Gilead Collaboration Agreement.

Changes in the contract asset and deferred revenue balance during the six months ended June 30, 2021 for the Gilead Collaboration Agreement are as follows (in thousands):

	Contract Asset	Deferred Revenue
Balance at December 31, 2020	$—	$—
Additions	1,603	220
Deductions	—	(220)
Balance at June 30, 2021	$1,603	$—

There was $0.6 million of receivables recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of June 30, 2021, and there were no receivables or net contract assets recorded as of December 31, 2020 associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. As of June 30, 2021, deferred contract acquisition costs were less than $0.1 million. Deferred contract acquisition costs amortized during the three months and six months ended June 30, 2021 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation (“Arbutus”) and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the three and six months ended June 30, 2021 and 2020, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration (the “FDA”), the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of June 30, 2021, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of June 30, 2021 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s lipid nanoparticle, or LNP, technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. The 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Genevant is a spin-off of Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“SAM”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $191.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the three and six months ended June 30, 2021. None of the other milestone events had occurred as of June 30, 2021.
9.	Stockholders’ Equity

In connection with the completion of its IPO, in October 2018, the Company’s certificate of incorporation was amended and restated to provide for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of June 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.

As of June 30, 2021 and December 31, 2020, there were 49,433,361 and 47,552,693 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

Sale of Common Stock and Pre-Funded Warrants

In October 2019, the Company filed a Registration Statement on Form S-3 (the “2019 Shelf Registration Statement”) with the SEC, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The 2019 Shelf Registration Statement included a prospectus covering the offering, issuance and sale of up to $75.0 million of the Company’s common stock, from time to time, through the ATM Offering Program under the Securities Act of 1933, as amended (the “Securities Act”). The SEC declared the 2019 Shelf Registration Statement effective on November 8, 2019.

In October 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program, under which Cowen will act as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering, up to a maximum of $50,000. During the year ended December 31, 2020, the Company issued and sold 1,160,193 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $9.8 million, net of commissions and other offering costs. During the six months ended June 30, 2021, the Company sold 170,103 shares of the Company’s common stock through its ATM Offering Program and received aggregate proceeds of approximately $1.7 million, net of commissions and other costs.

In December 2020, the Company entered into an agreement to sell 5,543,351 shares of its common stock at a price of $3.34 per share and pre-funded warrants (the “Warrants”) to purchase 27,480,719 shares of common stock at a public offering price of $3.33 per share in a private placement transaction, or PIPE, financing. The Company received aggregate net proceeds of approximately $110.0 million after deducting placement agent commissions and offering expenses payable by the Company. The Warrants are exercisable upon issuance at an exercise price of $0.01 per share. The outstanding Warrants generally may not be exercised if the holder’s aggregate beneficial ownership would be more than 9.99% of the total issued and outstanding shares of the Company’s common stock following such exercise. The exercise price and number of shares of common stock issuable upon the exercise of the Warrants (the “Warrant Shares”) are subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the Warrant agreements. Under certain circumstances, the Warrants may be exercisable on a “cashless” basis. In connection with the issuance and sale of the common stock and Warrants, the Company granted the purchasers certain registration rights with respect to the Warrants and the Warrant Shares.

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

Common Stock Warrants

As of June 30, 2021, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$3.34	27,480,719

There were no warrants exercised during the six months ended June 30, 2021. There were no warrants issued or outstanding for the six months ended June 30, 2020.
10.	Stock-Based Compensation

Award Incentive Plans

In August 2015, the Company’s board of directors approved the 2015 Equity Incentive Plan (“2015 Plan”). In connection with the Company’s IPO and the effectiveness of the 2018 Award Incentive Plan (“2018 Plan”), discussed below, the 2015 Plan terminated, and no further awards will be granted under the 2015 Plan. The 92,815 shares of common stock that were then unissued and available for future issuance under the 2015 Plan became available under the 2018 Plan.

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

The 2021 Plan is administered by our board of directors and, to the extent our board of directors delegates its authority to it, our compensation committee. In the event of a change in control in which the successor corporation refuses to assume or substitute any outstanding award under the 2021 Plan, the vesting of such award will accelerate in full. Our board of directors may terminate, amend, or modify the 2021 Plan at any time, provided that no termination or amendment may materially impair any rights under any outstanding award under the 2021 Plan without the consent of the holder.

Stock Option Activity

A summary of the 2015 Plan, 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	3,108,412	4,166,441	$8.13	8.15	$2,092
Authorized	2,692,507	—
Granted	(1,805,600)	1,805,600	$12.70
Exercised	—	(431,410)	$4.74
Cancelled	134,690	(134,690)	$12.93
Balance at June 30, 2021	4,130,009	5,405,941	$9.81	8.40	$6,030
Vested and exercisable at June 30, 2021		2,080,495	$7.94	7.40	$4,852
Vested and expected to vest at June 30, 2021		4,938,444	$9.66	8.33	$5,891

For the six months ended June 30, 2021 and 2020, the total intrinsic value of stock option awards exercised was $4.2 million and $0.6 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At June 30, 2021, $22.9 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.7 years. The total fair value of shares vested during the period ended June 30, 2021 was $2.3 million.

Stock-based compensation expense and awards granted to non-employees were immaterial for the six months ended June 30, 2021 and 2020.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 2-year period. The following table summarizes our restricted stock unit activity during the six months ended June 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2020	—	$—
Issued	880,600	$5.29
Vested	—	$—
Canceled/Forfeited	(56,400)	$5.29
Outstanding, unvested at June 30, 2021	824,200	$5.29

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 ESPP Plan, before taxes, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Research and development expenses	$1,864	$1,226	$3,345	$2,254
General and administrative expenses	869	731	1,589	1,322
Total	$2,733	$1,957	$4,934	$3,576

11.	Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents. Diluted net loss per share is the same as basic net loss per share, since the effects of potentially dilutive securities are antidilutive given the net loss for each period presented.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(25,118)	$(25,868)	$(17,195)	$(52,074)
Denominator:
Weighted-average common shares outstanding, basic and diluted	76,749,641	37,256,247	76,368,506	37,027,405
Net loss per share, basic and diluted	$(0.33)	$(0.69)	$(0.23)	$(1.41)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share (see Note 9). The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and they are immediately exercisable upon their issuance date.

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2021	2020
Options issued and outstanding and ESPP shares issuable and outstanding	5,429,410	4,695,068
Total	5,429,410	4,695,068

12. Subsequent Events

In July 2021, the Company exercised an option to extend the Original Cambridge Lease an additional three years through April 2025.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2020. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, statements related to the potential of Gritstone’s therapeutic programs. Such forward-looking statements involve substantial risks and uncertainties that could cause Gritstone’s research and clinical development programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, the uncertainties inherent in the drug development process, including Gritstone’s programs’ early stage of development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, Gritstone’s ability to successfully establish, protect and defend its intellectual property and other matters that could affect the sufficiency of existing cash to fund operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

Overview

We are a biotechnology company developing targeted immunotherapies for cancer and infectious disease. Our approach seeks to generate a prophylactic or therapeutic immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells by targeting select antigens. Our programs are built on two key pillars, the first being our proprietary Gritstone EDGE artificial intelligence platform, which enables us to identify antigens that can be recognized by the immune system with a high degree of accuracy. These antigens can comprise short, tumor-specific, mutated peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens (TSNA), or fragments of viral proteins displayed upon the surface of cells infected by virus. The second pillar is our potent, flexible, vaccine platform, which we have engineered to deliver selected antigens to the patient’s immune system to drive the destruction of tumors or virally-infected cells.

We initiated the Phase 2 portion of our Phase 1/2 first-in-human clinical trial of our personalized TSNA immunotherapy product candidate, GRANITE, and the Phase 2 portion of our Phase 1/2 clinical trial of our “off-the-shelf” immunotherapy product candidate, SLATE (also targeting TSNA), in the fourth quarter of 2020, both for the treatment of several common solid tumors and evaluation in combination with immune checkpoint blockade. Both of these studies have completed enrollment, and SLATE has completed treatment. In these studies, patients received our immunotherapy product candidates, which have shown acceptable tolerability at doses tested as of June 30, 2021, and importantly, we have observed cytotoxic T cell responses to multiple administered TSNA and early signs of clinical benefit. Patient selection for the two programs is distinct. GRANITE patients receive an immunotherapy product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In contrast, SLATE patients must carry both a particular tissue type (human leukocyte antigen, or HLA, which is similar to the ABO blood type, but with more variants, and at least one of twenty specific gene mutations, with a particular focus upon common KRAS gene mutations, to be eligible for this “off-the-shelf” product candidate. We expect to present clinical data from GRANITE during the European Society of Medical Oncology congress in September 2021. Based on the results to date with GRANITE we plan to initiate two randomized Phase 2 trials evaluating GRANITE in microsatellite-stable colorectal cancer patients at earlier disease stages in the first half of 2022.

Based on immunogenicity data from the original SLATE product candidate, an updated version of the SLATE product candidate (SLATE v2) has been designed to further optimize immune responses to KRAS gene mutations for non-small cell lung cancer (NSCLC). We received clearance for our Investigational New Drug (IND) application for SLATE v2 targeting select KRAS-mutant solid tumors. We intend to submit an IND for SLATE v3 targeting an unnamed shared neoantigen before the end of 2021.

In the first quarter of 2021, we entered into a Phase 1 clinical trial agreement with the National Institute of Allergy and Infectious Diseases (NIAID), part of the National Institutes of Health. The Phase 1 CORAL clinical trial, supported by the NIAID and conducted through the Infectious Diseases Clinical Research Consortium (IDCRC), began dosing volunteers in March 2021. Following program amendments necessitated by the changing status of the pandemic, clinical and immunological data is expected in the fourth quarter of 2021.We are also on track to begin our company-sponsored clinical studies evaluating CORAL as a boost to Emergency Use Authorization (EUA) vaccines and for vaccination of immunocompromised volunteers in the third and fourth quarters of 2021, respectively. Our collaboration with Gilead to develop an HIV vaccine continues.

We have funded our operations to date primarily through private placements of our convertible preferred stock, the sale of our common stock in public offerings and under our ATM Offering Program, private placements of our common stock and pre-funded warrants and with proceeds received from our collaboration arrangements. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into additional collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. The GRANITE, SLATE, BiSAb and CORAL programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

We currently anticipate that we will seek to fund our operations through equity or debt financings or other sources, such as additional collaboration agreements we may enter into with third parties. Adequate funding may not be available to us on acceptable terms, or at all, particularly in light of the current COVID-19 pandemic and associated economic uncertainty and potential local and/or global economic recession. If sufficient funds on acceptable terms are not available when needed, we will be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. See “Liquidity and Capital Resources” below and Note 2 to the unaudited condensed consolidated financial statements and related notes included elsewhere for additional information.

Manufacturing is a vital component of personalized immunotherapy, and we have invested significantly in our manufacturing facility, which opened in November 2017. Until December 2019, we used a hybrid approach to manufacture our personalized immunotherapy, wherein certain elements of our product candidates were manufactured on an outsourced basis at qualified third-party contract manufacturing organizations (“CMOs”) and other elements of our product candidates were manufactured internally. As of March 2020, we have internalized the majority of the manufacturing steps in an effort to drive down both cost and production time, as well as establish full control over intellectual property and product quality. Our internal manufacturing process will require ongoing process improvements and scale up, which will require significant investments in our manufacturing facility and processes.

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. During the three and six months ended June 30, 2021, we recorded net losses of $25.1 million and $17.2 million, respectively. Our net losses were $25.9 million and $52.1 million for the three and six months ended June 30, 2020, respectively. As of June 30, 2021, we had an accumulated deficit of $343.5 million, and we do not expect positive cash flows from operations in the foreseeable future. We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

In October 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued, from time to time, in our ATM Offering Program pursuant to the Sales Agreement that we have entered into with Cowen and Company, LLC, or Cowen. The 2019 Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through June 30, 2021, we have received aggregate proceeds from our ATM

Offering Program of $15.5 million, net of commissions and offering costs. During the six months ended June 30, 2021, we received aggregate proceeds from our ATM Offering Program of $1.7 million, net of commissions and other costs. We have $59.0 million worth of common stock available under the 2019 Shelf Registration Statement for the ATM Offering Program as of June 30, 2021.

In December 2020, we entered into private placement transactions with certain existing and new investors, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock, at a price per warrant share of $3.33 per share of common stock (with an exercise price of $0.01 per share), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to Gritstone for the securities sold in these private placements was $125.0 million, and related costs were $5.2 million. In January 2021, in connection with these private placements, we filed with the SEC our shelf registration statement and a prospectus supplement on Form S-3 in order to register for resale the shares of common stock sold in these transactions (collectively, the “2021 Shelf Registration Statement”).

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

In response to the pandemic, and in alignment with public health guidance designed to slow the spread of COVID-19, we implemented a reduced on-site staffing model and transitioned to a remote work plan for all employees other than those providing services that must be performed on-site, such as our manufacturing and laboratory staff. For our on-site employees, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines in response to the COVID-19 pandemic. We are further supporting all of our employees by leveraging virtual meeting technology and encouraging employees to follow local health authority guidance. While reopening plans have progressed in California and Massachusetts, as of June 30, 2021 we continued to restrict our personnel as outlined above. We may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine such actions to be in the best interests of our employees.

Components of Our Operating Results

Collaboration Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2021, we recognized $2.8 million and $42.5 million, respectively, of revenue from the bluebird Collaboration Agreement, the Gilead Collaboration Agreement and another small collaboration agreement. For the three and six months ended June 30, 2020, we recognized $0.5 million and $1.8 million, respectively, of revenue from the bluebird Collaboration Agreement and another small collaboration agreement. See Note 8 to our condensed consolidated financial statements for additional information.

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

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three and six months ended June 30, 2021 and 2020, the Company had no research and development expense under the agreement. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019.

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA, or SAM, vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $191.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the three and six months ended June 30, 2021.

We expect our research and development expenses to increase substantially in the future as we continue to advance our product candidates into and through clinical studies and pursue regulatory approval. Conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming, and such clinical studies generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section entitled “Risk Factors” included in Part II, Section 1A and elsewhere in this report.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
GRANITE program external expenses	$2,816	$2,824	$5,380	$5,029
SLATE program external expenses	810	1,827	1,912	3,879
BiSAb program external expenses	389	277	1,106	868
CORAL program external expenses	904	—	1,634	—
Other program external research and development expenses	4,933	4,649	12,431	10,309
Personnel-related expenses (1)	8,512	7,587	16,547	15,449
Other unallocated research and development expenses	3,708	4,126	7,918	8,224
Total research and development expenses	$22,072	$21,290	$46,928	$43,758

(1)

Personnel-related expenses include stock-based compensation expense of $1.9 million and $3.3 million, respectively, for the three and six months ended June 30, 2021, and $1.2 million and $2.2 million, respectively, for the three and six months ended June 30, 2020.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,
	2021	2020	Change
Revenues:
Collaboration and license revenues	$2,843	$488	$2,355
Total revenues	2,843	488	2,355
Operating expenses:
Research and development	22,072	21,290	782
General and administrative	5,937	5,255	682
Total operating expenses	28,009	26,545	1,464
Loss from operations	(25,166)	(26,057)	891
Interest income, net	48	189	(141)
Net loss	$(25,118)	$(25,868)	$750

	Six Months Ended June 30,
	2021	2020	Change
Revenue:
Collaboration and license revenues	$42,536	$1,750	$40,786
Total revenue	42,536	1,750	40,786
Operating expenses:
Research and development	46,928	43,758	3,170
General and administrative	12,878	10,720	2,158
Total operating expenses	59,806	54,478	5,328
Loss from operations	(17,270)	(52,728)	35,458
Interest income, net	75	654	(579)
Net loss	$(17,195)	$(52,074)	$34,879

Collaboration and License Revenues

Collaboration and license revenues from our collaboration arrangements were $2.8 million and $42.5 million for the three and six months ended June 30, 2021, respectively. During the three months ended June 30, 2021, we recorded $2.2 million in collaboration revenue related to the Gilead Collaboration Agreement and $0.7 million in collaboration revenue related to the bluebird Collaboration Agreement. During the six months ended June 30, 2021, we recorded $38.6 million in license revenue and $2.5 million in collaboration revenue related to the Gilead Collaboration Agreement and $1.4 million in collaboration revenue related to the bluebird Collaboration Agreement. Collaboration revenue, primarily from the bluebird Collaboration Agreement, was $0.5 million and $1.8 million for the three and six months ended June 30, 2020, respectively. See Note 8 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $22.1 million and $46.9 million for the three and six months ended June 30, 2021, respectively, and $21.3 million and $43.8 million for the three and six months ended June 30, 2020, respectively.

The increase of $0.8 million for the three months ended June 30, 2021 compared to the three months ended June 30, 2020 was primarily due to increases of $1.0 million in personnel-related expenses and $0.5 million in outside services, offset by decreases of $0.4 million in facility costs and $0.3 million in laboratory supplies.

The increase of $3.2 million for the six months ended June 30, 2021 compared to the six months ended June 30, 2020 was primarily due to increases of $2.9 million in milestone and license payments, $1.4 million in personnel-related expenses and $0.4 million in outside services, offset by decreases of $1.1 million in laboratory supplies and $0.4 million in facility costs.

General and Administrative Expenses

General and administrative expenses were $5.9 million for the three months ended June 30, 2021 compared to $5.3 million for the three months ended June 30, 2020. The increase of $0.7 million was primarily attributable to increases of $0.8 million in outside services and $0.2 million in facilities cost, offset by a decrease of $0.3 million in personnel-related expenses.

General and administrative expenses were $12.9 million for the six months ended June 30, 2021 compared to $10.7 million for the six months ended June 30, 2020. The increase of $2.2 million was primarily attributable to increases of $2.2 million in outside services and $0.2 million in facilities cost, offset by a decrease of $0.2 million in personnel-related expenses.

Interest Income, Net

Interest income, net was immaterial for the three months ended June 30, 2021 compared to $0.2 million for the three months ended June 30, 2020. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease was due to lower market yields on the Company’s cash equivalents and marketable securities.

Interest income, net was $0.1 million for the six months ended June 30, 2021 compared to $0.7 million for the six months ended June 30, 2020. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $0.6 million was due to lower market yields on the Company’s cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through June 30, 2021, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our ATM Offering Program, the private placement of our common stock and pre-funded warrants, and with the receipt of proceeds from the bluebird Collaboration Agreement and the Gilead Collaboration Agreement.

In October 2018, we completed our IPO by issuing 6,854,202 shares of our common stock, including 187,535 shares sold pursuant to the underwriters’ partial exercise of their option to purchase additional shares, at an offering price of $15.00 per share, for net proceeds of approximately $92.5 million, after deducting underwriting discounts and commissions and offering costs.

In April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, we filed the 2019 Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued, from time to time, in our ATM Offering Program pursuant to the Sales Agreement with Cowen. The 2019 Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through June 30, 2021, we have received aggregate proceeds from our ATM Offering Program of $15.5 million, net of commissions and offering costs. We have $59.0 million available under the 2019 Shelf Registration Statement for our ATM Offering Program as of June 30, 2021.

In December 2020, we entered into private placement transactions with certain existing and new investors, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock at a price per warrant share of $3.33 per share of common stock (with an exercise price of $0.01 per share), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to Gritstone for the securities sold in these private placements was $125.0 million, and related costs were $5.2 million. In January 2021, in connection with these private placements, we filed with the SEC our 2021 Shelf Registration Statement in order to register for resale the shares of common stock sold in these transactions. In addition, the 2021

Shelf Registration Statement covers the offering of common stock, preferred stock, debt securities, warrants and units.

As of June 30, 2021, we had cash, cash equivalents and marketable securities of $175.2 million and an accumulated deficit of $343.5 million, compared to cash, cash equivalents, and marketable securities of $171.1 million and an accumulated deficit of $326.3 million as of December 31, 2020.

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

Future Funding Requirements

We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our current and future product candidates, and begin to commercialize any approved products. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of immunotherapy product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through public or private equity offerings or debt financings. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $343.5 million through June 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•

the scope, progress, results and costs of developing our product candidates, and of conducting preclinical studies and clinical trials, including our Phase 1/2 clinical trial of GRANITE and our Phase 1/2 clinical trial for SLATE;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2021	2020
Cash used in operating activities	$(12,028)	$(43,708)
Cash provided by (used in) investing activities	(113,087)	38,599
Cash provided by financing activities	19,140	10,332
Net increase (decrease) in cash and cash equivalents	$(105,975)	$5,223

Cash Used in Operating Activities

During the six months ended June 30, 2021, cash used in operating activities was $12.0 million, which consisted of net loss of $17.2 million, adjusted by non-cash charges of $12.3 million and net changes in our operating assets and liabilities of $7.1 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.2 million, stock-based compensation of $4.9 million, non-cash operating lease expense of $3.8 million and net amortization of premiums and discounts on marketable securities of $0.4 million. The change in our operating assets and liabilities was primarily due to decreases of $3.9 million in lease liability, $1.5 million in accrued compensation, $1.4 million in deferred revenue, $0.2 million in accrued and other non-current liabilities and increases of $1.2 million in prepaid expenses and other current assets and $0.2 million in deposits and other long-term assets, offset by increases $0.4 million in accounts payable and $0.9 million in accrued research and development.

During the six months ended June 30, 2020, cash used in operating activities was $43.7 million, which consisted of a net loss of $52.1 million, adjusted by non-cash charges of $10.4 million and changes in our operating assets and liabilities of $2.1 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.3 million, stock-based compensation of $3.6 million, and non-cash operating lease expense of $3.7 million, offset by $0.1 million net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to decreases of $1.1 million in deferred revenue as a result of revenue recognized during the six months ended June 30, 2020, $1.2 million in lease liability as a result of $2.1 million in lease payments made offset by $0.9 million received in tenant improvement allowance, $0.8 million in accrued compensation and $0.8 million in accrued research and development, offset by decreases of $0.9 million in prepaid expenses and other current assets and $0.1 million in deposits and other long-term assets, as well as increases of $0.6 million in accounts payable and $0.3 million in accrued and other noncurrent assets.

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2021, cash used in investing activities was $113.1 million, which consisted of $127.1 million in purchases of marketable securities and $2.7 million of capital expenditures to purchase property and equipment, offset by $16.0 million in proceeds from the maturity of marketable securities and $0.7 million from sales of marketable securities.

During the six months ended June 30, 2020, cash provided by investing activities was $38.6 million, which consisted of $44.6 million in proceeds from the maturity of marketable securities and $5.4 million in proceeds from sales of marketable securities, offset by $8.8 million in purchases of marketable securities and $2.6 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2021, cash provided by financing activities was $19.1 million, which primarily consisted of $21.2 million in proceeds from the issuance of common stock from public offering, $0.3 million in proceeds from the issuance of common stock under the employee stock purchase plan, $1.6 million in proceeds from the issuance of common stock through the ATM Offering Program and $2.0 million in proceeds from the exercise of stock options, offset by $6.0 million in financing and offering costs.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of June 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$29,339	$4,003	$9,345	$5,915	$10,076
Total obligations	$29,339	$4,003	$9,345	$5,915	$10,076

(1)	See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. During the six months ended June 30, 2021 and 2020, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our personalized immunotherapy candidate in the treatment of cancer. During the three and six months ended June 30, 2021, we had immaterial research and development expense under the agreement. During the three and six months ended June 30, 2020, we had no research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of June 30, 2021 or 2020. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. No research and development expense was recorded under the agreement during the three and six months ended June 30, 2021. During the three and six months ended June 30, 2020, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of June 30, 2021 or 2020. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

Evaluation of Disclosure Controls and Procedures

As of June 30, 2021, management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer, Chief Financial Officer and Chief Accounting Officer concluded that, as of June 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the six months ended June 30, 2021 that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

Summary of Principal Risks Associated with Our Business

•

We are an early-stage biotechnology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability;

•

Our immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval;

•

Our business remains highly dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, both of which are in early-stage clinical trials;

•

We may be unable to obtain regulatory approval for our immunotherapy product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations;

•	The COVID-19 pandemic, or any other pandemic, epidemic or outbreak of an infectious disease, may materially adversely affect our business and operations;

•

We rely on third parties in the conduct of all of our preclinical studies and intend to rely on third parties in the conduct of all of our future clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements, or fail to meet expected deadlines, we may be unable to obtain regulatory approval for our immunotherapy product candidates;

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

•

We currently perform the majority of the manufacturing of our product candidates internally and rely on qualified third parties to supply some components of our product candidates. Our inability to manufacture sufficient quantities of GRANITE, SLATE, CORAL or any future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially adversely affect our business;

•

We face significant competition in an environment of rapid technological and scientific change, and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete;

•	If we fail to attract and retain senior management and key scientific personnel, our business may be materially adversely affected;

•	Our success depends on our ability to protect our intellectual property and our proprietary technologies and to avoid infringing the rights of others; and

•	Our stock price is volatile, and you may not be able to resell shares of our common stock at or above the price you paid.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are an early-stage biotechnology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

Product development in the biotechnology industry is a highly speculative undertaking and involves a substantial degree of risk. We are an early-stage biotechnology company, and we have only a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry.

We have had significant operating losses since our inception. During the three and six months ended June 30, 2021, we recorded net loss of $25.1 million and $17.2 million, respectively. Our net loss for the three and six months ended June 30, 2020 was $25.9 million and $52.1 million, respectively. As of June 30, 2021, we had an accumulated deficit of $343.5 million. Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our current and any future immunotherapy product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability at some point in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and working to establish our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. As of June 30, 2021, we had capital resources consisting of cash, cash equivalents and marketable securities of $175.2 million. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current and any other future immunotherapy product candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE and SLATE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE or any future immunotherapy product candidates.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights or jointly own some aspects of our technologies or product candidates that we would otherwise pursue on our own. We may not realize revenue from sales of products or royalties from licensed products in the foreseeable future, and no such revenue will be realized unless and until a product candidate is clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants limiting our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

We have not previously submitted a biologics license application, or BLA, to the FDA, or similar filing seeking regulatory approval to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, any product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

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

•	whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support approval of our product candidates;

•	our ability to timely execute our ongoing clinical trials and enroll a sufficient number of patients on a timely basis to evaluate the potential of our product candidates in clinical development;

•	our ability to complete an investigational new drug application, or IND, enabling studies, and successfully submit an IND for future product candidates;

•	acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•	our ability to consistently manufacture on a timely basis our personalized and “off-the-shelf” immunotherapy candidates;

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

•

achieving and maintaining, and, where applicable, ensuring that our third-party contractors achieve and maintain, compliance with our contractual obligations and with all regulatory requirements applicable to our current or any future product candidates or approved products, if any;

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

Regarding our tumor-specific cancer immunotherapies, our foundational science and product development approach are based on our ability to predict the presence of a patient’s tumor-specific neoantigens, or TSNA, and develop a TSNA-directed therapy that will elicit a meaningful T cell response. We believe that this approach may offer an improved therapeutic effect by driving an intense, focused T cell attack selectively upon a patient’s tumor. However, this approach to treating cancer is novel and the scientific research that forms the basis of our efforts to predict the presence of TSNA and to develop TSNA-directed cancer immunotherapy candidates is both preliminary and limited. The results of our preclinical animal studies may not translate into humans. For example, our prediction model may fail to accurately predict the presence of TSNA, resulting in little or no tumor-targeted T cell response, or our therapy may fail to elicit a significant or durable enough T cell response to effectively destroy a tumor. As such, we cannot assure you, even if we are able to develop personalized cancer immunotherapy candidates capable of recognizing TSNA and eliciting a T cell response, that such therapy would safely and effectively treat cancers. We may spend substantial funds attempting to develop this approach and never succeed in developing a marketable therapeutic.

No regulatory authority has granted approval for a cancer immunotherapy based on a heterologous prime-boost approach, which may increase the complexity, uncertainty and length of the regulatory approval process for our product candidates. We may never receive approval to market and commercialize any product candidate. Even if we obtain regulatory approval, the approval may be for targets, disease indications, lines of therapy or patient populations that are not as broad as we intended or desired or may require labeling that includes significant use or distribution restrictions or safety warnings. We may be required to perform additional or unanticipated clinical trials to obtain approval or be subject to post-marketing testing requirements to maintain regulatory approval. If our personalized immunotherapy candidates prove to be ineffective, unsafe or commercially unviable, our entire technology platform and pipeline would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

Even if our product candidates obtain required regulatory approvals, such approvals may later be withdrawn as a result of changes in regulations or the interpretation of regulations by applicable regulatory agencies. Additionally, adverse developments in clinical trials conducted by others of cell therapy products or products created using similar technology, or adverse public perception of the field of cell therapies editing, may cause the FDA and other regulatory bodies to revise the requirements for approval of any product candidates we may develop or limit the use of products utilizing technologies such as ours, either of which could materially harm our business. As we advance our product candidates, we will be required to consult with various regulatory authorities, and we must comply with applicable laws, rules and regulations, which may change from time to time, including during the course of development of our product candidates. If we fail to do so, we may be required to delay or discontinue the clinical development of certain of our product candidates. These additional processes may result in a review and approval process that is longer than we otherwise would have expected. Even if we comply with applicable laws, rules, and regulations, and even if we maintain close coordination with the applicable regulatory authorities with oversight over our product candidates, our development programs may fail to succeed. Delay or failure to obtain, or unexpected costs in obtaining, the regulatory approval necessary to bring a potential product to market would materially adversely affect our business, financial condition, results of operations and prospects.

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

Clinical development is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure can occur at any time during the clinical trial process. We may experience delays in enrolling or completing our clinical trials. Additionally, we cannot be certain that studies or trials for our product candidates will begin on time, not require redesign, enroll an adequate number of subjects on time or be completed on schedule, if at all. Clinical trials can be delayed or terminated for a variety of reasons, including delays or failures related to:

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

•

recruiting an adequate number of suitable patients to participate in a trial, particularly in light of the unpredictable impact of the COVID-19 pandemic on patient enrollment and clinical site closures;

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

Despite encouraging signs of improvement in the COVID-19 pandemic, the emergence of new variants and/or waning of vaccine efficacy may increase the likelihood that we encounter challenges and delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We are also aware that several CROs based in the U.S. that provide preclinical services are experiencing heavy demand, which may impact their ability to start new studies and lead to delays in the commencement of our preclinical studies. In addition, several U.S.-based academic research organizations have also experienced shutdowns during the initial phase of the COVID-19 pandemic, and this may recur if there is a resurgence of SARS-CoV-2 variants. However, to date neither of these has caused any material impact on our business.

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent our ability to receive marketing approval or commercialize our product candidates, including:

•	we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;

•

we may be affected by safety concerns that have a class effect; for example, if a competitor reports negative results with respect to a compound similar to those we are developing, such setbacks could negatively impact our own product development;

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

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently contemplate, if we are unable to successfully complete clinical trials of our product candidates or other testing, if the results of these trials or tests are not positive or are only moderately positive, or if there are safety concerns, we may:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (the “DSMB”) for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

If any of our preclinical studies or clinical trials of our product candidates are delayed or terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates will be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If our product candidates or our immunotherapy prediction platform generally prove to be ineffective, unsafe or commercially unviable, our entire platform and approach would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

As a result of our trial design for GO-004 and GO-005, our Phase 1/2 clinical trials provided encouraging albeit limited evidence of the efficacy of our personalized immunotherapy product candidate, GRANITE and the off-the-shelf immunotherapy candidate, SLATE, respectively.

Scientific principles and preclinical data suggest that combination treatment of cancer patients with our TSNA-directed immunotherapy product candidates plus checkpoint inhibitors is likely to be most effective for our target indications. The Phase 1 portion of both of our Phase 1/2 clinical trials, GO-004 and GO-005, consequently, involved administration of a combination therapy with GRANITE and SLATE, respectively. Notably, all patients in the Phase 1/2 trials received anti-PD-1 monoclonal antibodies, or mAb, as background therapy. Some patients in both Phase 1 portions of our trials additionally received anti-CTLA-4 mAb. Checkpoint inhibitors such as anti-PD-1 and anti-CTLA-4 mAb are known to be effective treatments in many cancer patients and elicit objective responses in some patients. Any objective responses observed in our trials thus would have been in patients receiving our experimental therapy together with at least one checkpoint inhibitor, and attribution of objective responses to the effects of GRANITE or SLATE alone are not possible at this stage of our development program. Efficacy will be studied carefully in the respective GRANITE and SLATE Phase 2 cohorts, in which we will attempt to compare the relative contributions of our personalized and off-the-shelf immunotherapy candidates and the checkpoint inhibitors to historical data from patients treated with checkpoint inhibitors alone. Of note, patient eligibility for our clinical trials is determined based, in part, upon predicted immunogenicity of the patient’s tumor. In particular, we only accept patients predicted to have a neoantigenic burden above a certain threshold. Selection of high-immunogenicity tumors is relevant to interpretation of clinical data, since high immunogenicity (which is related to high tumor mutational burden) may be a positive prognostic factor, which means our selected patients would have a clinical outcome upon standard therapy that is superior to unselected case controls. Conversely, we are also enriching our GRANITE Phase 2 cohorts with patients with intermediate mutational burden, such as microsatellite stable colorectal cancer, who do not respond or poorly respond to checkpoint inhibitors. While clinical response in these patients when receiving our personalized vaccines in combination with checkpoint inhibitors would be encouraging, the absence of a randomized controlled cohort will make the interpretation of these results difficult. Overall, interpretation of “time-to-event” endpoints, such as progression-free survival or overall survival, is challenging without a contemporaneous, randomized control group. As a result, even if our respective Phase 1/2 clinical trials provide early, encouraging results, they may yield limited evidence of the efficacy of GRANITE or SLATE, which may not be fully understood by investors or market participants, potentially leading to negative effects on our stock price.

We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay or prevent commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations.

To gain approval to market our product candidates, we must provide the FDA and foreign regulatory authorities with clinical data that adequately demonstrate the safety, purity, potency and efficacy of the product candidate for the intended indication applied for in the applicable regulatory filing. Product development is a long, expensive and uncertain process, and delay or failure can occur at any stage of any of our clinical development programs. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after promising results in earlier preclinical or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical studies were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Success in preclinical testing and early clinical trials does not ensure that later clinical trials will be successful, and the results of clinical trials by other parties may not be indicative of the results in trials we may conduct.

We have not previously submitted a BLA or any other marketing application to the FDA or similar filings to comparable foreign regulatory authorities. A BLA or other similar regulatory filing requesting approval to market a product candidate must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, pure and potent for each desired indication. The BLA or other similar regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. FDA and foreign regulatory authorities may also conduct pre-license inspections of us and/or our CMOs to ensure the manufacture of a product candidate complies with applicable regulatory requirements, including cGMP. Adverse inspection findings could result in the delay or non-approval of a BLA or other similar regulatory filing and require the implementation of costly corrective actions before potential approval can be granted.

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

The FDA or any foreign regulatory bodies can delay, limit or deny approval of our product candidates for many reasons, including:

•

our inability to demonstrate to the satisfaction of the FDA or the applicable foreign regulatory body that any of our product candidates are safe, pure, potent and effective for the requested indication;

•	the FDA’s or the applicable foreign regulatory agency’s disagreement with our trial protocols or the interpretation or reliability of data from preclinical studies or clinical trials;

•	our inability to demonstrate that the clinical and other benefits of any of our product candidates outweigh any safety or other perceived risks;

•	the FDA’s or the applicable foreign regulatory agency’s requirement for additional preclinical studies or clinical trials;

•	the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of GRANITE, SLATE, CORAL or any of our future product candidates;

•	the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or

•	the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval.

Of the large number of biopharmaceutical products in development, only a small percentage successfully complete the FDA or other regulatory bodies’ approval processes and are commercialized.

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for any of our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. Failure to complete such post-marketing requirements in accordance with the timelines and conditions set forth by the FDA or the applicable foreign regulatory agency could significantly increase costs or delay, limit or ultimately restrict the commercialization of the product candidate. The FDA or the applicable foreign regulatory agency also may approve one or more of our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates.

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

We have initially developed our GRANITE personalized cancer immunotherapy candidates based on the prediction of a patient’s TSNA, in order to address a variety of cancers, including metastatic non-small cell lung cancer, or NSCLC, and gastroesophageal, bladder and colorectal cancers. GRANITE is now being evaluated in the Phase 2 portion of the GO-004 trial, which started enrolling patients in the third quarter of 2020 with an objective to identify interpretable signals of efficacy when combining our vaccine candidate with immune checkpoint inhibitors with a focus on tumor types that do not respond to immune checkpoint inhibitors (MSS colorectal cancers), respond poorly (gastroesophageal cancers) or have progressed after first-line therapy with immune checkpoint inhibitors (NSCLC). The clinical trial of SLATE, our off-the-shelf product candidate, is currently evaluating subjects with mutation positive and metastatic and advanced solid tumors, with a focus on NSCLC, who seem to derive the strongest benefit in terms of immune response as compared to patients with colorectal and pancreatic cancers. SLATE is now being evaluated in the Phase 2 portion of the GO-005 trial, which is now focusing on patients with NSCLC. Based on findings in the earlier portion of the SLATE study, we have developed an improved KRAS-focused cassette to treat patients with KRAS-positive tumors, which will enter the clinic in the third quarter of 2021. We may resume accrual of patients with pancreatic and colorectal cancer once this updated version of the SLATE product candidate has shown benefits in terms of immunological and/or clinical response in patients with NSCLC. We have strategically determined to initially focus solely on the development of personalized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapy indications or those with a greater likelihood of success.

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

Cancer therapies for advanced/metastatic cancers are sometimes characterized as first-line, second-line or third-line, and the FDA often approves new systemic therapies initially only for third-line use. When cancer is detected early enough, surgery plus first-line systemic therapy is sometimes adequate to cure the cancer. Whenever first-line therapy (usually chemotherapy, hormone therapy, radiotherapy, surgery or a combination of these) proves unsuccessful, second-line therapy may be administered. Second-line therapies often consist of more chemotherapy, radiation, antibody drugs, tumor-targeted small molecules or a combination of these. Third-line therapies can include bone marrow transplantation, antibody and small molecule targeted therapies and new technologies such as adoptive cell therapies.

Traditionally, novel oncology therapeutics are developed and approved in late (third) line therapy of cancer patients. Such clinical programs carry risk of failure because patients are often quite frail, with effects of multiple rounds of prior therapy weakening bone marrow, immune systems and general fitness. Immunotherapy, such as checkpoint inhibitors, has generally been shown to be more effective when used in earlier lines of therapy, with the prospect of very durable responses in some patients; and, there is a trend towards earlier use of these agents, avoiding in particular cytotoxic chemotherapy agents, which carry substantial toxicity and very little prospect of long-term responses. Our tumor-specific immunotherapy clinical development program also aims to study our products in early stages of cancer treatment (referred to as adjuvant therapy), which carry a higher safety bar, and often a greater expectation of efficacy over control arms. Such studies may thus be relatively large and slow to achieve maturity. There are new tools available to stratify cancer patients for risk of recurrence or progression, such as liquid biopsies that measure the amount of circulating tumor-derived DNA. We will utilize these tools to attempt to expedite clinical trials in early-stage cancer patients by focusing upon patients at above-average risk of disease recurrence or progression, which events are typical endpoints in clinical trials. The development of liquid biopsies is at an early stage, however, and these tools may prove to carry low utility and thus render early-stage cancer trials slow, necessarily large and expensive. The safety of our tumor-specific immunotherapy product candidates in combination with checkpoint inhibitors in early lines of therapy may also prove to be unacceptable.

We expect to seek approval of our tumor-specific immunotherapy product candidates as late-line therapy where appropriate, but also as a first-line therapy wherever possible, and potentially as adjuvant therapy. There is no guarantee that our product candidates, even if approved in late-line therapy, would be approved for second-line or first-line or adjuvant therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for first-line or adjuvant therapy.

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

Our projections of both the number of people who have the cancers we are targeting, as well as the subset of people with these cancers in a position to receive first-, second- or third-line therapy and who have the potential to benefit from treatment with our product candidates, are based on our beliefs and estimates. These estimates have been derived from a variety of sources, including scientific literature, surveys of clinics, patient foundations, and market research, and may prove to be incorrect. Regulatory authorities also may establish narrower definitions around when a patient is ineligible for other treatments than we have used in our projections, and that would reduce the size of the patient population eligible for our product candidates. Further, new studies may change the estimated incidence or prevalence of these cancers. The number of patients may turn out to be lower than expected. Additionally, the potentially addressable patient population for our product candidates may be limited or may not be amenable to treatment with our product candidates. For instance, we anticipate that only a fraction of colorectal cancer patients will be predicted to have a high enough probability of TSNA presence to merit their inclusion into our program. Even if we obtain significant market share for our product candidates, because the potential target populations are small, we may never achieve profitability without obtaining regulatory approval for additional indications, including use as a first-line or second-line therapy.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. While the COVID-19 pandemic appears to be receding in the US, there is an unquantifiable risk of emergence of variants or current vaccine escape that could impact and delay patient enrollment and generate challenges in monitoring patients once on study. We anticipate facing additional challenges if the COVID-19 pandemic worsens.

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

As with most biological products, use of our product candidates could be associated with side effects or adverse events, which can vary in severity from minor reactions to death and in frequency from infrequent to prevalent. Undesirable side effects or unacceptable toxicities caused by our product candidates could cause us or regulatory authorities to interrupt, delay or halt clinical trials and could result in a more restrictive label or the delay or denial of regulatory approval by the FDA or comparable foreign regulatory authorities. While we have now completed the Phase 1 portions, and we are in the Phase 2 portions, of our clinical trials of GRANITE and SLATE, we do not yet have a comprehensive understanding of their risks, and it is likely that there will be side effects associated with their use in increasing numbers of patients in Phase 2 and beyond. Results of our trials could reveal a high and unacceptable severity and prevalence of these or other side effects. Our other product candidates present similar risks, the severity of which is difficult to predict.

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

There have been several reported cases of severe thrombosis with thrombocytopenia occurring post-vaccination in individuals who received adenovirus-based vaccines for SARS-CoV-2, including those administered under FDA emergency use authorization. This syndrome has been termed “vaccine-induced prothrombotic immune thrombocytopenia (VIPIT)” or “vaccine-induced immune thrombotic thrombocytopenia (VITT)” but is now termed “thrombosis with thrombocytopenia syndrome (TTS)” by the Centers for Disease Control and Prevention (CDC) and the FDA. The syndrome appears to be autoimmune in nature and is associated with autoantibodies to a specific platelet-associated antigen. To date, no patients receiving our adenoviral vaccine candidate against SARS-CoV-2, CORAL, have been known to develop TTS, nor have we observed it in our cancer programs where our adenoviral vectors are used in conjunction with checkpoint inhibitors (e.g., anti-PD1 antibody), which themselves can be associated with autoimmune toxicities; but, we cannot be certain that this or similar complications will not arise.

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•	regulatory authorities may withdraw their approval of the product;

•	we may be required to recall a product or change the way such product is administered to patients;

•	additional restrictions may be imposed on the marketing of the particular product or the manufacturing processes for the product or any component thereof;

•	regulatory authorities may require the addition of labeling statements, such as a “black box” warning or a contraindication;

•	we may be required to implement a Risk Evaluation and Mitigation Strategy (“REMS”), or create a Medication Guide outlining the risks of such side effects for distribution to patients;

•	we could be sued and held liable for harm caused to patients;

•	the product may become less competitive; and

•	our reputation may suffer.

Any of the foregoing events could prevent us from achieving or maintaining market acceptance of the particular product candidate, if approved, and result in the loss of significant revenues to us, which would materially adversely affect our results of operations and business. In addition, if one or more of our product candidates or our TSNA-directed immunotherapy approach generally prove to be unsafe, our entire technology platform and pipeline could be affected, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

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

We currently perform the majority of the manufacturing of our product candidates internally and rely on qualified third parties to supply some components of our product candidates. Our inability to manufacture sufficient quantities of GRANITE, SLATE, CORAL or any future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially adversely affect our business.

Manufacturing is a vital component of our immunotherapy approach, and we have invested significantly in our manufacturing facility. To ensure timely and consistent product supply assurance to our patients we previously used a hybrid product supply approach whereby certain elements of our product candidates were manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements were manufactured at qualified third-party contract manufacturing organizations, or CMOs. All internal and third-party contract manufacturing is performed under cGMP guidelines. We have internalized a majority of the manufacturing steps to optimize cost and production time, as well as establish full control over intellectual property and product quality. We will need to continue to scale up our manufacturing operations, as we continue to build the infrastructure and improve the capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce our product candidates for use in the conduct of our preclinical studies or clinical trials. We currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a clinical scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

In addition, our facilities and the facilities used by our CMOs to manufacture our product candidates are subject to various regulatory requirements and may be subject to the inspection of the FDA or other regulatory authorities. We do not control the manufacturing process at our CMOs and are completely dependent on them for compliance with current regulatory requirements. If we or our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on our or their manufacturing facilities for the manufacture of elements of our product candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CMOs inadequate for the manufacture of our product candidates, or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

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

Our tumor-specific immunotherapy product candidates, GRANITE and SLATE, are considered to be biologics, and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. Our product candidate SLATE is designed using known genetic sequences available from public databases, while the manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples. Both GRANITE and SLATE require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our personalized immunotherapy GRANITE in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process, from biopsy receipt and sequencing completion to the release and shipment of GRANITE to the clinical site for patient administration, will initially take approximately 14-18 weeks. In addition, our manufacturing process for both GRANITE and SLATE are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted, and the resulting delay may adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market, if licensed.

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

We rely on third-party suppliers for certain materials required for the production of our personalized immunotherapy candidate. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our larger competitors. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements, particularly if the COVID-19 pandemic worsens. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

We rely on third parties in the conduct of all of our preclinical studies and intend to rely on third parties in the conduct of all of our future clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or fail to meet expected deadlines, we may be unable to obtain regulatory approval for our product candidates.

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

Many of the third parties with whom we contract may also have relationships with other commercial entities, including our competitors, for whom they may also be conducting clinical trials or other drug development activities that could harm our competitive position. Further, under certain circumstances, these third parties may terminate their agreements with us upon as little as 10 days’ prior written notice. Some of these agreements may also be terminated with immediate effect by such third parties under certain other circumstances, including our insolvency. If the third parties conducting our preclinical studies or our clinical trials do not adequately perform their contractual duties or obligations, experience significant business challenges, disruptions or failures, do not meet expected deadlines, terminate their agreements with us or need to be replaced, or if the quality or accuracy of the data they obtain is compromised due to their failure to adhere to our protocols or to GLPs/GCPs, or for any other reason, we may need to enter into new arrangements with alternative third parties. This could be difficult, costly or impossible, and our preclinical studies or clinical trials may need to be extended, delayed, terminated or repeated. As a result, we may not be able to obtain regulatory approval in a timely fashion, or at all, for the applicable product candidate, our financial results and the commercial prospects for our product candidates could be harmed, our costs could increase, and our ability to generate revenues could be delayed.

Disruptions at the FDA and other government agencies caused by funding shortages or global health concerns could hinder their ability to hire, retain or deploy key leadership and other personnel, or otherwise prevent new or modified products from being developed, approved or commercialized in a timely manner or at all, which could negatively impact our business.

The ability of the FDA to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s ability to perform routine functions. Average review times at the FDA have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, including for 35 days beginning on December 22, 2018, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, on March 10, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities and products; and, on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, on July 10, 2020, the FDA announced its intention to resume certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA intends to use this risk-based assessment system to identify the categories of regulatory activity that can occur within a given geographic area, ranging from mission critical inspections to resumption of all regulatory activities. More recently, in April 2021, FDA issued guidance describing how it will request and conduct voluntary remote interactive evaluations of manufacturing and outsourcing facilities as well as facilities involved in non-clinical and clinical research. Regulatory authorities outside the United States may adopt similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

The availability of coverage and adequacy of reimbursement by managed care plans, governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates that receive FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for our products or procedures using our products by third-party payors will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our products, or procedures using our products, could reduce physician utilization of our products once approved. Assuming there is coverage for our product candidates, or procedures using our product candidates, by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union or elsewhere will be available for our product candidates or procedures using our product candidates, or any product that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products, and, as a result, they may not cover or provide adequate payment for our product candidates. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

We currently do not have a marketing or sales organization. In order to commercialize our product candidates, if approved, in the United States and foreign jurisdictions, we must build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If any of our product candidates receive regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of them. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our current or any future product candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of June 30, 2021, we had 181 full-time employees. We will need to continue to expand our managerial, regulatory, clinical science, development operations, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

If we fail to attract and retain senior management and key scientific personnel, our business may be materially adversely affected.

Our success depends in part on our continued ability to attract, retain and motivate highly-qualified management, clinical and scientific personnel. We are highly dependent upon our senior management, particularly our President and Chief Executive Officer, as well as our senior scientists and other members of our senior management team. The loss of services of any of these individuals could delay or prevent the successful development of our products, initiation or completion of our planned clinical trials or the commercialization of our current or any future product candidates.

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

Our inability to obtain and maintain sufficient product liability insurance at an acceptable cost and scope of coverage to protect against potential product liability claims could prevent or inhibit the commercialization of our current or any future product candidates we develop. We currently carry product liability insurance covering our clinical trials in the amount of $10.0 million in the aggregate. Nonetheless, any claim that may be brought against us could result in a court judgment or settlement in an amount that is not covered, in whole or in part, by our insurance or that is in excess of the limits of our insurance coverage. Our insurance policies also have various exclusions and deductibles, and we may be subject to a product liability claim for which we have no coverage. We will have to pay any amounts awarded by a court or negotiated in a settlement that exceed our coverage limitations or that are not covered by our insurance, and we may not have, or be able to obtain, sufficient funds to pay such amounts. Moreover, in the future, we may not be able to maintain insurance coverage at a reasonable cost or in sufficient amounts to protect us against losses. If and when we obtain approval for marketing any of our product candidates, we intend to expand our insurance coverage to include the sale of such product candidate; however, we may be unable to obtain this liability insurance on commercially reasonable terms or at all.

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

Apart from these strategic collaborations, in the future we may seek to enter into additional collaboration arrangements for the development or commercialization of certain of our product candidates, depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, all such collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain, as well as challenging to manage. We may not be successful in our efforts with Gilead or bluebird, and we may never receive any of the payments contemplated in those collaboration arrangements. Further, we may be unable to prudently manage these collaborations or enter into new ones. The terms of any new collaborations or other arrangements that we may establish may not be favorable to us.

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

•

a collaborator with marketing, manufacturing and distribution rights to one or more products may not commit sufficient resources to or otherwise perform satisfactorily in carrying out these activities;

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

•

collaborators may own or co-own intellectual property covering products that result from our collaboration with them, and, in such cases, we would not have the exclusive right to develop or commercialize such intellectual property;

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

Our corporate headquarters and certain of our other facilities, including our manufacturing facility, are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, if applicable, including HIPAA and GDPR, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the California Consumer Privacy Act (the “CCPA”) went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, in November 2020, California voters passed Proposition 24, the California Privacy Rights Act (the “CPRA”). The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

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

Outbreaks of epidemic, pandemic or contagious diseases, such as the recent novel coronavirus or, historically, the Ebola virus, Middle East Respiratory Syndrome (“MERS”), Severe Acute Respiratory Syndrome (“SARS”), or the H1N1 virus (commonly known as swine flu), could disrupt our business. For example, beginning in late 2019, the outbreak of a novel strain of virus named SARS-CoV-2 (severe acute respiratory syndrome coronavirus 2), or coronavirus, which causes coronavirus disease 2019, or COVID-19, evolved into a global pandemic. On January 30, 2020, the World Health Organization declared the outbreak of COVID-19 a “Public Health Emergency of International Concern,” and on March 11, 2020, the World Health Organization characterized the outbreak as a “pandemic.” By March 2020, the coronavirus had spread to nearly all regions of the world. In the United States, in an effort to slow the escalating COVID-19 outbreak, the governors of California and nearly all other states, as well as mayors of many cities, ordered various travel restrictions, including ordering residents to cease traveling to non-essential jobs and curtail all unnecessary travel, and to stay in their homes as much as possible. Such restrictions, as well as the pandemic’s direct impact on the health of hundreds of millions of people, has had a significant impact on the economy generally and, more specifically, on the ability of nearly all businesses to operate normally. Despite recent signs of economic recovery in the United States and certain other countries, the long-term effects of the COVID-19 pandemic remain unclear. If the current economic conditions worsen or an economic downturn lasts for an extended period of time, we may be forced to significantly scale back our business and growth plans, which could have a material adverse effect on our business.

While the COVID-19 pandemic did not materially adversely affect our business operations in the six months ended June 30, 2021, economic and health conditions in the United States and across most of the globe have changed considerably since the pandemic began. In particular, any disruption of our suppliers could impact our operating results. While, at this point, the extent to which the COVID-19 pandemic may impact our results is uncertain, it could result in delays in delivery of our various products related to our manufacturing processes, which could delay our product development activities.

As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•

We are conducting a number of clinical trials for product candidates in geographies that have been heavily affected by the COVID-19 pandemic. While the availability of emergency use authorization vaccines in the US (and other countries) have greatly improved the outlook for the pandemic, we believe that the emergence of variants of concern and/or the potential waning of the immune protection offered by existing vaccines has the potential to lead to prolonging the effects of the pandemic, which could in turn have an impact on various aspects of our clinical trials. For example, with respect to clinical trials for our tumor-specific immunotherapy product candidates, investigators may not want to screen or treat cancer patients with our experimental vaccine and potentially expose them to the novel coronavirus during additional clinic visits. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments. This may impact the integrity of subject data.

•

While chimpanzee-based adenoviral vectors have not yet been approved in the US, there is a risk that patient candidates to our GRANITE or SLATE vaccine candidates may become ineligible due to pre-existing neutralizing antibodies to chimpanzee-based adenoviral vectors, for example following participation in SARS-CoV-2 clinical trials using such vectors. This in turn could slow down recruitment to our clinical trials, especially if we were to consider expanding our trials in the EU, and, ultimately, if these chimpanzee-based adenoviral vectors against SARS-CoV-2 are proven effective and become widely available in the general population, may render our vaccination approach unsuitable for many cancer patients.

•

We have limited the use of our offices to essential employees and requested that most of our personnel, including all of our administrative employees, work remotely. We have restricted on-site staff to only those personnel and contractors who perform essential activities that must be completed on-site and limited the number of staff in our research and development laboratories and manufacturing facilities. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern, and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

•

Our increased reliance on personnel working from home may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and important agencies and contractors.

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

•

The trading prices for our common shares and other biotechnology companies have been highly volatile as a result of the COVID-19 pandemic. As a result, we may face difficulties raising capital through sales of our common shares or such sales may be on unfavorable terms.

While the outlook is improving, the COVID-19 outbreak continues to evolve. Even as vaccination rates continue to grow in the United States and other countries, it remains unclear when the pandemic will subside, particularly if full global vaccination is not achieved or existing vaccines prove less effective against new variants of the virus. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the ultimate geographic spread of COVID-19, the duration of the outbreak, travel restrictions and actions to contain the outbreak or treat its impact, such as social distancing and quarantines or lock-downs in the United States and other countries, business closures or business disruptions, and the effectiveness of actions taken in the United States and other countries to contain and treat the disease.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of June 30, 2021, our solely owned patent portfolio includes pending patent applications and issued patents. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

The patent position of biotechnology companies generally is highly uncertain, involves complex legal and factual questions, and has been the subject of much litigation in recent years. Moreover, the patent prosecution process is also expensive and time-consuming, and we may not be able to file and prosecute all necessary or desirable patent applications at a reasonable cost or in a timely manner. It is also possible that we will fail to identify patentable aspects of our research and development output before it is too late to obtain patent protection. Although we enter into non-disclosure and confidentiality agreements with parties who have access to patentable aspects of our research and development output, such as our employees, corporate collaborators, outside scientific collaborators, CROs, contract manufacturers, consultants, advisors and other third parties, any of these parties may breach such agreements and disclose such output before a patent application is filed, thereby jeopardizing our ability to seek patent protection.

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

In addition, proceedings to enforce or defend our patents could put our patents at risk of being invalidated, held unenforceable or interpreted narrowly. Such proceedings could also provoke third parties to assert claims against us, including that some or all of the claims in one or more of our patents are invalid or otherwise unenforceable. If any of our patents covering our products are invalidated or found unenforceable, or if a court found that valid, enforceable patents held by third parties covered one or more of our products, our competitive position could be harmed, or we could be required to incur significant expenses to enforce or defend our rights. If we initiate lawsuits to protect or enforce our patents, or litigate against third-party claims, such proceedings would be expensive and would divert the attention of our management and technical personnel.

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

We currently are reliant upon licenses of certain patent rights and proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our product candidates. For example, we rely on our license agreements with Arbutus Biopharma Corporation, or Arbutus, and Genevant Sciences GmbH, or Genevant, for certain lipid nanoparticle-based delivery technologies. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to develop and commercialize our technology and products in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

Patent applications in the United States and elsewhere are typically published approximately eighteen (18) months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of our product candidates, and cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

•	result in costly litigation;

•	divert the time and attention of our technical personnel and management;

•	cause development delays;

•	prevent us from commercializing our product candidates until the asserted patent expires or is held finally invalid or not infringed in a court of law;

•	require us to develop non-infringing technology, which may not be possible on a cost-effective basis;

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

Although no third party has asserted a claim of patent infringement against us as of the date of this report, others may hold proprietary rights that could prevent any of our immunotherapy candidates from being marketed. Any patent-related legal action against us claiming damages and seeking to enjoin commercial activities relating to our product candidates or processes could subject us to potential liability for damages, including treble damages if we were determined to willfully infringe, and require us to obtain a license to manufacture or market the affected immunotherapy candidates. Defense of these claims, regardless of their merit, would involve substantial litigation expense and would be a substantial diversion of employee resources from our business. We cannot predict whether we would prevail in any such actions or that any license required under any of these patents would be made available on commercially acceptable terms, if at all. Even if such licenses are available, we could incur substantial costs related to royalty payments for licenses obtained from third parties, which could negatively affect our gross margins, and the rights may be non-exclusive, which could give our competitors access to the same technology or intellectual property rights licensed to us. In addition, we cannot be certain that we could redesign our product candidates or processes to avoid infringement, if necessary. Accordingly, an adverse determination in a judicial or administrative proceeding, or the failure to obtain necessary licenses, could prevent us from developing and commercializing our immunotherapy candidates, which could harm our business, financial condition and operating results. In addition, intellectual property litigation, regardless of its outcome, may cause negative publicity and could prohibit us from marketing or otherwise commercializing our product candidates and technology.

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

Our patent rights may be affected by developments or uncertainty in U.S. or ex-U.S. patent statutes, patent case laws in USPTO rules and regulations or in the rules and regulations of ex-U.S. patent offices. There are a number of changes to the U.S. patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, the Leahy-Smith America Invents Act, or Leahy-Smith Act, was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. This could have a negative impact on some of our intellectual property and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents. In addition, Congress may pass patent reform legislation that is unfavorable to us. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the CARES Act made a number of changes to the Federal Food, Drug and Cosmetic Act aimed at preventing drug shortages. Similarly, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials, distributing drug samples, and reporting post-marketing adverse events. Moreover, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in proposed and enacted legislative and executive actions, including

Executive Orders, to incentivize or compel drug manufacturing operations to relocate to the United States.  It is not clear how these changes and proposals could impact our business. In addition, if we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may lose any marketing approval that we may have obtained and we may not achieve or sustain profitability.

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

We have received fast track designation for GRANITE for the treatment of colorectal cancer, and we may seek such designation for some or all of our other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening disease or condition and the biologic demonstrates the potential to address unmet medical needs for this disease or condition, the biologic sponsor may apply for FDA fast track designation. The sponsor of a fast track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development; and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot guarantee that the FDA would grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

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

Furthermore, the expansion of the 340B Drug Discount Program through the ACA has increased the number of purchasers who are eligible for significant discounts on branded drugs. Several drug manufacturers have commenced litigation, which remains ongoing, challenging the legality of contract pharmacy arrangements under the 340B Drug Discount Program, which may affect the way in which manufacturers are required to extend the 340B Drug Discount Program prices to covered entities, including through contract pharmacies. There are also ongoing challenges regarding the implementation of the 340B Drug Discount Program Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers. The nature of the current Administrative Dispute Resolution Process, and the outcomes of these court cases, may have a material adverse impact on our revenue should we participate in the 340B Drug Discount Program after receiving approval for our product candidates.

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. For example, the Tax Cuts and Jobs Act of 2017, or Tax Act, was enacted, which includes a provision repealing, effective January 1, 2019, the tax-based shared responsibility payment imposed by the ACA on certain individuals who fail to maintain qualifying health coverage for all or part of a year that is commonly referred to as the “individual mandate.” On December 14, 2018, a U.S. District Court Judge in the Northern District of Texas, ruled that the individual mandate is a critical and inseverable feature of the ACA, and therefore, because it was repealed as part of the Tax Act, the remaining provisions of the ACA are invalid as well. On December 18, 2019, the U.S. Court of Appeals for the 5th Circuit upheld the District Court’s decision that the individual mandate was unconstitutional but remanded the case back to the District Court to determine whether the remaining provisions of the ACA are invalid as well. In January 2020, petitions for certiorari were filed requesting that the U.S. Supreme Court review the Fifth Circuit’s decision and ultimately decide the constitutionality of the ACA. In March 2020, the U.S. Supreme Court granted certiorari in the consolidated cases of Texas v. California and California v. Texas, both of which address the Fifth Circuit’s decision to strike down the individual mandate, while sending back to the district court the question of the overall law’s constitutionality. The U.S. Supreme Court heard oral arguments in this case in November 2020 and dismissed the challenge to the ACA on June 17, 2021. Although the ACA remains in place, it is unclear how subsequent decisions and appeals, if any, and other efforts to challenge, repeal or replace the ACA will impact the ACA and our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies (including, for example, by requiring drug manufacturers to disclose planned drug price increases and the rationales for such increases), implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees, and other remuneration provided by drug manufacturers related to certain pharmaceutical products, enable the government to negotiate prices for drugs covered under Medicare, including H.R. 3 which passed the

House, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability for single source and innovator multiple source drugs effective as of January 1, 2024 under the American Rescue Plan Act of 2021, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program, eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors and create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers, each of which are currently stayed, and facilitate the importation of certain lower-cost drugs from other countries. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

Ensuring that our internal operations and future business arrangements with third parties comply with applicable healthcare laws and regulations will involve substantial costs. It is possible that governmental authorities will conclude that our business practices do not comply with current or future statutes, regulations, agency guidance or case law involving applicable fraud and abuse or other healthcare laws and regulations. If our operations are found to be in violation of any of the laws described above or any other governmental laws and regulations that may apply to us, we may be subject to significant penalties, including civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, individual imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations. If any of the physicians or other providers or entities with whom we expect to do business are found not to be in compliance with applicable laws, they may be subject to criminal, civil or administrative sanctions, including exclusions from government funded healthcare programs and imprisonment, which could affect our ability to operate our business. Further, defending against any such actions can be costly, time-consuming and may require significant personnel resources. Therefore, even if we are successful in defending against any such actions that may be brought against us, our business may be impaired.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•	results from, and any delays in, our clinical trials for GRANITE, SLATE, CORAL or any other future clinical development programs, including public misperception of the results of our trials;

•	announcements by academic or other third parties challenging the fundamental premises underlying our approach to treating cancer and infectious disease and/or biopharmaceutical product development;

•	announcements of regulatory approval or disapproval of our current or any future product candidates;

•	failure or discontinuation of any of our research and development programs;

•	manufacturing setbacks or delays of or issues with the supply of the materials for our personalized immunotherapy candidate;

•	announcements relating to future licensing, collaboration or development agreements, including the early termination or failure of an existing strategic collaboration;

•	delays in the commercialization of our current or any future product candidates;

•	public misperception regarding the use of our therapies;

•	acquisitions and sales of new products, technologies or businesses;

•	quarterly variations in our results of operations or those of our current or future competitors;

•	changes in earnings estimates or recommendations by securities analysts;

•	announcements by us or our competitors of new products, significant contracts, commercial relationships, acquisitions or capital commitments;

•	developments with respect to intellectual property rights;

•	our commencement of, or involvement in, litigation;

•	changes in financial estimates or guidance, including our ability to meet our future revenue and operating profit or loss estimates or guidance;

•	any major changes in our board of directors or management;

•	new legislation, particularly in the United States, relating to the sale or pricing of pharmaceuticals;

•	FDA or other U.S. or foreign regulatory actions affecting us or our industry;

•	product liability claims or other litigation or public concern about the safety of our product candidates;

•	market conditions in the biopharmaceutical and biotechnology sectors, particularly as a result of the volatility in the market caused by the COVID-19 pandemic; and

•	general economic conditions in the United States and abroad.

In addition, the stock markets in general, and the markets for biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility that may have been unrelated to the operating performance of any particular issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit, and the attention of our management would be diverted from the operation of our business.

The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in October 2019, we filed a shelf registration statement on Form S-3, or the 2019 Shelf Registration Statement, with the SEC covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued, from time to time, in our ATM Offering Program pursuant to the Sales Agreement that we have entered into with Cowen, acting as our sales agent . We have issued and may continue to issue shares in our “at the market offering” program or other registered offerings under the 2019 Shelf Registration Statement. In December 2020, we also issued and sold pre-funded warrants to purchase 27,480,719 shares of common stock; and, related to that transaction, in January 2021, we filed with the SEC the 2021 Shelf Registration Statement covering the offering of common stock, preferred stock, debt securities, warrants and units. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of June 30, 2021, we have a total of 49,433,361 shares of common stock outstanding, as well as approximately 27.5 million shares underlying pre-funded warrants and approximately 5.4 million shares of common stock that are subject to outstanding options, restricted stock units or other equity awards. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. In connection with our IPO, which closed in October 2018, we performed an IRC Section 382 and 383 analysis and determined we had an ownership change. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. Any equity financing transactions, private placements, and other transactions that may occur within the specified three-year period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as a result of prior or future offerings of our common stock or sales of common stock by existing stockholders, could have an adverse effect on our results of operations in our future years.

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

We incur substantial costs as a result of operating as a public company, and our management devotes substantial time to governance and compliance matters. We may fail to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, which could result in sanctions or other penalties that would harm our business.

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

In addition, as permitted by Section 145 of the Delaware General Corporation Law, our amended and restated bylaws and our indemnification agreements that we have entered into with our directors and officers provide that:

•

We will indemnify our directors and officers for serving us in those capacities, or for serving other business enterprises at our request, to the fullest extent permitted by Delaware law. Delaware law provides that a corporation may indemnify such person if such person acted in good faith and in a manner such person reasonably believed to be in or not opposed to the best interests of the registrant and, with respect to any criminal proceeding, had no reasonable cause to believe such person’s conduct was unlawful.

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

ITEM 2.Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On January 29, 2021, we issued and sold 1,169,591 shares of our common stock to Gilead Sciences, Inc., or Gilead, at a price per share of $25.65 in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act of 1933, as amended (the “Securities Act”), and Rule 506 of Regulation D thereunder. We relied on this exemption from registration for private placements based in part on representations made by Gilead, including the representations with respect to Gilead’s status as an accredited investor, as such term is defined in Rule 501(a) of the Securities Act, and Gilead’s investment intent. Our gross proceeds were approximately $30.0 million.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3.	Defaults Upon Senior Securities

None.

ITEM 4.	Mine Safety Disclosures

Not applicable.

ITEM 5.	OTHER INFORMATION

None.

ITEM 6.	EXHIBITS
Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/2018	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	05/06/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/2021	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/11/2020	4.3

10.1	Third Amendment to Research Collaboration and License Agreement, by and between Gritstone Oncology, Inc. and bluebird bio, Inc., effective February 18, 2021.				X

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2021 has been formatted in Inline XBRL.				X

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

Gritstone bio, Inc.

Date:	August 5, 2021	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)