Form 10-Q
period 2021-09-30
Gritstone bio, Inc.
filed 2021-11-03
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2021

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

As of October 29, 2021, there were 67,987,825 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	September 30,	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$131,423	$170,056
Marketable securities	68,255	1,002
Restricted cash	10,995	—
Prepaid expenses and other current assets	7,728	4,332
Total current assets	218,401	175,390
Restricted cash	5,687	992
Property and equipment, net	21,337	22,105
Operating lease right-of-use assets	23,793	21,344
Deposits and other long-term assets	2,064	1,736
Total assets	$271,282	$221,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,393	$9,578
Accrued compensation	6,115	6,331
Accrued liabilities	3,022	677
Accrued research and development expenses	2,540	1,053
Lease liabilities, current portion	7,458	5,874
Deferred revenue, current portion	13,786	3,475
Total current liabilities	36,314	26,988
Other non-current liabilities	395	395
Lease liabilities, net of current portion	19,844	19,225
Deferred revenue, net of current portion	6,774	8,220
Total liabilities	63,327	54,828
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2021 and December 31, 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2021 and December 31, 2020; 64,251,581 and 47,552,693 shares issued and outstanding at September 30, 2021 and December 31, 2020, respectively	20	18
Additional paid-in capital	579,543	493,023
Accumulated other comprehensive gain	7	—
Accumulated deficit	(371,615)	(326,302)
Total stockholders’ equity	207,955	166,739
Total liabilities and stockholders’ equity	$271,282	$221,567

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Revenues:
Collaboration and license revenues	$2,401	$795	$44,937	$2,544
Grant revenues	213	144	213	144
Total revenues	2,614	939	45,150	2,688
Operating expenses:
Research and development	24,396	22,050	71,324	65,807
General and administrative	6,373	5,031	19,251	15,751
Total operating expenses	30,769	27,081	90,575	81,558
Loss from operations	(28,155)	(26,142)	(45,425)	(78,870)
Interest income, net	37	69	112	723
Net loss	(28,118)	(26,073)	(45,313)	(78,147)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	(7)	(45)	7	(19)
Net and comprehensive loss	$(28,125)	$(26,118)	$(45,306)	$(78,166)
Net loss per share, basic and diluted	$(0.36)	$(0.69)	$(0.59)	$(2.10)
Weighted-average number of shares used in computing net loss per share, basic and diluted	77,775,497	37,750,145	76,837,503	37,268,318

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended September 30, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2021	49,433,361	$18	$522,290	$14	$(343,497)	$178,825
Issuance of common stock under at the market ("ATM") equity offering program, net of issuance costs of $49	55,062	—	602	—	—	602
Issuance of common stock under private investment in public entity ("PIPE") financing, net of issuance costs of $2,269	5,000,000	1	52,731	—	—	52,732
Issuance of common stock for warrant exercises	9,555,876	1	39	—	—	40
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Issuance of common stock upon exercise of stock options	207,282	—	1,062	—	—	1,062
Stock-based compensation	—	—	2,819	—	—	2,819
Net loss	—	—	—	—	(28,118)	(28,118)
Balance at September 30, 2021	64,251,581	$20	$579,543	$7	$(371,615)	$207,955

Three Months Ended September 30, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2020	37,713,218	$17	$369,223	$50	$(273,062)	$96,228
Unrealized loss on marketable securities	—	—	—	(45)	—	(45)
Issuance of common stock upon exercise of stock options	50,048	—	37	—	—	37
Stock-based compensation	—	—	1,837	—	—	1,837
Net loss	—	—	—	—	(26,073)	(26,073)
Balance at September 30, 2020	37,763,266	$17	$371,097	$5	$(299,135)	$71,984

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity - Continued

(Unaudited)

(In thousands, except share amounts)

Nine Months Ended September 30, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $339	1,169,591	—	20,830	—	—	20,830
Issuance of common stock under the ATM equity offering program, net of issuance costs of $80	225,165	—	2,231	—	—	2,231
Issuance of common stock under private investment in public entity ("PIPE") financing, net of issuance costs of $2,269	5,000,000	1	52,731	—	—	52,732
Issuance of common stock for warrant exercises	9,555,876	1	39	—	—	40
Issuance of common stock under the ESPP	109,564	—	279	—	—	279
Unrealized gain on marketable securities	—	—	—	7	—	7
Issuance of common stock upon exercise of stock options	638,692	—	3,108	—	—	3,108
Stock-based compensation	—	—	7,753	—	—	7,753
Net loss	—	—	—	—	(45,313)	(45,313)
Balance at September 30, 2021	64,251,581	$20	$579,543	$7	$(371,615)	$207,955

Nine Months Ended September 30, 2020:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	36,332,956	$17	$355,291	$24	$(220,988)	$134,344
Issuance of common stock under the ATM equity offering program, net of issuance costs of $104	1,160,963	—	9,670	—	—	9,670
Issuance of common stock under the ESPP	96,234	—	527	—	—	527
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	30,874	—	11	—	—	11
Issuance of common stock upon exercise of stock options	142,239	—	183	—	—	183
Stock-based compensation	—	—	5,415	—	—	5,415
Net loss	—	—	—	—	(78,147)	(78,147)
Balance at September 30, 2020	37,763,266	$17	$371,097	$5	$(299,135)	$71,984

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2021	2020
Operating activities
Net loss	$(45,313)	$(78,147)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,782	4,951
Net amortization of premiums and discounts on marketable securities	549	(123)
Stock-based compensation	7,753	5,415
Non-cash operating lease expense	5,743	5,621
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,484)	853
Deposits and other long-term assets	(327)	29
Accounts payable	(942)	(200)
Accrued compensation	(216)	311
Accrued and other non-current liabilities	106	1,041
Accrued research and development expenses	1,487	778
Lease liability	(5,902)	(2,512)
Deferred revenue	8,865	(1,902)
Net cash used in operating activities	(26,899)	(63,885)
Investing activities
Purchase of marketable securities	(133,409)	(8,809)
Maturities of marketable securities	59,390	60,982
Sales of marketable securities	6,225	5,401
Purchase of property and equipment	(4,133)	(3,243)
Net cash provided by (used in) investing activities	(71,927)	54,331
Financing activities
Proceeds from issuance of common stock from public offering	21,170	—
Proceeds from issuance of common stock from PIPE financing	55,000	—
Proceeds from issuance of common stock upon exercise of stock options, warrants and other	3,148	175
Proceeds from issuance of common stock from ATM equity offering program, net of issuance costs	2,312	9,770
Proceeds from issuance of common stock under the ESPP	279	528
Payments of deferred financing costs	(6,026)	(104)
Net cash provided by financing activities	75,883	10,369
Net increase (decrease) in cash, cash equivalents and restricted cash	(22,943)	815
Cash, cash equivalents and restricted cash at beginning of period	171,048	58,400
Cash, cash equivalents and restricted cash at end of period	$148,105	$59,215
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$199	$96
Deferred financing costs included in accrued liabilities and accounts payable	$2,313	$—
Remeasurement of operating lease right-of-use asset for lease modification	$6,562	$3,174

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Gritstone bio, Inc. (“Gritstone” or the “Company”) is a clinical-stage biotechnology company developing next generation cancer and infectious disease immunotherapies. The Company was incorporated in the state of Delaware in August 2015, and is based in Emeryville, California and Cambridge, Massachusetts, with a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $28.1 million and $45.3 million for the three and nine months ended September 30, 2021, respectively, and $26.1 million and $78.1 million for the three and nine months ended September 30, 2020, respectively. The Company used net cash of $26.9 million through its operating activities for the nine months ended September 30, 2021, and $63.9 million for the nine months ended September 30, 2020. The Company had an accumulated deficit of $371.6 million and $326.3 million as of September 30, 2021 and December 31, 2020, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings, under an “at the market offering” (the “ATM Offering Program”), the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of September 30, 2021, the Company had cash, cash equivalents and marketable securities of $199.7 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this Quarterly Report on Form 10-Q.

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

Concentrations of Credit Risk

Financial instruments that potentially subject the Company to concentrations of credit risk consist of cash, cash equivalents and marketable securities. Cash, cash equivalents and marketable securities are invested through banks and other financial institutions in the United States. Such deposits may be in excess of federally insured limits. The Company maintains cash equivalents and marketable securities with various high-credit-quality and capitalized financial institutions. The Company has not experienced any credit losses in such accounts and does not believe it is exposed to any significant credit risk on these funds.

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of September 30, 2021, the Company has no off-balance sheet concentrations of credit risk.

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

The Company has issued letters of credit under certain lease agreements that have been collateralized by cash deposits for an equal amount and are recorded within deposits and other long-term assets on the condensed consolidated balance sheets based on the term of the underlying lease. Additionally, the Company’s restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) Funding Agreement,

dated as of August 14, 2021 (the “CEPI Funding Agreement”) (see Note 8). The Company will utilize the CEPI funds as it incurs expenses for services performed under the CEPI Funding Agreement.

The following table provides a reconciliation of cash, cash equivalents and short term and long term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2021	2020
Cash and cash equivalents	$131,423	$170,056
Restricted cash	16,682	992
Total cash, cash equivalents and restricted cash	$148,105	$171,048

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. All of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets at September 30, 2021 and December 31, 2020. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

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

Revenue Recognition

The Company performs research and development under collaboration, license, grant, and clinical development agreements. The Company’s revenue primarily consists of collaboration agreements and grant agreements. At contract inception, the Company analyzes a revenue arrangement to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or are subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”), which applies to business entities that receive contributions within the scope of ASC 958-605.

For collaboration agreements, the Company analyzes to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are considered to be in the scope of the collaboration guidance and that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. Elements of collaboration arrangements that are reflective of a vendor-customer relationship are accounted for pursuant to the revenue from contracts with customers guidance. The terms of the licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of the accounting for revenue from contracts with customers guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. The Company concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI Funding Agreement (see Note 8).

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2021; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	September 30, 2021
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$64,455	$—	$—	$64,455
Corporate debt securities	2,000	—	—	2,000
Total cash equivalents	66,455	—	—	66,455
Short-term marketable securities:
Certificates of deposit	950	—	—	950
Commercial paper	23,583	5	—	23,588
Corporate debt securities	14,273	1	(3)	14,271
U.S. treasuries	18,064	3	—	18,067
U.S. government debt securities	4,097	1	—	4,098
Asset backed securities	7,281	1	(1)	7,281
Total short-term marketable securities	68,248	11	(4)	68,255
Total	$134,703	$11	$(4)	$134,710

	December 31, 2020
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$36,801	$—	$—	$36,801
Total cash equivalents	36,801	—	—	36,801
Short-term marketable securities:
U.S. treasuries	1,002	—	—	1,002
Total short-term marketable securities	1,002	—	—	1,002
Total	$37,803	$—	$—	$37,803

All marketable securities held as of September 30, 2021 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of September 30, 2021, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Thus, no credit loss existed as of or for the nine months ended September 30, 2021. The Company will continue to assess the current and expected future economic and market conditions surrounding the COVID-19 pandemic, as further development arises.

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

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2021
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$64,455	$64,455	$—	$—
Corporate debt securities	2,000	—	2,000	—
Total cash equivalents	66,455	64,455	2,000	—
Short-term marketable securities:
Certificates of deposit	950	—	950	—
Commercial paper	23,588	—	23,588	—
Corporate debt securities	14,271	—	14,271	—
U.S. treasuries	18,067	18,067	—	—
U.S. government debt securities	4,098	—	4,098	—
Asset backed securities	7,281		7,281
Total short-term marketable securities	68,255	18,067	50,188	—
Total	$134,710	$82,522	$52,188	$—

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,801	$36,801	$—	$—
Total cash equivalents	36,801	36,801	—	—
Short-term marketable securities:
U.S. treasuries	1,002	1,002	—	—
Total short-term marketable securities	1,002	1,002	—	—
Total	$37,803	$37,803	$—	$—

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

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	September 30,	December 31,
	2021	2020
Computer equipment and software	$971	$971
Furniture and fixtures	2,113	2,054
Laboratory equipment	24,677	22,213
Leasehold improvements	13,749	13,726
	41,510	38,964
Less accumulated depreciation and amortization	(21,693)	(16,925)
Construction-in-progress	1,520	66
Total property and equipment, net	$21,337	$22,105

Depreciation and amortization expense was $1.6 million and $4.8 million for the three and nine months ended September 30, 2021, respectively, and $1.7 million and $5.0 million for the three and nine months ended September 30, 2020, respectively.

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of September 30, 2021. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $8.9 million ROU Asset and a $14.1 million lease liability on the condensed consolidated balance sheet as of September 30, 2021. The Company recorded a $9.3 million ROU Asset and a $14.8 million lease liability on the condensed consolidated balance sheet as of December 31, 2020.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of September 30, 2021, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

In addition, in May 2019, the Company entered into a 64-month non-cancelable operating lease for additional office space in Pleasanton, California, with an obligation to pay rent commencing in August 2019. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.2 million ROU Asset and a $0.3 million lease liability on the condensed consolidated balance sheets as of September 30, 2021 and a $0.3 million ROU Asset and a $0.4 million lease liability on the condensed consolidated balance sheets as of December 31, 2020.

Cambridge Leases

The Company leases laboratory, office and storage space in several facilities in Cambridge, Massachusetts, pursuant to three separate agreements:

The Company’s facility located at 40 Erie Street and 200 Sidney Street in Cambridge, Massachusetts is leased pursuant to a 67-month non-cancelable operating lease (the “40 Erie Lease”), which the Company entered into in February 2016, with an obligation to pay rent commencing in October 2016. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation. In September 2021, the Company executed an amendment to the 40 Erie Lease, which extends its term through April 2025 and provides for monthly base rent amounts, subject to annual increases over the term of the lease.

The Company’s facility located at 21 Erie Street in Cambridge, Massachusetts is leased pursuant to a 24-month non-cancelable operating lease (the “21 Erie Lease”), which the Company entered into in September 2018. The 21 Erie Lease has since been amended three times, as a result of which the lease term extends through January 2023.

In March 2021, the Company entered into a 17-month operating lease (the “Cambridge Storage Lease”) for additional office and laboratory storage space in Cambridge, Massachusetts, which commenced on April 1, 2021. The Company also paid an insignificant cash security deposit.

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets, the aggregate amount of which is recorded as $0.7 million on the condensed consolidated balance sheet as of September 30, 2021. The total amount of remaining security deposit is recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020.

Boston Lease

The Company plans to occupy a newly-built facility in Boston, Massachusetts, with office and laboratory space, in 2023 pursuant to a 120-month operating lease (the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements. The Company’s obligation to pay rent will commence on January 3, 2023, subject to free rent periods of three and six months with respect to certain premises. The commencement date of the Boston Lease is expected to be in November 2022, given the Company's early access rights to the leased space, and the term will expire in January 2033. The Boston Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In connection with the Boston Lease and as a security deposit thereunder, the Company has provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of September 30, 2021, none of the irrevocable letter of credit amount had been drawn.

The Company has not recognized a right-of-use asset or lease liability as of September 30, 2021 for the Boston Lease as the Company did not control the underlying assets at any time in the period ended September 30, 2021. Under the Boston Lease, the Company is obligated to make minimum lease payments of approximately $79.1 million for the years from 2023 to 2033, which includes rent abatement during the free rent periods.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Lease cost
Operating lease cost	$1,922	$1,906	$5,743	$5,621
Short-term lease cost	—	—	—	8
Total lease cost	$1,922	$1,906	$5,743	$5,629

Supplemental information related to leases was as follows:

	Nine Months Ended September 30,
	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$5,902	$3,446
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$6,562	$3,174
Weighted-average remaining lease term (years):
Operating leases	5.4	6.1
Weighted-average discount rate:
Operating leases	7.3%	9.0%

As of September 30, 2021, minimum annual rental payments under the Company’s operating lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2021 (remaining three months)	$2,024
2022	8,800
2023	9,834
2024	12,436
2025	10,504
Thereafter	69,777
Total minimum payments	113,375
Less: Amounts representing interest expense	(6,960)
Less: Amounts representing lease payments under the Boston Lease	(79,113)
Present value of future minimum lease payments	27,302
Less: Current portion of lease liability	(7,458)
Noncurrent portion of lease liability	$19,844

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its antibody drug candidates. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of September 30, 2021. During the three and nine months ended September 30, 2021, the Company had immaterial research and development expense under the agreement. The Company had no research and development expense under the agreement during the three and nine months ended September 30, 2020.

In May 2019, the Company entered into a contract research and testing agreement with a third-party CRO to provide antibody discovery related services. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of September 30, 2021. No research and development expense was recorded under the agreement during the three and nine months ended September 30, 2021. No research and development expense was recorded under the agreement during the three months ended September 30, 2020, and an insignificant amount of research and development expense was recognized under the agreement during the nine months ended September 30, 2020.

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

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Prepaid research and development-related expenses	$3,480	$2,584
Net contract asset	1,096	—
Collaboration receivable	2,132	—
Prepaid insurance	10	1,480
Interest and other receivables	196	8
Other	814	260
Total prepaid expenses and other current assets	$7,728	$4,332

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2021	2020
Lease security deposits	$1,543	$1,218
Prepaid research and development-related expenses	521	518
Total deposits and other long-term assets	$2,064	$1,736

8. Collaboration and License Agreements and Grant Revenue

bluebird bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement (the “bluebird Collaboration Agreement”) with bluebird bio, Inc. (“bluebird”). Under the terms of the bluebird Collaboration Agreement, the Company provides to bluebird tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and bluebird also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the bluebird Collaboration Agreement, bluebird was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the

Company’s initial public offering (“IPO”). In October 2018, bluebird purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the bluebird Collaboration Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the bluebird Collaboration Agreement. None of these events had occurred as of September 30, 2021, and no royalties were due from the sale of licensed products.

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

For revenue recognition purposes, the Company determined that the duration of the bluebird Collaboration Agreement began on the effective date in August 2018 and ends upon completion of the Research and Development Services, which is also when the participation on the JSC is no longer an obligation. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company also analyzed the impact of bluebird terminating the agreement prior to August 2023 and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to bluebird for doing so.

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

The Company recognized $0.8 million and $2.1 million, respectively, during the three and nine months ended September 30, 2021, and $0.8 million and $1.9 million, respectively, during the three and nine months ended September 30, 2020 in collaboration revenue under the bluebird Collaboration Agreement. Deferred revenue of $9.6 million and $11.7 million was recorded on the condensed consolidated balance sheets in both current and long-term liabilities as of September 30, 2021, and December 31, 2020, respectively. Deferred revenue relates to the performance obligations identified under the bluebird Collaboration Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through mid-2023.

Changes in the deferred revenue balance during the nine months ended September 30, 2021 for the bluebird Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2020	$11,695
Additions	—
Deductions	(2,130)
Balance at September 30, 2021	$9,565

There were no receivables or net contract assets recorded as of September 30, 2021 or December 31, 2020 associated with the bluebird Collaboration Agreement.

Gilead Sciences, Inc.

In January 2021, the Company entered into a Collaboration, Option and License Agreement (the “Gilead Collaboration Agreement”) with Gilead Sciences, Inc. (“Gilead”) to research and develop a vaccine-based immunotherapy as part of Gilead’s efforts to find a curative treatment for HIV infection. Under the terms of the Gilead Collaboration Agreement, the Company granted to Gilead an exclusive, worldwide license to develop and commercialize a HIV-specific therapeutic vaccine utilizing the Company’s technology. Gilead is responsible for conducting all development and commercialization activities beginning with a Phase 1 study, and the Company is responsible for contributing to preclinical research studies and participation in a joint steering committee (collectively, “research and development activities”). Concurrently with execution of the Gilead Collaboration Agreement, the Company and Gilead entered into a Supply Agreement (the “Gilead Supply Agreement”) under which the Company will supply research product and GMP product (“Product Supply”) that may be required under the Gilead Collaboration Agreement until Gilead completes its first GMP product batch, and the Company will participate in a joint manufacturing team (collectively, “product supply activities”). In addition, the Company also concurrently entered into a Stock Purchase Agreement (the “Gilead Stock Purchase Agreement”) under which Gilead acquired, in a private placement transaction, 1,169,591 shares of the Company’s common stock. The common shares were issued to Gilead with certain registration rights and certain standstill and market stand-off provisions. The Company determined that these concurrent contracts represent a combined arrangement (“the Gilead Arrangement”).

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of September 30, 2021 and no royalties were due from the sale of licensed products.

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

The Company has also determined that the pricing for optional goods and services and release of license restrictions upon exercise of the Option do not constitute material rights and are not a potential performance obligation. The Company evaluated whether there is an interdependence between the promises and determined that the licenses are a combined solution and the predominant performance obligation, while the other promises are separately identifiable in the context of the contract; however, the research and development activities are dependent on the research product supply, which is accounted for as a combined performance obligation. As a result, the Company identified three performance obligations in the Gilead Arrangement: (i) exclusive licenses and know-how, (ii) research and development activities and product supply, and (iii) GMP product supply.

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of September 30, 2021 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended September 30, 2021, the Company did not record any license revenue. For the nine months ended September 30, 2021, the Company recognized $38.6 million as license revenue. For the three and nine months ended September 30, 2021, the Company recognized $1.6 million and $4.1 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. A contract asset of $1.1 million was recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of September 30, 2021 for supply costs that were incurred during the three and nine months ended September 30, 2021, but not billable until future periods when the asset is released. The contract asset relates to the performance obligations yet to be satisfied identified under the Gilead Collaboration Agreement and is being recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through December 2022. There was no contract asset as of December 31, 2020, and there was no deferred revenue as of September 30, 2021 and December 31, 2020 associated with the Gilead Collaboration Agreement.

Changes in the contract asset and deferred revenue balance during the nine months ended September 30, 2021 for the Gilead Collaboration Agreement are as follows (in thousands):

	Contract Asset	Deferred Revenue
Balance at December 31, 2020	$—	$—
Additions	3,260	220
Deductions	(2,164)	(220)
Balance at September 30, 2021	$1,096	$—

There was $2.1 million of receivables recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of September 30, 2021, and there were no receivables or net contract assets recorded as of December 31, 2020 associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. As of September 30, 2021, deferred contract acquisition costs were negligible. Deferred contract acquisition costs amortized during the three months and nine months ended September 30, 2021 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation (“Arbutus”) and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the three and nine months ended September 30, 2021 and 2020, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration (the “FDA”), the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of September 30, 2021, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of September 30, 2021 and no royalties were due from the sales of licensed products.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“SAM”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $191.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the nine months ended September 30, 2021. None of the other milestone events had occurred as of September 30, 2021.

Coalition for Epidemic Preparedness Innovations

On August 14, 2021, the Company entered into the CEPI Funding Agreement with CEPI, under which CEPI agreed to provide funding of up to $20.6 million to the Company to advance the Company’s CORAL program, which is developing a second-generation COVID-19 vaccine, with an initial clinical trial in South Africa. Under the terms of the agreement, CEPI will fund a multi-arm Phase 1 study evaluating the CORAL program’s SAM vaccine in naïve, convalescent, and HIV+ patients. The study will evaluate two different SAM vaccine constructs that each target both the spike protein and other SARS-CoV-2 targets and are designed to drive both robust B and T cell immune responses. The funding will also support pre-clinical studies, scale-up and formulation development to enable manufacturing of large quantities of stable vaccine product.

Under the terms of the CEPI Funding Agreement, among other things, the Company and CEPI agreed on the importance of global equitable access to the vaccine produced pursuant to the CEPI Funding Agreement. The vaccine, if approved, is expected to be made available to the COVAX Facility for procurement and allocation. The COVAX Facility aims to deliver equitable access to COVID-19 vaccines for all countries, at all levels of development, that wish to participate.

The scope and continuation of the CEPI Funding Agreement may be amended depending on ongoing developments of the COVID-19 outbreak and the success of the Company’s COVID-19 vaccine candidate developed under the CEPI Funding Agreement relative to other third-party COVID-19 vaccine candidates or treatments. If the World Health Organization (“WHO”), CEPI or a regulatory authority having jurisdiction over a clinical trial performed under the CEPI Funding Agreement determines that a third-party product candidate has substantially greater potential than the Company's COVID-19 vaccine candidate developed under the CEPI Funding Agreement and should be prioritized instead for a particular trial, the Company must consider in good faith any written request of CEPI not to proceed with a clinical trial of such COVID-19 vaccine candidate (the determination of whether to proceed or not with such trial shall be made by the Company in its sole discretion). In addition, CEPI has the right to unilaterally terminate the CEPI Funding Agreement upon prior written notice if CEPI determines that (i) there are material safety, regulatory, scientific misconduct or ethical issues with the project undertaken by the Company under the CEPI Funding Agreement, (ii) the project undertaken by the Company under the CEPI Funding Agreement should be terminated, (iii) the Company becomes unable to discharge its obligations under the CEPI Funding Agreement, (iv) the Company fails to meet certain criteria set forth in the CEPI Funding Agreement, or (v) the Company commits fraud or a financial irregularity, as such terms are defined in the CEPI Funding Agreement.

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreements are incurred. In the three months ended September 30, 2021, the Company recognized grant revenue of $0.2 million under the CEPI Funding Agreement. As of September 30, 2021, short term deferred revenue of $11.0 million was recorded on the condensed consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the first tranche of funding are expected to take place, which is currently estimated to be through the first half of 2022. As of September 30, 2021, $11.0 million was recorded as short term restricted cash on the condensed consolidated balance sheet.

Changes in the deferred revenue balance during the nine months ended September 30, 2021 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2020	$—
Additions	11,282
Deductions	(287)
Balance at September 30, 2021	$10,995

9. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of September 30, 2021 and December 31, 2020, no shares of preferred stock were issued and outstanding.

As of September 30, 2021 and December 31, 2020, there were 64,251,581 and 47,552,693 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In October 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program, under which Cowen will act as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering, up to a maximum of $50,000. During the year ended December 31, 2020, the Company issued and sold 1,160,193 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $9.8 million, net of commissions and other offering costs. During the nine months ended September 30, 2021, the Company sold 225,165 shares of the Company’s common stock through its ATM Offering Program and received aggregate proceeds of approximately $2.3 million, net of commissions and other costs.

In December 2020, the Company entered into two private placement financing transactions (collectively, the “First PIPE Financing”), as follows: (1) pursuant to a securities purchase agreement entered into on December 22, 2020 to sell 5,543,351 shares of its common stock at a price of $3.34 per share and pre-funded warrants (the “Warrants”) to purchase 27,480,719 shares of common stock at a public offering price of $3.33 per share, and (2) pursuant to a securities purchase agreement entered into on December 28, 2020, to sell an additional 4,043,127 shares of its common stock at a price per share of $3.71. In connection with the First PIPE Financing, the Company received aggregate net proceeds of approximately $119.8 million after deducting placement agent commissions and offering expenses payable by the Company. The Warrants are exercisable upon issuance at an exercise price of $0.01 per share.

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

In September 2021, the Company completed a PIPE financing transaction, in which it sold 5,000,000 shares of its common stock at a price of $11.00 per share pursuant to a securities purchase agreement entered into on September 16, 2021 (the “Second PIPE Financing”). The Company received aggregate net proceeds of approximately $52.7 million after deducting placement agent commissions and offering expenses payable by the Company. In connection with the issuance and sale of the common stock, the Company agreed to file a registration statement with the SEC registering the resale of the shares of common stock issued in the Second PIPE Financing.

Common Stock Warrants

As of September 30, 2021, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$3.34	17,919,971

During the three and nine months ended September 30, 2021, there were 9,560,748 warrants exercised resulting in the Company issuing 9,555,876 shares of common stock due to certain warrants being exercised on a cashless, net exercise basis. There were no warrants issued or outstanding for the nine months ended September 30, 2020.

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

Stock Option Activity

A summary of the 2015 Plan, 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	3,108,412	4,166,441	$8.13	8.15	$2,092
Authorized	2,692,507	—
Granted	(2,165,450)	2,165,450	$11.93
Exercised	—	(638,692)	$4.87
Cancelled	411,865	(411,865)	$11.47
Balance at September 30, 2021	4,047,334	5,281,334	$9.82	8.32	$10,349
Vested and exercisable at September 30, 2021		2,112,050	$8.47	7.34	$6,343
Vested and expected to vest at September 30, 2021		4,847,632	$9.73	8.24	$9,810

For the nine months ended September 30, 2021 and 2020, the total intrinsic value of stock option awards exercised was $5.4 million and $0.8 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

At September 30, 2021, $20.6 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the period ended September 30, 2021 was $1.9 million.

Stock-based compensation expense and awards granted to non-employees were immaterial for the nine months ended September 30, 2021 and 2020.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 2-year period. The following table summarizes our restricted stock unit activity during the nine months ended September 30, 2021:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2020	—	$—
Issued	880,600	$5.29
Vested	—	$—
Canceled/Forfeited	(103,600)	$5.29
Outstanding, unvested at September 30, 2021	777,000	$5.29

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Research and development expenses	$1,688	$1,133	$5,033	$3,387
General and administrative expenses	1,131	704	2,720	2,028
Total	$2,819	$1,837	$7,753	$5,415

11. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Numerator:
Net loss	$(28,118)	$(26,073)	$(45,313)	$(78,147)
Denominator:
Weighted-average common shares outstanding, basic and diluted	77,775,497	37,750,145	76,837,503	37,268,318
Net loss per share, basic and diluted	$(0.36)	$(0.69)	$(0.59)	$(2.10)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share (see Note 9). During the three and nine months ended September 30, 2021, there were 9,560,748 warrants exercised resulting in the Company issuing 9,555,876 shares of common stock due to some warrants being exercised on a cashless, net exercise basis. As of September 30, 2021, there are 17,919,971 warrants outstanding. The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and they are immediately exercisable upon their issuance date.

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2021	2020
Options issued and outstanding and ESPP shares issuable and outstanding	5,281,474	4,624,285
Total	5,281,474	4,624,285

12. Subsequent Events

Subsequent to September 30, 2021, the Company issued an additional 3,731,840 shares of common stock through its ATM Offering Program resulting in net proceeds to the Company of approximately $33.9 million.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this report and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2020. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, statements related to the potential of Gritstone’s therapeutic programs. Such forward-looking statements involve substantial risks and uncertainties that could cause Gritstone’s research and clinical development programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements, including interim results obtained may differ from those at completion of the studies and clinical trials. Such risks and uncertainties include, among others, the uncertainties inherent in the drug development process, including Gritstone’s programs’ early stage of development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, Gritstone’s ability to successfully establish, protect and defend its intellectual property and other matters that could affect the sufficiency of existing cash to fund operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

Overview

We are a clinical-stage biotechnology company developing and manufacturing next generation cancer and infectious disease immunotherapies. Our approach seeks to generate a potent prophylactic or therapeutic immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells by targeting select antigens. Our programs are built on two key pillars, the first being our proprietary and patented Gritstone EDGETM artificial intelligence platform, which enables us to identify antigens that can be recognized by the immune system with a high degree of accuracy. The second pillar is our potent, flexible, vaccine platform, which we have engineered to deliver selected antigens to the patient’s immune system to drive the destruction of tumors or virally-infected cells. We accomplish this by leveraging our two proprietary vaccine vectors: chimpanzee adenovirus (ChAd) and self-amplifying mRNA (SAM). Vectors are the systems used to deliver antigens to the immune system – their ability to drive strong immune responses to delivered antigens determines whether a vector is potent or not, and we have carefully optimized our vectors. We utilize these vectors in a variety of ways, including as a heterologous prime-boost (one vector followed by the other) or homologous prime-boost (use the same vector twice). Our proprietary and synergistic technologies enable us to build robust and distinct pipelines in oncology and infectious disease. Additionally, our in-house manufacturing capabilities enable us to drive down both cost and production time, as well as maintain control over intellectual property and product quality of our products.

The table below summarizes key information about our clinical-stage pipeline.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	1/2	Enrollment Complete; Treatment Ongoing	Early stage & advanced solid tumors	NA	Gritstone
GRANITE	2/3	Q1 2022 Initiation	MSS-CRC* (first line maintenance)	NA	Gritstone
GRANITE	2	Q2 2022 Initiation	MSS-CRC (adjuvant)	NA	Gritstone
SLATE v1	1/2	Complete	p53, KRAS Advanced Solid Tumors	NA	Gritstone
SLATE v2	2	Enrolling	KRASmut	NA	Gritstone
CORAL	1	Enrolling	COVID-19 naïve & booster	NIAID, IDCRC	Gritstone
CORAL	1	Enrolling	COVID-19 booster (60+)	NA	Gritstone
CORAL	1	Q4 Initiation	COVID-19 immunocompromised	NA	Gritstone
CORAL	1	Q4 Initiation	COVID-19 in South Africa (naïve, convalescent, HIV+)	CEPI	Gritstone

*MSS-CRC = microsatellite stable colorectal cancer

Oncology Programs

Neoantigen Derived Immunotherapy

Neoantigens are a newly-identified class of targets for cancer immunotherapy and have been validated in cancer patients as potentially the most critical T cell targets. These neoantigens comprise short, tumor-specific, mutated peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens (TSNA), or fragments of viral proteins displayed upon the surface of cells infected by virus. Accurate identification of these critical protein fragments a priori is not a simple undertaking. Most notably, evidence suggests that when a solid tumor patient responds to anti-PD1 antibody therapy, they do so because T cells that recognize TSNA are activated. Neoantigens can be classified as either patient-specific, meaning each patient has their own unique neoantigens, or shared, whereby some common driver mutations are presented on the tumor cell surface of multiple patients. We believe that our EDGE platform leads the field in TSNA identification. A core challenge in TSNA prediction is that T cells recognize short mutant peptides presented on the surface of tumor cells by human leukocyte antigen (HLA molecules, which are platform-like structures that vary profoundly across individuals. Prediction of TSNA, therefore, must be tailored to each individual, comprehending their own tumor mutations and their HLA types.

We are developing two discrete personalized immunotherapy programs targeting TSNA for the treatment of various solid tumors – GRANITE, which is individualized, and SLATE, which is “off-the-shelf.” GRANITE patients receive an immunotherapy product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In contrast, SLATE patients are selected to carry both a particular mutation and the matching HLA type. Nevertheless, we have observed cytotoxic T cell responses to multiple administered TSNA and early signs of clinical benefit in both of these oncology product candidates. The immunotherapy regimens consist of administration of the TSNA-containing vectors (vaccines) together with checkpoint inhibitors (systemic anti-PD1 antibody and low-dose subcutaneous anti-CTLA4 antibody).

GRANITE

Our first oncology product candidate, GRANITE, is an individualized neoantigen-based immunotherapy. GRANITE is currently being evaluated in a Phase 1/2 clinical study in combination with checkpoint inhibitors for patients with microsatellite stable colorectal cancer (MSS-CRC) who have progressed on FOLFOX/FOLFIRI therapy and in patients with gastro-esophageal cancer who have progressed on chemotherapy. The study has completed enrollment, but treatment remains ongoing. GRANITE was granted Fast Track designation by the FDA for the treatment of MSS-CRC. We presented clinical data from GRANITE during the European Society of Medical Oncology congress in September 2021. In the 26 patients treated in the study with metastatic solid tumors largely focused on MSS-CRC and GEA, GRANITE immunotherapy demonstrated good tolerability, no dose limiting toxicities, consistent and potent immunogenicity (CD8+ neoantigen-specific T cell induction in all subjects), and objective evidence of efficacy as measured by reduction in circulating tumor ctDNA (molecular response) and tumor lesion size reductions.

Based on these data, we have discussed the registrational path with the FDA and intend to advance GRANITE into a randomized trial in the first quarter of 2022. The study will evaluate GRANITE as maintenance treatment in newly diagnosed, metastatic, MSS-CRC patients who have completed FOLFOX-bevacizumab induction therapy. Additionally, we plan to initiate a separate randomized Phase 2/3 trial evaluating GRANITE in the adjuvant setting for stage II/III MSS-CRC patients who are ctDNA+ after definitive surgery in the second quarter of 2022.

SLATE

Our second oncology product candidate, SLATE, utilizes the same neoantigen delivery (vector) system as GRANITE but contains a fixed set of neoantigens that are shared across a subset of cancer patients rather than neoantigens unique to an individual patient, providing us with an “off-the-shelf” alternative to GRANITE. The version (v1) format of SLATE was studied in a Phase 1/2 study, in collaboration with Bristol-Myers Squibb, in 26 patients with metastatic solid tumors, most of whom had KRAS-mutant tumors largely focused on non-small cell lung cancer (NSCLC), MSS-CRC and pancreatic ductal adenocarcinoma.

A next generation, optimized SLATE cassette (v2), which exclusively includes epitopes from mutated KRAS and exhibited immunogenic superiority over v1 in human HLA-transgenic mice, is now in Phase 2 testing (under the same IND as SLATE v1) in patients with advanced NSCLC and CRC. We expect to release data from SLATE v2 in mid-2022.

A SLATE v3 cassette, which was previously anticipated to enter the clinic in early 2022, is currently being deferred due to a reallocation of resources to our infectious disease platform.

BiSpecific Antibodies

We have a program focused on the development of bispecific antibody (“BiSAb”) therapeutics using highly tumor-specific antigens, including neoantigens, shared between patients with various solid tumors.

Infectious Disease Programs

CORAL – Second Generation COVID-19 Vaccine Program

Our CORAL program is a second-generation SARS-CoV-2 vaccine platform delivering spike and additional SARS-CoV-2 T cell epitopes, offering the potential for more durable protection and broader immunity against SARS-CoV-2 variants, which may also have pan-SARS/coronavirus potential to protect against future coronavirus pandemics.

Working in tandem with our EDGE T cell antigen identification platform, our delivery platform employs a heterologous or homologous prime-boost approach with delivery vectors comprising a chimpanzee adenovirus (ChAd), self-amplifying mRNA (SAM) or both. The program is supported by several key relationships: the Bill & Melinda Gates Foundation (BMGF), the National Institute of Allergy and Infectious Disease (NIAID), the Coalition for Epidemic Preparedness Innovations (CEPI) and through a license agreement with La Jolla Institute for Immunology. BMGF supported our pre-clinical COVID-19 vaccine development. A Phase 1 clinical trial is currently being sponsored by NIAID and conducted through the Infectious Disease Clinical Research Consortium (IDCRC) examining the reactogenicity and immunogenicity of CORAL in healthy volunteers, both young and elderly, and as a booster to first generation vaccines.

In August 2021, we entered into the CEPI Funding Agreement to advance the development of CORAL, with an initial clinical trial in South Africa. Under the terms of the agreement, CEPI will fund a multi-arm Phase 1 study evaluating the CORAL program’s SAM vaccine in naïve, convalescent, and HIV+ patients. The study will evaluate two different SAM vaccine constructs that each target both the spike protein and other SARS-CoV-2 targets and are designed to drive both robust B and T cell immune responses. The trial is expected to initiate before the end of 2021. The funding will also support pre-clinical studies, scale-up and formulation development to enable manufacturing of large quantities of stable vaccine product.

In September 2021 we began our company-sponsored clinical study evaluating the ability of CORAL to boost and expand the immunogenicity of first-generation COVID-19 vaccines in subjects 60 years of age or older. We are also on track to initiate a study for vaccination of immunocompromised volunteers in the fourth quarter of 2021.

HIV Therapeutic Vaccine – Gilead Partnership

Our option and license agreement with Gilead to research and develop a vaccine-based immunotherapy as part of Gilead’s efforts to find a curative treatment for human immunodeficiency virus (HIV) infection remains on track. This HIV-specific therapeutic vaccine is using our proprietary prime-boost vaccine platform, comprised of self-amplifying mRNA (SAM) and adenoviral vectors, with antigens developed by Gilead.

We have funded our operations to date primarily through private placements of our convertible preferred stock, the sale of our common stock in public offerings and under our ATM Offering Program, private placements of our common stock and pre-funded warrants and with proceeds received from our collaboration arrangements. We also have received targeted funding from charitable foundations. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into additional collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

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

Manufacturing is a vital component of our platform approach to immunotherapy, and we have invested significantly in our manufacturing facility, which opened in November 2017. Until December 2019, we used a hybrid approach to manufacture our personalized immunotherapy, wherein certain elements of our product candidates were manufactured on an outsourced basis at qualified third-party contract manufacturing organizations (“CMOs”) and other elements of our product candidates were manufactured internally. Beginning in March 2020, we internalized the majority of the outsourced elements of the manufacturing process for our programs.

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have had significant operating losses since our inception, and we do not expect positive cash flows from operations in the foreseeable future (for additional information, see “Liquidity” in Note 1 to our condensed consolidated financial statements). We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

We have not experienced any material disruptions in our supply chain necessary to conduct our ongoing clinical trials. In response to the COVID-19 pandemic, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines. In particular, we transitioned to a flexible work environment, allowing employees who can work from home effectively to do so. We are further supporting all of our employees by leveraging virtual meeting and messaging technology and by encouraging employees to follow local health authority guidance. As the pandemic continues to evolve, we may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine such actions to be in the best interests of our employees.

Components of Our Operating Results

Collaboration and Grant Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. For the three and nine months ended September 30, 2021, we recognized $2.4 million and $44.9 million, respectively, of revenue from the bluebird Collaboration Agreement, the Gilead Collaboration Agreement and another small collaboration agreement. For the three and nine months ended September

30, 2021, we recognized $0.2 million of grant revenue from the CEPI Funding Agreement. For the three and nine months ended September 30, 2020, we recognized $0.8 million and $2.5 million, respectively, of revenue from the bluebird Collaboration Agreement and another small collaboration agreement. See Note 8 to our condensed consolidated financial statements for additional information.

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
•
Internal research and development expenses, including:
•
Headcount-related expenses, including salaries, payroll taxes, benefits, non-cash stock-based compensation and travel, for employees contributing to research and development activities, including the costs associated with the development of our EDGE platform; and
•
Other expenses, which include direct and allocated expenses for laboratories, facilities and other costs.

In October 2017, we entered into a license agreement with Arbutus Biopharma Corporation, or Arbutus. Certain terms of the agreement were modified by amendment in July 2018. Under the agreement, Arbutus grants us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically-validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three and nine months ended September 30, 2021 and 2020, the Company had no research and development expense under the agreement. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. We recorded $3.0 million as research and development expense in connection with the milestone. The milestone payment was made in October 2019.

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

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA, or SAM, vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $191.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the nine months ended September 30, 2021.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
GRANITE program external expenses	$3,387	$3,322	$8,767	$8,351
SLATE program external expenses	1,024	1,949	2,935	5,828
BiSAb program external expenses	223	637	1,324	1,534
CORAL program external expenses	1,193	—	2,828	—
Other program external research and development expenses	5,773	4,981	18,209	15,260
Personnel-related expenses (1)	8,624	7,048	25,171	22,496
Other unallocated research and development expenses	4,172	4,113	12,090	12,338
Total research and development expenses	$24,396	$22,050	$71,324	$65,807

(1)
Personnel-related expenses include stock-based compensation expense of $1.7 million and $5.0 million, respectively, for the three and nine months ended September 30, 2021, and $1.1 million and $3.4 million, respectively, for the three and nine months ended September 30, 2020.

We do not track internal related expenses on a program-by-program basis, because our research and development employees and infrastructure resources are utilized across our development programs.

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

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,
	2021	2020	Change
Revenues:
Collaboration and license revenues	$2,401	$795	$1,606
Grant revenues	213	144	69
Total revenues	2,614	939	1,675
Operating expenses:
Research and development	24,396	22,050	2,346
General and administrative	6,373	5,031	1,342
Total operating expenses	30,769	27,081	3,688
Loss from operations	(28,155)	(26,142)	(2,013)
Interest income, net	37	69	(32)
Net loss	$(28,118)	$(26,073)	$(2,045)

	Nine Months Ended September 30,
	2021	2020	Change
Revenue:
Collaboration and license revenues	$44,937	$2,544	$42,393
Grant revenues	213	144	69
Total revenue	45,150	2,688	42,462
Operating expenses:
Research and development	71,324	65,807	5,517
General and administrative	19,251	15,751	3,500
Total operating expenses	90,575	81,558	9,017
Loss from operations	(45,425)	(78,870)	33,445
Interest income, net	112	723	(611)
Net loss	$(45,313)	$(78,147)	$32,834

Collaboration and License and Grant Revenues

Collaboration and license revenues from our collaboration arrangements were $2.4 million and $44.9 million for the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021, we recorded $1.6 million in collaboration revenue related to the Gilead Collaboration Agreement and $0.8 million in collaboration revenue related to the bluebird Collaboration Agreement. During the nine months ended September 30, 2021, we recorded $38.6 million in license revenue and $4.1 million in collaboration revenue related to the Gilead Collaboration Agreement and $2.1 million in collaboration revenue related to the bluebird Collaboration Agreement. Collaboration revenue, primarily from the bluebird Collaboration Agreement, was $0.8 million and $2.5 million for the three and nine months ended September 30, 2020, respectively.

For the three and nine months ended September 30, 2021, we recognized $0.2 million of grant revenue from the CEPI Funding Agreement. See Note 8 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $24.4 million and $71.3 million for the three and nine months ended September 30, 2021, respectively, and $22.1 million and $65.8 million for the three and nine months ended September 30, 2020, respectively.

The increase of $2.3 million for the three months ended September 30, 2021 compared to the three months ended September 30, 2020 was primarily due to increases of $1.7 million in personnel-related expenses and $2.4 million in outside services, offset by decreases of $1.8 million in laboratory supplies.

The increase of $5.5 million for the nine months ended September 30, 2021 compared to the nine months ended September 30, 2020 was primarily due to increases of $3.1 million in personnel-related expenses, $2.9 million in milestone and license payments and $2.7 million in outside services, offset by decreases of $2.8 million in laboratory supplies and $0.4 million in facility costs.

General and Administrative Expenses

General and administrative expenses were $6.4 million for the three months ended September 30, 2021 compared to $5.0 million for the three months ended September 30, 2020. The increase of $1.3 million was primarily attributable to increases of $0.6 million in personnel-related expenses, $0.6 million in outside services and $0.1 million in facility costs.

General and administrative expenses were $19.3 million for the nine months ended September 30, 2021 compared to $15.8 million for the nine months ended September 30, 2020. The increase of $3.5 million was primarily attributable to increases of $2.7 million in outside services, $0.5 million in personnel-related expenses and $0.3 million in facility costs.

Interest Income, Net

Interest income, net was immaterial for the three months ended September 30, 2021 compared to $0.1 million for the three months ended September 30, 2020. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease was due to lower market yields on the Company’s cash equivalents and marketable securities.

Interest income, net was $0.1 million for the nine months ended September 30, 2021 compared to $0.7 million for the nine months ended September 30, 2020. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $0.6 million was due to lower market yields on the Company’s cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through September 30, 2021, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our ATM Offering Program, the private placement of our common stock and pre-funded warrants, and with the receipt of proceeds from the bluebird Collaboration Agreement and the Gilead Collaboration Agreement.

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

In October 2019, we filed the 2019 Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued, from time to time, in our ATM Offering Program pursuant to the Sales Agreement with Cowen. The 2019 Shelf Registration Statement was declared effective by the SEC on November 8, 2019. Through September 30, 2021, we have received aggregate proceeds from our ATM Offering Program of $16.1 million, net of commissions and offering costs. We have $58.4 million available under the 2019 Shelf Registration Statement for our ATM Offering Program as of September 30, 2021.

In December 2020, we completed our First PIPE Financing, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock at a price per warrant share of $3.33 per share of common stock (with an exercise price of $0.01 per share), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to Gritstone for the securities sold in the First PIPE Financing was $125.0 million, and related costs were $5.2 million. In January 2021, we filed with the SEC our shelf registration statement and a prospectus supplement on Form S-3 to register for resale the shares of common stock sold in the First PIPE Financing (collectively, the “First PIPE Shelf Registration Statement”). In addition, the First PIPE Shelf Registration Statement covers the offering of common stock, preferred stock, debt securities, warrants and units.

In September 2021, we completed our Second PIPE Financing, pursuant to which we sold an aggregate of 5,000,000 shares of common stock at a per share purchase price of $11.00. The aggregate gross cash proceeds to Gritstone for the securities sold in the Second PIPE Financing was $55.0 million, and related costs were $2.3 million. In October 2021, we filed with the SEC our shelf registration statement and a prospectus supplement on Form S-3 to register for resale the shares of common stock sold in the Second PIPE Financing (the “Second PIPE Shelf Registration Statement”).

As of September 30, 2021, we had cash, cash equivalents, and marketable securities of $199.7 million and an accumulated deficit of $371.6 million, compared to cash, cash equivalents, and marketable securities of $171.1 million and an accumulated deficit of $326.3 million as of December 31, 2020.

Additionally, we do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer immunotherapy candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We expect to continue to incur net operating losses for at least the next several years as we advance the SLATE and GRANITE programs, as well as our infectious disease programs and any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

Future Funding Requirements

We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration or grant agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur significant losses for the foreseeable future, and we expect the losses to increase as we continue the development of, and seek regulatory approvals for, our current and future product candidates, and begin to commercialize any approved products. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $371.6 million through September 30, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates, and of conducting preclinical studies and clinical trials, including our clinical trials for GRANITE and SLATE;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2021	2020
Cash used in operating activities	$(26,899)	$(63,885)
Cash provided by (used in) investing activities	(71,927)	54,331
Cash provided by financing activities	75,883	10,369
Net increase (decrease) in cash and cash equivalents	$(22,943)	$815

Cash Used in Operating Activities

During the nine months ended September 30, 2021, cash used in operating activities was $26.9 million, which consisted of net loss of $45.3 million, adjusted by non-cash charges of $18.8 million and net changes in our operating assets and liabilities of $0.4 million. The non-cash charges consisted primarily of depreciation and amortization expense of $4.8 million, stock-based compensation of $7.8 million, non-cash operating lease expense of $5.7 million and net amortization of premiums and discounts on marketable securities of $0.5 million. The change in our operating assets and liabilities was primarily due to decreases of $5.9 million in lease liability, $0.9 million in accounts payable and $0.2 million in accrued compensation, and increases of $3.5 million in prepaid expenses and other current assets and $0.3 million in deposits and other long-term assets, offset by increases $8.9 million in deferred revenue, $1.5 million in accrued research and development and $0.1 million in accrued and other non-current liabilities.

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

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2021, cash used in investing activities was $71.9 million, which consisted of $133.4 million in purchases of marketable securities and $4.1 million of capital expenditures to purchase property and equipment, offset by $59.4 million in proceeds from the maturity of marketable securities and $6.2 million from sales of marketable securities.

During the nine months ended September 30, 2020, cash provided by investing activities was $54.3 million, which consisted of $61.0 million in proceeds from the maturity of marketable securities and $5.4 million in proceeds from sales of marketable securities, offset by $8.8 million in purchases of marketable securities and $3.3 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2021, cash provided by financing activities was $75.9 million, which primarily consisted of $21.2 million in proceeds from the issuance of common stock pursuant to the Gilead Stock Purchase Agreement, $55.0 million in proceeds from the Second PIPE Financing, $0.3 million in proceeds from the issuance of common stock under the employee stock purchase plan, $2.3 million in proceeds from the issuance of common stock through the ATM Offering Program and $3.1 million in proceeds from the exercise of stock options, warrants and other, offset by $6.0 million in financing and offering costs.

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

Contractual Obligations and Commitments

The following table summarizes our contractual obligations as of September 30, 2021 (in thousands):

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	3-5 Years	More than 5 Years
Operating leases (1)	$113,375	$2,024	$18,634	$22,940	$69,777
Total obligations	$113,375	$2,024	$18,634	$22,940	$69,777

(1)
See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. During the nine months ended September 30, 2021 and 2020, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our antibody drag candidates. During the three and nine months ended September 30, 2021, we had immaterial research and development expense under the agreement. During the three and nine months ended September 30, 2020, we had no research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of September 30, 2021. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. No research and development expense was recorded under the agreement during the three and nine months ended September 30, 2021. During the three and nine months ended September 30, 2020, we recognized an insignificant amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of September 30, 2021. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2021, management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the nine months ended September 30, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

Summary of Principal Risks Associated with Our Business

•
We are a biotechnology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability;

•
Our immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval;

•
Our business remains highly dependent on the successful development, regulatory approval and commercialization of our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, both of which are in Phase 2 clinical trials;

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

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are a biotechnology company with a limited operating history and no products approved for commercial sale. We have incurred significant losses since our inception, and we anticipate that we will continue to incur significant losses for the foreseeable future, which, together with our limited operating history, makes it difficult to assess our future viability.

Product development in the biotechnology industry is a highly speculative undertaking and involves a substantial degree of risk. We are a biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not yet generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry.

We have had significant operating losses since our inception (for additional information, see “Liquidity” in Note 1 to our condensed consolidated financial statements). Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our current and any future immunotherapy product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability at some point in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and infectious disease programs in addition to establishing our in-house manufacturing capabilities. Preclinical studies and clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current and any other future immunotherapy product candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE, SLATE and CORAL through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE, CORAL or any future immunotherapy product candidates.

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

•
the extent to which the COVID-19 pandemic, as it continues to evolve, may impact our operations;

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

Risks Related to Our Business

Our business is highly dependent on the successful development, regulatory approval and commercialization of our product candidates, primarily our personalized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, and CORAL, our second generation COVID-19 vaccine, all of which are in clinical trials.

We have no products approved for sale, and all three of our clinical programs are in Phase 1 or Phase 2 clinical trials. As such, we face significant translational risk with our clinical programs and our tumor and viral-specific immunotherapy approach generally. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE, SLATE and CORAL, as well as other product candidates derived from our tumor-specific immunotherapy approach, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, our product candidates based on our immunotherapy approach have only been tested in a small number of humans, and, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy, especially of a personalized immunotherapy treatment sufficient to warrant approval for commercialization.

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

•
our ability to successfully develop a commercial strategy and thereafter commercialize GRANITE, SLATE, CORAL or any future product candidates (including our partnered HIV therapeutic vaccine) in the United States and internationally, if approved for marketing, sale and distribution in such countries and territories, whether alone or in collaboration with others;

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

Scientific principles and preclinical data suggest that combination treatment of cancer patients with our TSNA-directed immunotherapy product candidates plus checkpoint inhibitors is likely to be most effective for our target indications. The Phase 1 portion of both of our Phase 1/2 clinical trials, GO-004 and GO-005, consequently, involved administration of a combination therapy with GRANITE and SLATE, respectively. Notably, all patients in the Phase 1/2 trials received anti-PD-1 monoclonal antibodies, or mAb, as background therapy. Some patients in both Phase 1 portions of our trials additionally received anti-CTLA-4 mAb. Checkpoint inhibitors such as anti-PD-1 and anti-CTLA-4 mAb are known to be effective treatments in many cancer patients and elicit objective responses in some patients. Any objective responses observed in our trials thus would have been in patients receiving our experimental therapy together with at least one checkpoint inhibitor, and attribution of objective responses to the effects of GRANITE or SLATE alone are not possible at this stage of our development program. Efficacy will be studied carefully in the respective GRANITE and SLATE Phase 2 cohorts, in which we will attempt to compare the relative contributions of our personalized and off-the-shelf immunotherapy candidates and the checkpoint inhibitors to historical data from patients treated with checkpoint inhibitors alone. Of note, patient eligibility for our clinical trials is determined based, in part, upon predicted immunogenicity of the patient’s tumor. In particular, we only accept patients predicted to have a neoantigenic burden above a certain threshold. Selection of high-immunogenicity tumors is relevant to interpretation of clinical data, since high immunogenicity (which is related to high tumor mutational burden) may be a positive prognostic factor, which means our selected patients would have a clinical outcome upon standard therapy that is superior to unselected case controls. Conversely, we are also enriching our GRANITE Phase

2 cohorts with patients with intermediate mutational burden, such as MSS-CRC, who do not respond or poorly respond to checkpoint inhibitors. While clinical response in these patients when receiving our personalized vaccines in combination with checkpoint inhibitors would be encouraging, the absence of a randomized controlled cohort will make the interpretation of these results difficult. Overall, interpretation of “time-to-event” endpoints, such as progression-free survival or overall survival, is challenging without a contemporaneous, randomized control group. As a result, even if our respective Phase 1/2 clinical trials provide early, encouraging results, they may yield limited evidence of the efficacy of GRANITE or SLATE, which may not be fully understood by investors or market participants, potentially leading to negative effects on our stock price.

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

We have initially developed our GRANITE personalized cancer immunotherapy candidates based on the prediction of a patient’s TSNA, in order to address a variety of cancers, including metastatic non-small cell lung cancer, or NSCLC, and gastro-esophageal, bladder and colorectal cancers. GRANITE is now being evaluated in the Phase 2 portion of the GO-004 trial, which started enrolling patients in the third quarter of 2020 with an objective to identify interpretable signals of efficacy when combining our vaccine candidate with immune checkpoint inhibitors with a focus on tumor types that do not respond to immune checkpoint inhibitors (MSS-CRC), respond poorly (gastro-esophageal cancers) or have progressed after first-line therapy with immune checkpoint inhibitors (NSCLC). The clinical trial of SLATE, our off-the-shelf product candidate, is currently evaluating subjects with mutation positive and metastatic and advanced solid tumors, with a focus on NSCLC, who seem to derive the strongest benefit in terms of immune response as compared to patients with colorectal and pancreatic cancers. SLATE is now being evaluated in the Phase 2 portion of the GO-005 trial, which is now focusing on patients with NSCLC and MSS-CRC. Based on findings in the earlier portion of the SLATE study, we have developed an improved KRAS-focused cassette to treat patients with KRAS-positive tumors, which entered the clinic in the third quarter of 2021. We may resume accrual of patients with pancreatic cancer once this updated version of the SLATE product candidate has shown benefits in terms of immunological and/or clinical response in patients with NSCLC or MSS-CRC. We have strategically determined to initially focus solely on the development of personalized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapy indications or those with a greater likelihood of success.

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

There have been several reported cases of severe thrombosis with thrombocytopenia occurring post-vaccination in individuals who received adenovirus-based vaccines for SARS-CoV-2, including those administered under Emergency Use Authorization (EUA). This syndrome has been termed “vaccine-induced prothrombotic immune thrombocytopenia (VIPIT)” or “vaccine-induced immune thrombotic thrombocytopenia (VITT)” but is now termed “thrombosis with thrombocytopenia syndrome (TTS)” by the Centers for Disease Control and Prevention (CDC) and the FDA. The syndrome appears to be autoimmune in nature and is associated with autoantibodies to a specific platelet-associated antigen. To date, no patients receiving our adenoviral vaccine candidate against SARS-CoV-2, CORAL, have been known to develop TTS, nor have we observed it in our cancer programs where our adenoviral vaccines are used in conjunction with checkpoint inhibitors (e.g., anti-PD1 antibody), which themselves can be associated with autoimmune toxicities; but, we cannot be certain that this or similar complications will not arise.

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

Our tumor-specific and infectious disease product candidates are biologics with complex and time-consuming manufacturing processes, and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our immunotherapy product candidates, GRANITE, SLATE and CORAL, are considered to be biologics, and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. Our product candidates for SLATE and CORAL are designed using known genetic sequences available from public databases, while the manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples. GRANITE, SLATE and CORAL require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our personalized immunotherapy GRANITE in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process, from biopsy receipt and sequencing completion to the release and shipment of GRANITE to the clinical site for patient administration, will initially take approximately 14-18 weeks. In addition, our manufacturing process for GRANITE, SLATE and CORAL are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted, and the resulting delay may adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market, if licensed.

As part of our process development efforts for GRANITE, SLATE and CORAL, we also may make changes to our manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

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

As of September 30, 2021, we had 188 full-time employees. We will need to continue to expand our managerial, regulatory, clinical science, development operations, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. We have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

In Europe, the General Data Protection Regulation (the “GDPR”) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the European Economic Area (the “EEA”). The GDPR has increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations. Further, the GDPR provides that European Union and EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. From January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR, or the UK GDPR, which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR, i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover. The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains unclear, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These uncertainties, as well as any applicable regulatory changes, may lead to additional costs and increase our overall risk exposure.

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

While the COVID-19 pandemic did not materially adversely affect our business operations in the nine months ended September 30, 2021, economic and health conditions in the United States and across most of the globe have changed considerably since the pandemic began. In particular, supply chain disruptions have become a concern for many businesses in the current environment. While, at this point, we have not experienced any material disruptions of our supply chain, the extent to which the COVID-19 pandemic may impact our results is uncertain, it could result in delays in delivery of our various products related to our manufacturing processes, which could delay our product development activities.

As a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•
We are conducting a number of clinical trials for product candidates in geographies that have been heavily affected by the COVID-19 pandemic. While the availability of first-generation vaccines in the US (and other countries) have greatly improved the outlook for the pandemic, we believe that the emergence of variants of concern and/or the potential waning of the immune protection offered by existing vaccines has the potential to lead to prolonging the effects of the pandemic, which could in turn have an impact on various aspects of our clinical trials. For example, with respect to clinical trials for our tumor-specific immunotherapy product candidates, investigators may not want to screen or treat cancer patients with our experimental vaccine and potentially expose them to the novel coronavirus during additional clinic visits. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments. This may impact the integrity of subject data.

•
While chimpanzee-based adenoviral, or ChAd, vaccines have not yet been approved in the US, there is a risk that patient candidates to our GRANITE or SLATE vaccine candidates may become ineligible due to pre-existing neutralizing antibodies to ChAd vaccines, for example following participation in SARS-CoV-2 clinical trials using such vaccines. This in turn could slow down recruitment to our clinical trials, especially if we were to consider expanding our trials in the EU, and, ultimately, if these ChAd vaccines against SARS-CoV-2 are proven effective and become widely available in the general population, may render our vaccination approach unsuitable for many cancer patients. Similarly, patients who have been previously vaccinated with a mRNA-based vaccine may be reluctant to receive our SAM vaccines, or may have contraindications such as allergic reaction to their SARS-CoV-2, mRNA-based vaccines.

•
Because of the COVID-19 pandemic, we have been forced to alter our normal business and operations, for example by encouraging remote work for our employees who, given the nature of their function, can do so effectively. However, many of our employees and contractors perform essential activities that must be completed on-site. While on-site at our facilities, all of our staff are required to wear appropriate personal protective equipment, consistent with public health guidance. The COVID-19 pandemic could disrupt our ability to secure supplies for our facilities and to provide personal protective equipment for our employees. The safety, health and well-being of our workforce is of primary concern, and we may need to enact further precautionary measures to help minimize the risk of our employees being exposed to the novel coronavirus.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of September 30, 2021, our solely owned patent portfolio includes pending patent applications and issued patents. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office, or USPTO, courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

We may pursue orphan drug designation for certain of our future product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products, or COMP, grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, orphan designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. It is no longer necessary to obtain orphan designation in the UK before an application for marketing authorization is made, and the criteria will be assessed by the UK Medicines and Healthcare products Regulatory Agency, or MHRA, at the time of assessment of the application for marketing authorization. The criteria in the UK are similar to those in the EU.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs, and application fee waivers. In addition, if an orphan-designated product receives the first FDA approval for the indication for which it has orphan designation (meaning that FDA has not previously approved a drug considered the same drug for same orphan condition), the product is entitled to orphan drug exclusivity. If there is a previously approved same drug for the same orphan condition, to obtain orphan exclusivity, the sponsor of the subsequent drug must demonstrate clinical superiority over the previously approved same drug. If granted, orphan exclusivity means the FDA may not approve any other application to market the same drug for the same indication for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity to meet the needs of the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval, subject to the positive outcome of the reassessment of the continued compliance with the orphan designation criteria at the time of approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met at the end of the fifth year since grant of the approval, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Moreover, upcoming legislative reforms in the European Union may result in a reduction of market exclusivity periods for orphan medicinal products and/or imposition of additional requirements for grant of such exclusivity. In the UK, if the criteria for orphan designation are met at the time of assessment of the marketing authorization, the applicant is entitled to a fee reduction and ten years of market exclusivity. The terms of market exclusivity, and possibility for the period to be reduced, are similar to those in the EU.

Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for the product candidate for any particular orphan indication due to the uncertainties associated with developing novel biologic products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or European Commission, on the basis of a scientific opinion by the EMA, or the UK MHRA can subsequently approve the same drug with the same active moiety for the same condition if the FDA or EMA or MHRA concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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

The RACE for Children Act enacted in the U.S. in August 2017 and the European Pediatric Regulation implemented in 2007 as well as similar legislation in the UK may require us to develop our products in pediatric cancer patients. Pediatric cancers are rare, mutational burden is usually low in pediatric tumors and our approach may not be suited for children with cancer, or it may be difficult and slow to accrue children with cancers in our clinical trials. We may incur delays in meeting potential regulatory obligations or require additional investments to fulfill our regulatory commitments, and ultimately may be found incompliant if we cannot deliver pediatric data within the agreed timelines. This could lead to delays in regulatory approval and ultimately commercial licensure of our GRANITE or SLATE products.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through fiscal year 2030, with the exception of a temporary suspension from May 1, 2020 through December 31, 2021, unless additional action is taken by Congress. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies (including, for example, by requiring drug manufacturers to disclose planned drug price increases and the rationales for such increases), implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees, and other remuneration provided by drug manufacturers related to certain pharmaceutical products, enable the government to negotiate prices for drugs covered under Medicare, including H.R. 3 which passed the House, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability for single source and innovator multiple source drugs effective as of January 1, 2024 under the American Rescue Plan Act of 2021, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program, eliminate anti-kickback statute discount safe harbor protection for manufacturer rebate arrangements with Medicare Part D Plan Sponsors and pharmacy benefit managers on behalf of Part D Plan Sponsors and create new anti-kickback statute safe harbors applicable to certain point-of-sale discounts to patients and fixed-fee administrative fee payment arrangements with pharmacy benefit managers, each of which are currently stayed, and facilitate the importation of certain lower-cost drugs from other countries. In July 2021, President Biden issued an Executive Order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition, including directing FDA to support and work with states and Indian Tribes to develop importation plans to import prescription drugs from Canada. The Executive Order required the Secretary of Health and Human Services to develop a comprehensive plan for addressing drug prices. The plan was released on September 9, 2021, and it includes support for legislative and administrative actions that would improve affordability, access and competition, and foster scientific innovation. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In the European Union and UK, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Moreover, upcoming legislative and policy changes in the European Union, some of which are likely to materialize in 2022, are aimed at increasing accessibility and affordability of medicinal products, as well as at increased cooperation between the European Union member states. Such initiatives may further impact the price and reimbursement status of our products in the future.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, we have issued and may continue to issue shares in our “at the market offering” program or other registered offerings under the 2019 Shelf Registration Statement, and we have issued shares pursuant to the First PIPE Financing and the Second PIPE Financing transactions entered into in December 2020 and September 2021. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of September 30, 2021, we have a total of 64,251,581 shares of common stock outstanding, as well as approximately 17.9 million shares underlying pre-funded warrants and approximately 5.3 million shares of common stock that are subject to outstanding options, restricted stock units or other equity awards. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (the “IRC”), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Any equity financing transactions, private placements and other transactions that occur within a three-year testing period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as a result of prior or future offerings of our common stock or sales of common stock by existing stockholders, could have an adverse effect on our results of operations in our future years.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct, among other requirements. Our management and other personnel devote a substantial amount of time to ensure that we comply with all of these requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms or at all.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

On September 16, 2021, we entered into a Securities Purchase Agreement with certain purchasers identified on the signature pages thereto (the “Purchasers”), pursuant to which we issued and sold to the Purchasers, in an unregistered offering in reliance on the exemption from registration provided for under Section 4(a)(2) of the Securities Act and Rule 506 of Regulation D thereunder, an aggregate of 5,000,000 shares of common stock, par value $0.0001 per share, at a per share purchase price of $11.00 per share. We received aggregate gross proceeds of $55.0 million. The closing of the private placement occurred on September 17, 2021. We relied on this exemption from registration for private placements based in part on representations made by the Purchasers, including the representations with respect to their status as accredited investors, as such term is defined in Rule 501(a) of the Securities Act.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/2018	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	05/06/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/2021	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/11/2020	4.3

10.1	Office/Laboratory Lease, by and between Gritstone bio, Inc. and RREF II Kenmore Lessor III LLC and RREF II Kenmore Lessor IV LLC, effective as of September 23, 2021	8-K	9/29/2021	10.1

10.2	First Amendment to Lease, by and between Gritstone bio, Inc. and MIL 21E, LLC, effective as of September 21, 2021	8-K	9/29/2021	10.2

10.3	Third Amendment to Office/Laboratory Lease, by and between Gritstone bio, Inc. and MIL 21E, LLC, effective as of September 21, 2021	8-K	9/29/2021	10.3

10.4	Securities Purchase Agreement, dated September 16, 2021	8-K	9/17/2021	10.1

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

					X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2021 has been formatted in Inline XBRL.	X

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

Gritstone bio, Inc.

Date:	November 3, 2021	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)