Form 10-K
period 2021-12-31
Gritstone bio, Inc.
filed 2022-03-10
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2021

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

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2021 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $419.0 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2021 of $9.13 per share. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2022 was 72,708,342.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 17, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this report relates.

i

PART I

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
our clinical and regulatory development plans for our product candidates;
•
our expectations regarding the potential market size and size of the potential patient populations for our product candidates, in particular those within the CORAL, GRANITE, and SLATE programs and any future product candidates with limited patient populations, if approved for commercial use;
•
our expectations regarding the data to be derived in our ongoing and planned clinical trials including, among other things, our expectations for the size and design of our planned clinical trials, timing of commencement and initiation of our trials and the timing of the availability of data from such trials;
•
our expectations with regard to our Gritstone EDGE™ artificial intelligence and vaccine platforms, including our ability to utilize (i) the Gritstone EDGE™ platform to predict the tumor-specific neoantigens that will be presented on a patient’s tumor cells and identify highly conserved T cell epitopes for durable protection for infectious diseases, such as SARS-CoV-2 and (ii) our vaccine platform to deliver selected antigens to the patient’s immune system to drive the destruction of tumors or virally-infected cells;
•
the timing of commencement of our future nonclinical studies, clinical trials and research and development programs;
•
our ability to acquire, discover, develop and advance product candidates into, and successfully complete, clinical trials;
•
our expectations regarding the impact of the COVID-19 pandemic or the end of the COVID-19 pandemic on our operations;
•
our intentions and ability to establish collaborations and/or partnerships;
•
the timing or likelihood of regulatory filings and approvals for our product candidates;
•
our expectations with respect to the commercialization, marketing and manufacturing of our product candidates;
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
•
the sufficiency of our capital resources and timing of our cash runway, as well as our actual needs for additional financing and our ability to obtain additional capital;
•
the accuracy of our estimates of our expenses, future revenue and capital requirements;
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

This Annual Report on Form 10-K also contains estimates, projections and other information concerning our industry, our business and the markets for our product candidates, including data regarding the estimated patient population and market size for our product candidates, as well as data regarding market research, estimates and forecasts prepared by our management. Information that is based on estimates, forecasts, projections or similar methodologies is inherently subject to uncertainties, and actual events or circumstances may differ materially from events and circumstances reflected in this information. Unless otherwise expressly stated, we obtained this industry, business, market and other data from reports, research surveys, studies and similar data prepared by third parties, industry, medical and general publications, government data and similar sources. In some cases, we do not expressly refer to the sources from which this data are derived. In that regard, when we refer to one or more sources of this type of data in any paragraph, you should assume that other data of this type appearing in the same paragraph are derived from the same sources, unless otherwise expressly stated or the context otherwise requires.

In addition, statements that “we believe” and similar statements reflect our beliefs and opinions on the relevant subject. These statements are based upon information available to us as of the date of this Annual Report on Form 10-K, and while we believe such information forms a reasonable basis for such statements, such information may be limited or incomplete, and our statements should not be read to indicate that we have conducted an exhaustive inquiry into, or review of, all relevant information. These statements are inherently uncertain and investors are cautioned not to unduly rely upon these statements.

Note Regarding Company References

Unless the context otherwise requires, the terms “Gritstone,” “the Company,” “we,” “us,” and “our” in this Annual Report on Form 10-K refer to Gritstone bio, Inc. and its subsidiary.

Item 1. Business.

Overview and Strategy

We discover, develop, manufacture, and deliver next generation cancer and infectious disease immunotherapy candidates by leveraging both of our potent and proprietary vaccine vectors, self-amplifying mRNA (samRNA) and chimpanzee adenovirus (ChAd), with the aim of improving patient outcomes and eliminating disease. The immune system sits at the nexus of many diseases, and we believe that manipulation of the immune system has enormous potential to drive transformational therapeutic and preventative benefits.

Since our founding, our primary focus has been the generation of antigen-specific T cells, particularly the challenging but critical cytotoxic CD8+ T cell subclass, which we believe can be achieved through utilizing samRNA and ChAd. Recent advances have pointed to T cells as being central to the success of cancer immunotherapy (most visibly with the success of adoptive T cell therapy for liquid tumors) and critical in the elimination of virally infected cells, including SARS-CoV-2. We started work in the field of cancer immunotherapy, leveraging tumor neoantigens in an effort to drive potent CD8+ T cell responses to our vaccines with the goal of tumor cell destruction through CD8+ T cell recognition of tumor cells by virtue of their surface display of neoantigens. More recently, we have expanded the scope of our development efforts to include infectious disease, wherein we believe CD8+ T cells and neutralizing antibodies (nAbs), along with other T cells can be elicited for both therapeutic and protective effect. Our unique chimeric immunogen approach, whereby our vaccines deliver both whole proteins to drive nAb plus protein fragments to drive T cell responses, have the potential to both neutralize incoming pathogens (through nAbs) and then kill infected cells through CD8+ T cell recognition of foreign, pathogen-derived peptides displayed on the surface of infected cells. There are also opportunities to “mix and match” with our ChAd and samRNA vectors, an approach that has been shown to be attractive (COVID-19 example) as a mechanism for driving potent immune responses.

Our research and development strategy is built on harnessing the power of T cells through the optimization of two key platforms (see below), which together along with our manufacturing capabilities drive the discovery and advancement of distinct product candidates in oncology and infectious disease. To date, we have developed four clinical-stage programs across these two therapeutic areas (Figure 2. Our Clinical-Stage Pipeline and Anticipated Milestones).

Our two oncology programs in clinical stage development are GRANITE, an individualized neoantigen-based immunotherapy, and SLATE, an “off-the-shelf” shared neoantigen-based immunotherapy. Within our infectious disease pipeline, we have two programs in clinical stage development: CORAL, a second generation COVID-19 vaccine program, which we believe may have pan-coronavirus potential to protect against future coronavirus pandemics, and an HIV therapeutic/cure vaccine candidate that we are collaborating on with Gilead Sciences, Inc.

Our Two Key Platforms

We believe that the following two platforms can build upon each other to further our ability and potential to develop next generation immunotherapies for cancer and infectious disease, and drive advancement of our novel product pipeline:

1.
EDGE™ Antigen Discovery and T cell Target Identification Platform

Our proprietary EDGE™ artificial intelligence platform has the ability to provide accurate identification of antigens that can be recognized by the immune system on tumor or virally-infected cells. In the case of tumor cells, mutations in tumor DNA provide a large set of altered (non-self) candidate protein fragments which can be assessed by EDGE™ with selection of high probability antigen targets (neoantigens) for inclusion in our vaccine candidates. In the case of pathogens, with a current focus on viruses, EDGE™ is used to analyze the DNA/RNA sequence of the pathogen with the goal of predicting which fragments of which genes will likely function as T cell antigens on the surface of virally-infected cells. Using EDGE™ in this way, we design the component of a vaccine candidate which contains the specific target antigens for administration to humans (immunogen), with the aim of generating strong immune responses to those antigens to achieve a desired biological effect. Such immune responses can be preventive (e.g., protecting against viral infections) or therapeutic (e.g., treating cancer by aiming to eliminate tumor cells through recognition of tumor neoantigens).

2.
Unique Delivery Capabilities

Having designed suitable immunogens with EDGE™, the next task is to embed the immunogen within a delivery system (vector) to stimulate the human host’s immune system and drive generation of T cells and neutralizing antibodies (nAbs) against the immunogen. The generation of CD8+ T cells has historically been challenging, and most vaccine vectors do not drive strong CD8+ T cell responses. This represents a key opportunity for us, and we have developed the following proprietary vectors that are designed to elicit nAb and CD8+ T cell responses: self-amplifying mRNA (samRNA) and chimpanzee adenovirus (ChAd). Immunogens encoded within these vectors are delivered to subjects, and immune responses to the chosen antigens can be measured. We believe these immune responses have the potential to lead to clinical benefit – either preventative (through the prevention of pathogen infection and its consequences (e.g., SARS-CoV-2 prophylactic vaccine) or therapeutic (e.g., solid tumor destruction).

The samRNA platform is becoming established as a key asset for Gritstone. The success of first-generation mRNA vaccines for SARS-CoV-2 (Comirnaty and Spikevax) has validated mRNA as a vaccine technology, and we believe the samRNA vector has the potential to offer key benefits over mRNA, including dose sparing and more potent CD8+ T cell induction.

Key Technologies and Capabilities

Our Proprietary Gritstone EDGE™ Platform

At the core of our approach to immunotherapy is our deep understanding of antigens and neoantigens, and specifically which ones will be transcribed, translated, processed and presented on a cell surface. Antigen presentation is complex to predict since these multiple biological steps must be comprehended within any prediction system and, notably, antigenic peptide fragments are displayed on the cell surface by highly variable human leukocyte antigen (HLA) molecules that vary subject-to-subject. We aim to accomplish this by utilizing our proprietary artificial intelligence-based platform, EDGE™.

Developing cancer immunotherapies that include tumor-specific neoantigens is challenging – tumors typically have hundreds of mutations, but only a small percentage of those mutations result in tumor-specific neoantigens (TSNA). We believe that our EDGE™ platform leads the field in TSNA identification. We believe that previously available technologies cannot predict the presence of TSNA with sufficient accuracy to design a therapy that is likely to be effective. To address this challenge, we trained EDGE™’s novel integrated neural network model architecture with millions of datapoints from thousands of tumor and normal tissue samples from patients of various ancestries. As a result, we are able to use sequence data from a patient’s routine core needle tumor biopsy in an effort to predict which mutations will generate TSNAs most likely to be presented on the tumor cell surface by the subject’s particular HLA. Applying the EDGE™ platform to sequence data from human tumors, we have observed a 9-to-10-fold improvement in prediction performance with our EDGE™ platform compared to traditional approaches. These data were published in Nature Biotechnology in December 2018, and a US patent covering the concept was issued to us in 2018. Additionally, a large academic study published in Nature Biotechnology supported the potential utility of this class of machine-learning approaches for the prediction of HLA presented peptides and TSNA. We continue to identify novel tumor antigens and improve the performance of EDGE™.

Our EDGE™ platform is also critical to our development of next-generation vaccine candidates for both the treatment and prevention of infectious diseases. Vaccines against viruses ideally generate both neutralizing antibody responses to whole proteins on the virus surface, and T cell responses to the short fragments of viral proteins which are displayed on the surface of virally infected cells. All viral proteins are foreign to the human immune system, but as noted above, only certain short fragments of proteins (peptides) are displayed on the cell surface by HLA and visible to T cells. The specific fragments presented will vary between subjects depending upon the HLA type of the subject (conceptually similar to someone’s blood type but more complex). Our EDGE™ platform is designed to identify key viral protein fragments that have the potential to drive strong T cell responses.

We have filed (and received issuance) of multiple patents around the EDGE™ platform, which we believe will protect our intellectual property and enable exclusivity over the coming years. It should be noted that vaccines for infectious disease typically also aim to stimulate nAbs to pathogen surface proteins, which is relatively straightforward since, unlike T cells, nAbs bind to whole proteins which can be readily encoded within vaccines. Combining both nAb targets (whole proteins or protein domains) and T cell targets (peptides) into a single “chimeric” immunogen is a unique feature of Gritstone’s infectious disease vaccines. This approach aims to fully mobilize both effector arms of the protective immune response, nAbs and CD8+ T cells.

“Mix and Match” Delivery Systems

Upon our founding, we intentionally selected samRNA and ChAd as our vectors of choice due to the benefits provided by using each independently and the belief we could also utilize them in combination to potentially drive potent and broad immune responses. Today, we use these proprietary vectors across our clinical programs both independently and in combination as either a heterologous or homologous prime-boost.

self-amplifying mRNA (samRNA)

Our samRNA vector is based on a synthetic RNA molecule derived from a wild-type Venezuelan Equine Encephalitis Virus (VEEV) replicon with the goal of extending the duration and magnitude of immunogen expression to drive potent and durable immune responses. The samRNA is delivered in a lipid nanoparticle (LNP) formulation. We are deploying this vaccine platform across our clinical stage programs. Like traditional mRNA vaccines, samRNA vaccines use the host cell’s transcription system to produce target antigens to stimulate adaptive immunity. Unlike traditional mRNA, samRNA has an inherent ability to replicate by creating copies of the original strand of RNA once it is in the cell.

Potential benefits of samRNA may include extended duration and magnitude of antigen expression, strong and durable induction of neutralizing antibody and T cell immunity (CD4+ and CD8+), dose sparing, and a refrigerator stable product.

Figure 1.	Self-amplifying mRNA (samRNA) replicates within transduced cells, potentially driving stronger and more durable immune responses compared to traditional mRNA vaccines

Chimpanzee Adenovirus 68 (ChAd)

Chimpanzee Adenoviral (ChAd) vectors have been utilized in clinical studies in infectious disease and oncology over the last 20 years, and have been demonstrated to be well tolerated and effective at generating rapid and substantial CD4+ and CD8+ T cell responses. Additionally, ChAd vectors can induce B cell immune responses, i.e., elicit nAbs.

In-house Manufacturing

We manufacture our products at our own fully-integrated good manufacturing practice (GMP) biomanufacturing facilities. The ability to control the manufacturing of high-quality tumor-specific immunotherapy products, and scale production, if early data are positive, is critical for efficient clinical development and commercialization. We have invested significant resources in our Cambridge, Massachusetts sequencing lab and our Pleasanton, California biomanufacturing facility to address these needs and position ourselves to control the critical steps in the production of our immunotherapy candidates.

Translation and Optimization of Vaccine Design

Vaccines targeting neoantigens identified from common tumor driver mutations are of increasing interest as evidence of clinical benefit builds, and opportunities to combine such vaccines with immune modulators are growing. Through our work, we gain insights that go from “bench to manufacturing to bedside” and back, and we have systems and processes in place to translate these insights across functions and systems to optimize vaccine and cassette design. The most notable example of this work is within SLATE, our program focused on developing an “off the shelf” neoantigen immunotherapy for oncology, where we utilized outcomes from our first candidate (SLATE v1) to develop an optimized a second candidate (SLATE-KRAS), which has since exhibited immunogenic superiority over v1 in human HLA-transgenic mice. This optimized candidate (SLATE-KRAS) is now being evaluated in Phase 2 testing in patients with advanced lung and colorectal cancers.

Our Strategy

We believe that our team of industry leaders, each possessing specific expertise across our core disciplines of cancer genomics, immunology and vaccinology, clinical development, regulatory, and biomanufacturing, can successfully deliver groundbreaking immunotherapies for cancers and infectious diseases by executing on the following strategic priorities:

•
Leverage our proprietary Gritstone EDGE™ platform and maximize its utility across modalities. Using contemporary DNA/RNA sequencing, mass spectrometry and machine-learning approaches, we have developed our proprietary EDGE™

platform, which is designed to predict the antigenic landscape of a tumor that allows for select targeting with individualized immunotherapy. We have analyzed surface HLA-peptide presentation of over 1,000 human tumor and normal tissue samples from a variety of ethnicities, together with multiple cell lines. We have used this enormous dataset comprising >3 million tumor-presented peptides to advance our detailed understanding of tumor antigens (both neoantigens and other non-mutated shared tumor-specific antigens). We have trained the EDGE™ model to predict class I HLA-presented neoantigens on human tumors (as used currently in our clinical SLATE and GRANITE programs), and we have extended the model to include class II HLA-presented neoantigens. We have predicted and then validated multiple novel shared TSNA, which has enabled development of our SLATE program. We are now using EDGE™ to identify novel classes of tumor antigens across our programs and to predict viral epitopes for inclusion in our SARS-CoV-2 vaccine candidates. These epitopes are derived from viral genes outside of Spike in an effort to broaden the T cell response against the virus and are commonly subsequently validated in samples from convalescent individuals.
•
Continue to build and optimize our in-house biomanufacturing capabilities to maintain the highest controls on quality and capacity. We believe the speed, quality, reliability and scalability of our manufacturing capabilities will be a core competitive advantage to our clinical development and potential commercial success, and we have invested extensively in building our own manufacturing facilities. We have successfully internalized all biomanufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. We have internalized the majority of our quality control testing elements as well, though we outsource where prudent and feasible. We believe that operating our own manufacturing facility provides us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term manufacturing cost control. We may elect to outsource certain aspects of product manufacturing (such as lipid nanoparticle encapsulation of our RNA) for convenience; but importantly, we have the capability to manufacture every element of our heterologous prime-boost immunotherapy candidates.
•
Continue advancing GRANITE through randomized, controlled trials with the goal of evaluating these candidates into community oncology settings and earlier lines of treatment. Phase 1/2 clinical data to date have demonstrated initial positive safety results, induction of substantial neoantigen-specific CD8+ T cell responses and molecular responses for our individualized vaccine program. Building on that success, we now have two studies – the Phase 2/3 GRANITE-CRC-1L trial and the Phase 2 GRANITE-CRC-ADJUVANT trial - in process. We are pleased with results observed with GRANITE to date in hard-to-treat, late-line CRC patients, and are optimistic we could see similar or better results from neoantigen immunotherapy in earlier lines of treatment where immune responses have the potential to be stronger and tumor genomic complexity is lower. Through these studies, we are also evaluating the potential of ctDNA as a new biomarker by which cancer progression could be measured. We believe the potential regulatory approval of our individualized vaccine candidate represents a potentially transformative development within cancer care.
•
Continue advancing and optimizing our SLATE immunotherapy candidate to include other antigen classes to both broaden applicable patient population and drive multiple antigens per patient. In initial clinical trials, the first format of SLATE (v1), which was focused on KRAS and p53 mutations, demonstrated induction of CD8+ T cells against multiple KRAS driver mutations but that strong responses were observed only in a minority of patients. Specifically, we found that P53 mutations were immunodominant and crowded out the mutant KRAS-specific immune response. Although these initial outcomes were very promising, we believed we could further optimize our immunotherapy to further maximize potential clinical benefit. Consequently, we developed a next-generation SLATE candidate, referred to as SLATE-KRAS, which includes a redesigned cassette and exclusively includes epitopes from mutated KRAS. Our long-term vision is to continue optimizing this immunotherapy candidate to include other antigen classes to both broaden addressable patient population and also drive multiple antigens per patient.
•
Develop a second-generation vaccine candidate against SARS-CoV-2, the virus that causes COVID-19. We have developed an optimized samRNA vaccine candidate that we believe is differentiated from first-generation SARS-CoV-2 vaccines. Differentiating characteristics of samRNA include the potential for increased antigen expression relative to non-replicating mRNA and for potent CD8+ T cell responses against numerous T cell targets. SamRNA also holds the potential for dose sparing and refrigerator stability, both of which are not currently provided by first-generation mRNA vaccines. We are currently evaluating five distinct SARS-CoV-2 product candidates across four different clinical trials containing Spike plus additional non-Spike T cell epitope (TCE) sequences (and also full-length nucleocapsid) (See: Figure 2. Our Clinical-Stage Pipeline and Anticipated Milestones). These studies include homologous and heterologous prime-boost regimens. We believe this “T cell-enhanced samRNA” approach could also represent a first step toward developing a pan-coronavirus vaccine.
•
Conduct research and development on additional pathogens/infectious diseases. Our research pipeline focuses on the development of a therapeutic HPV vaccine with support from the Bill and Melinda Gates Foundation as well as the development of an influenza (FLU) and pan-coronavirus vaccine utilizing the samRNA vaccine platform and our capability in generating chimeric vaccine cassettes to drive broad and potent neutralizing antibodies and CD8+ T cells against these viruses.

Clinical-Stage Pipeline

Our dual platform has enabled us to advance potentially differentiated clinical assets across multiple therapeutic areas. The table below summarizes key information about our clinical-stage pipeline.

Figure 2.	Our Clinical-Stage Pipeline and Anticipated Milestones

* Abbreviations: SWT– Wild type variant Spike (Original); SBETA – South African variant Spike (Beta); SOMICRON – Omicron variant Spike

** CORAL next-generation COVID-19 vaccines includes Spike protein and additional T cell epitopes (TCE) from the SARS-CoV-2 virus; there are 5 different investigational COVID-19 product candidates testing/planned in clinical trials with various antigenic cassettes targeting Wild Type, Beta and Omicron variants of SARS-CoV-2

Oncology Programs

Immuno-oncology (I-O) represents one of the most significant advances in the history of cancer treatment. I-O is an emerging field of cancer therapy that aims to activate the immune system to enhance and/or create anti-cancer immune responses, as well as to overcome the immuno-suppressive mechanisms that cancer cells have developed against the immune system. It is well established that the immune system can, on occasion, successfully eliminate all tumor cells, leading to long-term benefit and even cures in some patients with solid tumors. The primary challenge in immuno-oncology is to extend this useful biology to many more cancer patients, and to do so earlier in the treatment paradigm. Understanding which cells of the immune system are critical, what they recognize on tumor cells, and why they are typically absent or ineffective in cancer patients is core to overcoming this challenge. T cells are the vital foot soldiers in the immune attack upon cancer cells. T cells have evolved to recognize “foreign” markers (antigens) on cells infected by viruses, and DNA mutations, which are a hallmark of cancer cells, often lead to the generation of equivalent “foreign” markers (neoantigens), which are different from normal or “wild-type” proteins. Exploitation of this cancer cell vulnerability using new biological and computational tools lies at the heart of our programs.

The first checkpoint inhibitor (CPI) was approved in 2011 and today, despite only a modest breadth of efficacy across patients, this class of therapies has significantly changed the way cancer is treated. However, because checkpoint inhibitors work through relatively non-specific stimulation of occasional, pre-existing, tumor-specific T cells (typically recognizing neoantigens), they are effective in only a subset of solid tumor patients, with objective responses (substantial tumor shrinkage) observed in 0-20% of all patients with cancer of the lung, breast, prostate, colon/rectum and ovary (the major lethal solid tumor types). Many patients appear not to possess meaningful numbers of T cells that recognize their tumors (so-called “cold” tumors). We believe the path to broader immuno-oncology efficacy and more meaningful clinical responses resides in the de novo generation of new, potent, tumor-specific CD8+ T cell responses.

Neoantigen Derived Immunotherapy

Neoantigens are a newly-identified class of targets for cancer immunotherapy and have been validated in cancer patients as potentially the most critical T cell targets. These neoantigens comprise short, tumor-specific, mutated peptide sequences presented on cancer cells, referred to as TSNA or fragments of viral proteins displayed upon the surface of cells infected by virus. Accurate identification of these critical protein fragments a priori is a challenging undertaking. Evidence suggests that when a solid tumor patient responds to anti-PD-(L)1 antibody therapy, they do so because T cells that recognize TSNA are activated. Neoantigens can be classified as either patient-specific, meaning each patient has their own unique neoantigens, or shared, whereby some common driver mutations are presented on the tumor cell surface of multiple patients. We believe that our EDGE™ platform leads the field in TSNA identification. A core challenge in TSNA prediction is that T cells recognize short mutant peptides presented on the surface of tumor cells by human leukocyte antigen (HLA) molecules, which are platform-like structures that vary profoundly across individuals. Prediction of TSNA, therefore, must be tailored to each individual, comprehending their own tumor mutations and their HLA types.

Our therapeutic hypothesis is that treatment with individualized TSNA-containing vectors combined with immune checkpoint inhibitor therapy will generate de novo, or augment existing, selective, TSNA-specific T cell response, unleashing the natural power of the immune system on tumor cells, potentially improving efficacy without a substantial increase in off-tumor toxicity. Our individualized immunotherapy candidates are designed to fit easily into a community oncology setting and to be administered in earlier lines of treatment rather than only in refractory or relapsed cancers.

We are developing a portfolio of cancer immunotherapy product candidates aimed at the highly targeted activation of tumor-specific T cells in solid tumors. Our two clinical-stage programs (GRANITE, which is “individualized” and SLATE, which is “off-the-shelf”) aim to induce a substantial neoantigen-specific CD8+ T cell response using neoantigen-containing immunotherapies. We have designed our individualized immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe that this will extend the utility of our product candidates, if approved, into the community setting and not limit their use to scarce centers of excellence. GRANITE patients receive an immunotherapy product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In contrast, SLATE patients are selected to carry both a particular mutation and the matching HLA type. Nevertheless, we have observed cytotoxic T cell responses to multiple administered TSNA and early signs of clinical benefit with both of these oncology product candidates. The immunotherapy regimens consist of administration of the TSNA-containing vectors (vaccines) as a heterologous prime-boost system together with checkpoint inhibitors systemic anti-PD-(L)1 antibody and low-dose subcutaneous anti-CTLA-4 antibody.

Our Construct and Antigen Delivery System for GRANITE and SLATE

Our individualized immunotherapy candidates consist of (1) a prime vector and (2) a boost vector, both of which contain (3) a neoantigen cassette:

1.
Prime Vector. Our prime vector is a chimpanzee adenovirus (ChAd). There is extensive clinical experience with the ChAd vector platform in infectious disease studies over the last 20 years demonstrating that ChAd vectors are well tolerated and consistently generate rapid and substantial CD4+ and CD8+ T cell responses that have been shown, in a Phase 2b randomized controlled trial, to protect humans against infections such as malaria.
2.
Boost Vector. Our boost vector is a samRNA formulated in a lipid nanoparticle (LNP). A samRNA vector comprises RNA that encodes the selected target antigens, such as TSNA, plus a virus-derived RNA polymerase (RNA copying enzyme). After injection into muscle and uptake into host cells, the RNA is translated into protein, and the RNA polymerase starts to replicate the originally injected source RNA, amplifying the number of copies within the cells dramatically. This leads to production of large amounts of the delivered target antigens. During the RNA replication, RNA structures that are foreign to a normal cell are generated, which drives a strong danger signal to surrounding immune cells, triggering an early immune reaction (innate immune response). The presence of large quantities of antigen in an immune-stimulating environment drives profound antigen-specific T cell responses (adaptive immune responses). This approach is fundamentally distinct from using first-generation mRNA, which does not possess these attractive properties.
3.
Neoantigen Cassette. Within each of the two vectors used for the prime and boost immunizations, we include a cassette that contains neoantigens. For GRANITE, we have designed the cassette to contain 20 TSNA, based on several considerations, including TSNA prediction performance, breadth of the tumor-specific immune response and potential immune competition and manufacturing factors. For SLATE, the cassette is fixed for all patients, and contains common driver mutations (e.g. KRAS), which are known to be processed and presented by certain HLA molecules such as neoantigens that are shared between some patients. For GRANITE, the cassette is designed and made uniquely for each patient based upon their tumor sequence data and EDGE™-based TSNA predictions. Most SLATE patients’ tumors will only present a single neoantigen contained within the shared cassette. In contrast, although all of the mutations in a GRANITE cassette are contained within the patient’s own tumor and can activate T cell responses post immunizations, it is expected that some of the delivered mutations, while present in the tumor genome, will not be processed and presented as a tumor cell surface neoantigenic HLA-peptide complex. We expect this to be acceptable, since these sequences are not wild-type (found in normal cells) and, therefore, only an irrelevant mutated peptide-specific immune response is expected to be elicited.

Our therapeutic goal with both SLATE and GRANITE is to drive a large and sustained T cell response against all TSNA presented on a patient’s tumor. Cancer patients may have pre-existing memory T cells directed against some of the TSNA delivered within the neoantigen cassette in their individualized immunotherapy. Boosting such pre-activated TSNA-specific T cells requires less antigen-specific stimulation than priming naïve T cells that have not yet been activated against their respective neoantigen. Importantly, early clinical data in the field suggest that, for the majority of TSNA within the immunotherapy cassette, priming naïve T cells will be required to mount a large and broad immune response. Priming naïve T cells is a multi-step process that requires a potent antigen delivery platform able to deliver cassette neoantigens in a highly immunogenic manner.

Human infectious disease vaccine experience has taught us that delivering antigens within an adenoviral vector can prime a substantial T cell response consisting of cytotoxic CD8+ T cells and CD4+ T-helper cells. We believe an adenoviral vector is one of the most potent antigen-delivery platforms to prime naïve T cells. Peptide vaccination has not been able to accomplish this goal.

We believe that continued strong immune pressure upon the tumor is likely necessary to prevent immune escape by the tumor and drive a durable clinical response. To sustain high numbers of tumor-specific T cells, the same tumor-specific antigen can be given in a different vector from that used to prime, as a boost immunization. This heterologous prime-boost concept has been shown to activate and sustain high antigen-specific T cell responses, as shown in Figure 3 below.

Figure 3.	Comparison of Heterologous Prime-Boost with Homologous Prime-Boost and Prime Alone

GRANITE individualized neoantigen-based immunotherapy

Our first oncology product candidate, GRANITE, is an individualized neoantigen-based immunotherapy. The GRANITE process begins with receipt of a routine tumor biopsy from the patient. We utilize our in-house sequencing capabilities on the tumor sample and then apply our proprietary EDGE™ platform to derive a set of predicted TSNA likely to be presented on the patient’s tumor. Using these TSNA, we design a highly potent individualized immunotherapy candidate containing the relevant neoantigens to be administered by simple intramuscular injection. We have designed each of our tumor-specific immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe this approach would extend the utility of our product candidates into the community oncology setting and not limit their use to scarce centers of excellence. We believe that, thanks to its design, our tumor-specific immunotherapy candidate has the potential to expand the efficacy of immunotherapy into broader patient populations. GRANITE was granted Fast Track designation by the Food and Drug Administration (FDA) for the treatment of microsatellite stable colorectal cancer (MSS-CRC).

GRANITE GO-004 (NCT03639714)

We have completed enrollment (treatment ongoing) for a Phase 1/2 clinical trial for GRANITE in combination with checkpoint inhibitors for patients with MSS-CRC who have progressed on FOLFOX/FOLFIRI therapy and in patients with gastro-esophageal (GEA) cancer who have progressed on chemotherapy. We presented updated interim efficacy, immunogenicity and safety data from this GRANITE Phase 1/2 study during the European Society of Medical Oncology (ESMO) congress in September 2021. As of the August 5, 2021 data cut-off date, GRANITE immunotherapy was generally well tolerated in 26 patients treated in the study with metastatic solid tumors largely focused on MSS-CRC and GEA and showed no dose limiting toxicities, consistent and potent immunogenicity (CD8+ neoantigen-specific T cell induction in all subjects), as well as reduction in circulating tumor ctDNA (molecular response) and tumor lesion size reductions.

As of the August 5, 2021 data cut-off date, the GRANITE Phase 1/2 study treated 26 patients: 14 in the Phase 1 dose escalation portion and 12 in the Phase 2 portion across three tumor-specific expansion cohorts – MSS-CRC, GEA, and non-small cell lung cancer (NSCLC). All patients receive our proprietary heterologous prime-boost consisting of ChAd and samRNA in combination with intravenous nivolumab and subcutaneous ipilimumab.

In MSS-CRC patients, where checkpoint inhibitors have shown minimal activity, GRANITE elicited a 44% molecular response rate in 9 evaluable patients (defined as a 50% or greater reduction in ctDNA from baseline) which is an increasingly well recognized objective efficacy biomarker for novel immunotherapy. Patients who demonstrated molecular response had median overall survival of >17 months (median not reached) whereas those without molecular response exhibited a median overall survival of 7.8 months, consistent with expected outcomes in 3rd line treatment of MSS-CRC.

A confirmed complete RECIST response was observed in a GEA patient (ctDNA negative at baseline). As of the August 5, 2021 data cut-off date, multiple patients remained on treatment for over 6 months with a lack of confirmed disease progression including 2/9 MSS-CRC patients receiving treatment beyond 12 months and one patient at 11+ months, which contrasts sharply with the expected outcome for these patients. As of the August 5, 2021 data cut-off date, 50% of patients (3/6) showed a slow decrease in volume of multiple pulmonary metastasis during the first year of therapy, even though these objective radiological responses did not meet RECIST criteria. These radiological observations were associated with prolonged time on study and decrease in biomarkers such as ctDNA.

Figure 4.	Clinical Activity in Previously Treated MSS-CRC Based on Partial and Complete Molecular Responses and Associated Prolonged Progression-Free Survival

SD=stable disease; PD=progressive disease

1.
ctDNA assessment based on Gritstone-developed, tumor-informed assay

2.
ctDNA assessment not available for the 3 most recently treated patients
3.
Patients G14 and G16 with PD at week 16 and 9 respectively not confirmed on subsequent scans through week 24

Figure 5.	G8 Case Study: Lung CT Shows Transient Lesion Expansion at Week 8 Then Contraction

GRANITE Randomized Controlled Trials: GRANITE-CRC-1L and GRANITE-CRC-ADJUVANT

Based on the signals of activity observed in the GRANITE Phase 1/2 study, especially in MSS-CRC, we have discussed potential registrational paths with the FDA and are subsequently launching two new studies for patients with MSS-CRC. The first study (GRANITE-CRC-1L, NCT05141721) is a Phase 2/3 study evaluating GRANITE as a maintenance treatment in patients with newly diagnosed, metastatic MSS-CRC who have completed FOLFOX- bevacizumab induction therapy. In support of this study, we entered into a clinical trial collaboration and supply agreement with F. Hoffman-La Roche Ltd to evaluate the safety and tolerability of GRANITE in combination with TECENTRIQ (atezolizumab).

The second study is a separate randomized Phase 2 trial evaluating GRANITE in the adjuvant setting (GRANITE-CRC-ADJUVANT) in patients with stage II/III colon cancer who have minimal residual disease based on the detection of circulating tumor after definitive surgery.

SLATE “off-the-shelf” neoantigen-based immunotherapy candidate

Our off-the-shelf, TSNA-directed immunotherapy product candidate, SLATE, utilizes the same heterologous prime-boost approach. However, SLATE contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, which distinguishes it as a potential off-the-shelf alternative candidate to GRANITE. SLATE is therefore designed to be readily available for rapid initiation of therapy and is less expensive to manufacture than an individualized product such as GRANITE. The key to appropriate utilization of the “off-the-shelf” product candidate is to accurately identify patients whose tumors contain at least one of the TSNA represented within the SLATE neoantigen cassette. The widespread use of tumor mutation panel sequencing in advanced cancer has enabled the routine identification of such patients, and complementary assessment of a patient’s HLA type is a standard clinical test, performed using a simple blood draw, and is designed to be completed within 7-10 days by a clinical immunology laboratory.

Patient selection is achieved by screening the patient’s tumor for driver mutations using commercially available genomic screens and identifying the patient’s HLA type from blood with a standard clinical assay.

Figure 6.	Our Prime/Boost Platform is Designed to Enable Multiple Product Options Including Our Off-The-Shelf Immunotherapy Platform, SLATE

SLATE Phase 1/2 Study (GO-005, NCT03953235)

The purpose of this study is to evaluate the dose, safety, immunogenicity and early clinical activity of GRT-C903 and GRT-R904, a neoantigen-based therapeutic cancer vaccine candidate, in combination with immune checkpoint blockade, in patients with advanced or metastatic non-small cell lung cancer, microsatellite stable colorectal cancer, pancreatic cancer, and shared neoantigen-positive tumors.

The v1 format of SLATE (focused on KRAS and p53 mutations) was evaluated in this study in collaboration with Bristol-Myers Squibb. In September 2021, we presented updated interim efficacy, immunogenicity, and data, in 26 patients with metastatic solid tumors, largely focused on non-small cell lung cancer (NSCLC), microsatellite-stable colorectal cancer and pancreatic ductal adenocarcinoma (PDA). There were no safety signals of note with the most common adverse events being low grade, self-limiting fever and injection site reactions. SLATE patients developed CD8+ T cells against multiple KRAS driver mutations but strong responses were observed only in a subset of patients. Patients with NSCLC, all of whom had progressed on prior immunotherapies, showed the largest degree of CD8+ T cell development. SLATE v1 exhibited molecular responses (>50% decrease in ctDNA levels in the blood from baseline) observed in 3/5 NSCLC patients who had all progressed on prior anti-PD-(L)1 therapy (often in combination with chemotherapy) who were eligible for analysis (Figure 7).

This initial version of SLATE demonstrated the greatest activity in 6 NSCLC patients with the KRASmut G12C presented by the HLA protein A*02:01. Among these patients, ctDNA responses were observed in 66% of these patients (2/3 eligible for analysis), correlating with clinical benefit, and a RECIST radiologic response (unconfirmed) was observed in one second-line patient who had progressed after 3 months of first line chemo-immunotherapy. One patient who had progressed on prior chemo-immunotherapy after 8 months of treatment was nearing completion of 2 years of therapy with persistent ~20% tumor lesion shrinkage. The patient’s ctDNA remained undetectable throughout the study.

Figure 7.	Patients with NSCLC, all of whom had progressed on prior IO appeared to have the largest decrease in circulating tumor DNA correlating with longer treatment duration

Under the same protocol, a next generation, optimized SLATE cassette (SLATE-KRAS), which exclusively includes epitopes from mutated KRAS and exhibited immunogenic superiority over v1 in human HLA-transgenic mice, is now in Phase 2 for patients with advanced NSCLC and CRC.

The Phase 2 portion of the study evaluating SLATE-KRAS has enrolled patients in 3 tumor-specific expansion cohorts (NSCLC post anti-PD-(L)1 and platinum-based chemotherapy, first line maintenance MSS-CRC and third-line MSS-CRC) with the potential to enroll up to 20 patients per cohort based on observed clinical activity. All patients will receive SLATE v2, consisting of a dose of intramuscular adenovirus-based prime with intramuscular self-amplifying mRNA-based boost vaccinations and a single adenovirus-based boost vaccination in combination with anti-PD-1 checkpoint inhibitor Opdivo® (nivolumab) and subcutaneous anti-CTLA-4 antibody Yervoy® (ipilimumab).

Infectious Disease Programs

In early 2021, we expanded our programs to include infectious diseases with the announcements of a second-generation vaccine program against SARS-CoV-2 (CORAL) and a therapeutic vaccine candidate designed to treat and potentially cure human immunodeficiency virus (HIV) infection.

CORAL – Second Generation COVID-19 Vaccine Program

Our CORAL program is a second-generation SARS-CoV-2 vaccine platform designed to deliver Spike and additional SARS-CoV-2 T cell epitopes, which we believe could offer the potential for more durable protection and broader immunity against SARS-CoV-2 variants. There are five different investigational COVID-19 product candidates being evaluated across four clinical trials with various antigenic cassettes designed to target Wild Type, Beta and Omicron variants.

These trials are being evaluated in different populations including elderly adults, immunocompromised individuals, those naïve to the virus, and previously vaccinated individuals using different vaccine regimens.

The program is supported by key relationships with the Bill & Melinda Gates Foundation, the National Institute of Allergy and Infectious Disease (NIAID), the Coalition for Epidemic Preparedness Innovations (CEPI), and through a license agreement with the La Jolla Institute for Immunology (LJI). LJI is one of the leading global organizations dedicated to studying the immune system, and through our licensing agreement, we have access to validated SARS-CoV-2 antigens that have been identified through LJI’s studies of hundreds of patients recovering from COVID-19. Using such antigens, EDGE™ and vaccine platform technologies, we have developed novel vaccine candidates containing Spike (similar to first generation vaccines) but also additional viral antigens that we believe offer potential targets for broad T cell immunity.

We believe that our CORAL vaccine candidates have the potential to improve both T cell and antibody responses to Spike and other viral proteins. By creating a cassette that targets several viral antigens including Spike protein and additional TCE from the SARS-CoV-2 virus, some of which are highly conserved between viral strains (such as SARS and SARS-CoV-2), we believe our vaccine candidates may have pan-coronavirus potential to protect against future coronavirus pandemics. While mutations in the Spike protein may reduce protection by antibodies (since the antibody target changes its shape), broad T cell immunity and long-term memory to different viral proteins may provide a second layer of clinical protection.

Early clinical data (described in more detail under the subsection “CORAL-BOOST (GO-009, NCT05148962)” have demonstrated that a single 10µg boost dose of our samRNA vaccine containing Spike plus additional TCE boosted neutralizing antibody (nAb) and Spike-specific IgG responses against wild-type (WT) Spike and variants of concern (VOCs) Beta and Delta.

First generation COVID-19 vaccines generate a strong antibody response against SARS-CoV-2. These vaccines elicit nAb that can recognize the surface Spike protein of the virus and neutralize virus prior to cell infection. However, antibody responses have been shown to wane over time necessitating the development of approaches that can offer long-term durability of protection. Additionally, mutations in SARS-CoV-2 continuously arise, particularly in the Spike protein, and may further reduce clinical protection derived from vaccine-induced nAb to Spike. Analysis of blood from convalescent COVID-19 patients shows that recovered patients have both T cell and antibody immune responses. This is expected because T cells play a fundamental role in protective immunity against viruses. If a virus successfully evades nAb and infects a cell, the cell displays pieces of the virus on its surface, which T cells can recognize. Many T cell antigens derive from evolutionarily conserved regions of viral proteins that may thus provide longer, more robust immunity, complementing antibody-based immunity. In sum, mutations in Spike protein may reduce protection by nAb, but broad T cell immunity and long-term memory to conserved viral proteins may provide a durable second layer of clinical protection.

Preclinical data

We have conducted preclinical studies demonstrating that our SARS-CoV-2 vaccine candidate induced significant and sustained levels of neutralizing antibodies and T cells against the Spike protein, plus a broad T cell response against epitopes from multiple viral genes outside of Spike. We published data from one of these studies, a non-human primate challenge study (NHP Challenge Study), in November 2021.

Results of the NHP Challenge Study demonstrate immunization with our candidate, a samRNA vaccine, protected rhesus macaques against SARS-CoV-2 infection as either a homologous prime-boost regimen (two doses) or as a single boost following an optimized ChAd vector prime. In the NHP Challenge Study, a samRNA vaccine candidate encoding a prefusion stabilized SARS-CoV-2 spike glycoprotein demonstrated potent cellular and humoral immune responses at low doses in mice and rhesus macaques. The homologous prime-boost vaccination regimen of samRNA at 3, 10 and 30 µg induced potent neutralizing antibody titers in rhesus macaques at all dose levels, with the 10µg dose generating geometric mean titers (GMT) 48-fold greater than the GMT of a panel of SARS-CoV-2 convalescent human sera, and comparable to that observed with a ChAd and samRNA heterologous prime-boost regimen. Spike-specific T cell responses were observed in all dose groups. samRNA vaccination induced protection against SARS-CoV-2 challenge as both a homologous prime-boost and as a boost following ChAd prime, demonstrating reduction of viral replication in both the upper and lower airways. Observed protection was most effective with a samRNA prime-boost vaccination regimen at 10 and 30 µg and with a ChAd/samRNA heterologous prime-boost regimen. The Bill & Melinda Gates Foundation supported the preclinical evaluation of the vaccine candidate

Clinical Trials

Our CORAL next-generation COVID-19 vaccine candidates include Spike protein and additional T cell epitopes (TCE) from the SARS-CoV-2 virus. There are five different investigational COVID-19 product candidates being evaluated or are to be evaluated across the following four clinical trials with various antigenic cassettes targeting Wild Type, Beta and Omicron variants.

CORAL-BOOST (GO-009, NCT05148962)

Product Candidate	Construct
GRT-R910 (samRNA)	SWT -TCE5

In September 2021, we initiated a Gritstone-sponsored Phase 1 dose escalation boost study evaluating our samRNA SARS CoV-2 vaccine candidate, GRT-R910, which includes construct Swt-TCE5 as a single boost dose in healthy adults ≥60 years of age who have previously been vaccinated with the first-generation AstraZeneca SARS-CoV-2 vaccine. Safety data for the first cohort of participants who received a 10µg dose of GRT-R910 showed no grade 3 or 4 events or serious adverse events reported. In this same cohort, robust CD8+ T cell responses to conserved TCEs from SARS-CoV-2 were induced, including Nucleoprotein (N), Membrane (M), and ORF3a, which have been shown to offer T cell targets in convalescent individuals. A boost in pre-existing Spike-specific T cell responses was observed. Furthermore, although this Phase 1 study did not include a head-to-head comparison against other vaccine candidates, potent neutralizing antibodies against Spike (geometric mean titer of 2,370 using standardized pseudovirus neutralizing assay) were observed at levels consistent with published data from first-generation mRNA vaccines in a similar clinical context (CORAL-BOOST study; Munro et al Lancet 2021). Initially, a single institution study, this boost study is being amended to investigate the performance of a homologous prime and boost dose of GRT-R910 in adults ≥ 60 years of age who have previously received an authorized vaccine (either mRNA or adenovirus-based).

CORAL-NIH (NCT04776317)

Product Candidates	Construct
GRT-C907 (ChAd)/ -R908 (samRNA)	SWT
GRT- C909 (ChAd)/ - R910 (samRNA)	SWT -TCE5

We are collaborating with NIAID on a Phase 1 clinical trial which is being conducted through the NIAID-supported IDCRC. The trial was amended to evaluate a CORAL platform candidate as a boost to first- generation SARS-CoV-2 vaccines and is currently evaluating increasing doses of samRNA (in adults 18-60 and >60 years of age) and ChAd (>60 years of age only).

CORAL-IMMUNOCOMPROMISED (GO-011, NCT04776317)

Product Candidates	Construct
GRT-C909 (ChAd)/ -R910 (samRNA)	SWT -TCE5

We have initiated a Gritstone-sponsored Phase 1 trial in the United Kingdom evaluating homologous (ChAd/ChAd) and heterologous (ChAd/samRNA) prime-boost regimens containing Swt-TCE5 in patients being treated with B-cell depleting therapies for hematological malignancies or multiple sclerosis, utilizing GRT-C909 and GRT-R910. The majority of patients receiving these therapies mount poor immunologic responses to first generation vaccines and are at higher risk for severe infection from SARS-CoV-2. As these patients do not have sufficient B cell function, we believe vaccines like GRT-C909 and GRT-R910 that are designed to induced robust T cell responses may afford greater protection against SARS-CoV-2 than the first-generation vaccines.

CORAL-CEPI (GO-012)

Product Candidates	Construct
GRT-R914 (samRNA)	SBeta-TCE9
GRT-R912 (samRNA)	SBeta-N-TCE11
GRT-R918 (samRNA)	SOmicron-N-TCE11

We have initiated a large Phase 1 study in South Africa with up to $25.6 million in funding support from CEPI. The study is intended to evaluate our samRNA platform in multiple populations. Two samRNA vaccines (GRT-R912 and GRT-R914) have been engineered using the Spike protein from the SARS-CoV-2 Beta variant (that contributed to the large second wave of SARS-CoV-2 infections in South Africa) with two different TCE expression cassettes and more recently a samRNA vaccine candidate (GRT-R918) that has been engineered using the Spike protein from the SARS-CoV-2 Omicron variant (contributing to the ongoing fourth wave of SARS-CoV-2 infections in South Africa). GRT-R912 and GRT-R914 are being evaluated as a homologous prime/boost in healthy adults <65 years of age who have neither been previously vaccinated against SARS-CoV-2 or infected with SARS-CoV-2 and as a single boost in healthy adults <65 years of age who previously were infected with SARS-CoV-2. Furthermore, GRT-R912 and GRT-R914 will be evaluated in persons living with HIV, an underserved population with 1st generation vaccines who may be at greater risk of serious infections from SARS-CoV-2. GRT-R918 will be investigated as a homologous prime/boost in healthy adults ≥ 18 years of age regardless of vaccination status or prior infection with SARS-CoV-2 to evaluate whether an omicron-variant specific vaccine may be more effective than a beta-variant specific vaccine.

BiSpecific Antibodies

We have a program focused on the development of bispecific antibody (BiSAb) therapeutics using highly tumor-specific antigens, including neoantigens, shared between patients with various solid tumors. Due to internal reprioritization of our resources, we have de-prioritized our BiSAb program and, therefore, will not be spending any internal resources on advancing the BiSAb program at this time. The BiSAb program remains wholly owned by Gritstone.

New Developments

CORAL updates

On January 4, 2022, we shared positive Phase 1 clinical data from the first cohort (10 μg dose of samRNA) of our CORAL-BOOST study, which showed both strong neutralizing antibody responses to Spike and robust CD8+ T cell responses. A single 10 μg dose of the CORAL program’s samRNA vaccine administered to healthy adults ≥ 60 years (n=10) at least 22 weeks after two-dose series of Vaxzevria induced:

•
New CD8+ T cell responses across a wide set of non-Spike epitopes, including many validated T cell targets in convalescent individuals, demonstrating the potential for durable protection across variants;
•
Proportion of responses to TCE targets assessed by ELISpot:
o
36% Nucleoprotein (N);
o
22% Membrane (M);
o
42% ORF3a;
•
A boost to pre-existing T cell responses to Spike epitopes (assessed by ELISpot) believed to be additive to antibody-based clinical protection conferred by Spike-dedicated vaccines:
o
120 IFNy at peak treatment day vs. 55 at treatment day 1 (Spot-forming units per 106 cells); assessed by ELISpot;
•
Broad and potent neutralizing antibodies against SARS-CoV-2 Spike protein. Although the Phase 1 study did not include a head-to-head comparison with any other vaccine, the observed neutralizing antibodies were generally consistent with published data from higher doses of first-generation mRNA vaccines in a similar clinical context (COV-BOOST study; Munro et al., Lancet 2021):
o
2,370 Geomean ID50 titer values observed at day 29 against Wild Type variant vs. 108 at treatment day 1; and
o
650 Geomean ID50 titer values observed at day 29 against Beta variant vs. 68 at treatment day 1.

Additional CORAL updates

Enrollment of the second cohort of the Phase 1 CORAL-BOOST study evaluating 30µg samRNA dose has concluded and based on similar efficacy seen at 10 and 30 µg and increased reactogenicity at the higher dose, the study is proceeding to additional cohorts utilizing the 10 µg dose.

In March 2022, we initiated both the Phase 1 CORAL-CEPI and the CORAL-IMMUNOCOMPRISED trials.

GRANITE updates

On January 13, 2022, we announced the first patient was enrolled for inclusion in the GRANITE -CRC-1L study, a Phase 2/3 trial evaluating our individualized neoantigen vaccine (GRANITE) for first line (1L) maintenance treatment of metastatic, microsatellite-stable colorectal cancer (MSS-CRC).

On January 13, 2022, we also announced updated interim data from the Phase 1/2 GRANITE trial evaluating individualized immunotherapy in combination with nivolumab (OPDIVO®) and ipilimumab (YERVOY®) in patients with advanced solid tumors. As of the January 5, 2022 data cutoff date, all 12 MSS-CRC patients treated in such GRANITE trial remained alive, and the correlation between ctDNA and overall survival continued to be observed (Figure 8).

As of March 2022, the first patient was enrolled for inclusion in the GRANITE–CRC-ADJUVANT study, a randomized, controlled phase 2 trial of adjuvant GRANITE immunotherapy in MSS-CRC patients with stage II/III disease who are ctDNA+ after definitive surgery.

Figure 8.	ctDNA Was Reduction Associated with Prolonged Overall Survival in Phase 1/2 trial assessing GRANITE

License and Collaborations

HIV Vaccine in Collaboration with Gilead Sciences, Inc.

In January 2021, we entered into a collaboration, option and license agreement with Gilead Sciences, Inc. (Gilead) to research and develop a vaccine-based immunotherapy for HIV. Together, we plan to develop an HIV-specific therapeutic vaccine using our proprietary prime-boost vaccine platform, comprised of samRNA and adenoviral vectors, with antigens developed by Gilead. Under the terms of the agreement, Gilead invested $60.0 million, consisting of a $30.0 million upfront cash payment and a $30.0 million equity investment at the closing. Gilead will be responsible for conducting a Phase 1 study for the HIV-specific therapeutic vaccine and holds an exclusive option under the collaboration to obtain an exclusive license to develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. We are also eligible to receive up to an additional $725.0 million if the option is exercised and if certain clinical, regulatory and commercial milestones are achieved, as well as mid-single-digit to low double-digit tiered royalties on net sales upon commercialization. Gritstone and Gilead received IND clearance for this program in December 2021.

Strategic Collaboration with 2seventy bio

In August 2018, we entered into a research collaboration and license agreement with bluebird bio, Inc. (bluebird), to utilize our EDGE™ platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in bluebird’s cell therapy platform. In November 2021, bluebird assigned the research collaboration and license agreementto its affiliate, 2seventy bio, Inc. (2seventy), in connection with an internal restructuring and subsequent spin-out of 2seventy (such research collaboration and license agreement, as assigned, 2seventy Agreement). In connection with the 2seventy Agreement, we received a non-refundable up-front cash payment of $20.0 million and an additional $10.0 million in equity investment in our Series C convertible preferred stock. We are also eligible to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones associated with 2seventy’s resulting cell therapy products, as well as tiered, single-digit royalties on sales of the TCR immunotherapy products that utilize the TCRs discovered by us. The royalty term for each TCR immunotherapy product shall be determined on a product-by-product and country-by-country basis and will commence on the first commercial sale of each product in a country and end on the latest of: (i) expiration or termination of the last to expire valid claim of the last licensed patent that covers the product pursuant to the 2seventy Agreement; (ii) expiration of all periods of regulatory exclusivity for the product in such country (in respect of sales in that country); and (iii) 10 years after the first commercial sale of such product in such country (in respect of sales in that country). 2seventy will be solely responsible for all costs and expenses of its development, manufacturing, and commercial activities for resulting therapies.

The identification, validation, selection and development of the TCRs will be conducted during an estimated 5-year research term and may be extended by an additional year under certain conditions. The collaboration will be governed by a joint steering committee with representatives from Gritstone and 2seventy. We and 2seventy have exchanged non-exclusive licenses to carry out the research program, and, on a selected target-by-selected target basis, we have granted 2seventy an exclusive worldwide license to research, develop, and commercialize resulting cell therapy products directed to such targets, including rights to utilize TCRs discovered by us. The collaboration term ends on a country-by-country and product candidate-by-product candidate basis based on completion of all payments owed to us by 2seventy thereon. Either party may terminate the 2seventy Agreement upon written notice to the other party in the event of the other party’s uncured material breach, subject to a dispute resolution process. In addition, 2seventy may terminate the 2seventy Agreement for convenience upon prior written notice to us.

License Agreement with Arbutus Biopharma Corporation and Protiva Biotherapeutics

On October 16, 2017, we executed a license agreement with Arbutus Biopharma Corporation (Arbutus) and Protiva Biotherapeutics and subsequently amended certain terms in July 2018 (such amended license agreement, Arbutus License Agreement). Arbutus is a leader in LNP technology with a broad intellectual property estate and a large library of LNPs, including multiple LNPs being used in clinical development by its partners, as well as the chemistry expertise to synthesize novel LNPs with properties optimal for samRNA.

Under the Arbutus License Agreement, Arbutus granted us a worldwide, exclusive (even as to Arbutus, subject to certain limited exceptions), sublicensable, transferable license, to research, develop, manufacture, and commercialize our novel RNA-based platform for intracellular delivery of samRNA encoding TSNA in combination with one or more of Arbutus’ proprietary LNPs. The licensed technology includes Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property and includes technology transfer of Arbutus’ manufacturing know-how. Following the execution of the Arbutus License Agreement, we have identified an LNP formulation that we believe will be optimal for use in our GRANITE and SLATE clinical trials. Our goal is to deliver a second-generation samRNA immunotherapy that has the potential to serve as a homologous prime-boost immunotherapy.

Under the Arbutus License Agreement, we paid Arbutus an upfront payment of $5.0 million. We also agreed to make (i) aggregate payments of up to $73.5 million upon the achievement of specified development milestones for up to three products, (ii) an aggregate $50.0 million in commercial milestone payments and (iii) royalty payments in the low single-digits on net sales of licensed products for a royalty term lasting until the expiration of the last patent covered under the Arbutus License Agreement. Following acceptance of our first IND in September 2018, we made the first milestone payment of $2.5 million to Arbutus. In August 2019, a milestone was met following the initial patient treatment of SLATE in our GO-005 clinical trial. In connection with such milestone, we recorded $3.0 million as research and development expenses in 2019 and made the milestone payment in October 2019. Further milestone payments are not expected to occur before 2023.

The Arbutus License Agreement continues in effect until the last to expire royalty payment or early termination. The Arbutus License Agreement is terminable by us for convenience with 60 days prior written notice, upon payment of a no-cause termination sum. We may also terminate it in the event of material adverse safety data for a product, failure to achieve a primary or secondary efficacy endpoint, or if a regulatory authority takes action that prevents us from commercializing any product. Either party may terminate the Arbutus License Agreement for material breach, and Arbutus may terminate it for abandonment or if we challenge Arbutus patents.

License Agreement with Genevant Sciences GmbH

On October 20, 2020, we entered into an Option and License and Development Agreement with Genevant Sciences GmbH (Genevant, and such agreement, 2020 Genevant Agreement). Pursuant to the 2020 Genevant Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s lipid nanoparticle technology (LNP Technology) for a single indication (HIV), and we agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The 2020 Genevant Agreement expands our intellectual property rights to the LNP technology originally obtained pursuant to our Arbutus License Agreement.

Pursuant to the 2020 Genevant Agreement, Genevant also granted us certain options to expand the licensed field beyond the single indication. If we exercise any options under the 2020 Genevant Agreement to expand the licensed field, we would be required to pay to Genevant additional option exercise fees, certain development, regulatory and commercial milestones and royalties on net sales of licensed products in respect of the expanded licensed field. We also granted Genevant a nonexclusive license to certain intellectual property developed under the Arbutus License Agreement.

The 2020 Genevant Agreement continues in effect until the last to expire royalty term or early termination. The 2020 Genevant Agreement is terminable by us for convenience with 90 days prior written notice or immediately if based on certain product safety or efficacy or regulatory criteria. Either us or Genevant may terminate the 2020 Genevant Agreement for material breach, subject to a cure period, and Genevant may terminate it if we challenge a licensed patent.

License Agreement with Genevant Sciences GmbH

On January 15, 2021, we entered into a Non-Exclusive License and Development Agreement with Genevant (2021 Genevant Agreement). Pursuant to the 2021 Genevant Agreement, we obtained a nonexclusive license to Genevant’s LNP Technology to develop and commercialize self-amplifying RNA vaccines against SARS-CoV-2. Further, we (i) agreed to pay Genevant an upfront payment of $1.5 million and (ii) are subject to (x) additional payments up to an aggregate of $166.0 million per product, upon achievement of certain development and commercial milestones and (y) tiered royalties ranging from the mid-single digits to mid-teens on net sales of licensed products for a royalty term lasting until the later of expiration of the last covered patent under the 2021 Genevant Agreement. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of any amounts that we receive from sublicenses to the COVID-19 program subject to certain conditions. The 2021 Genevant Agreement further expands our intellectual property rights to the LNP technology originally obtained pursuant to the Arbutus License Agreement.

The 2021 Genevant Agreement continues in effect until the last to expire royalty term or early termination. The 2021 Genevant Agreement is terminable by us for convenience with 90 days prior written notice or immediately if based on certain product safety or efficacy or regulatory criteria. Either us or Genevant may terminate the 2021 Genevant Agreement for material breach, subject to a cure period, and Genevant may terminate it if we challenge a licensed patent.

The 2021 Genevant Agreement contains, among other provisions, representation and warranties, indemnification obligations, confidentiality, audit and inspection, and intellectual property sharing provisions in favor of each party that are customary for an agreement of this nature.

CEPI Funding for CORAL Program

In August 2021, CEPI agreed to provide funding of up to $20.6 million to us to advance our CORAL program, with an initial clinical trial of our second-generation COVID-19 vaccine in South Africa. Under the terms of that agreement (CEPI Funding Agreement), CEPI will fund a multi-arm Phase 1 study evaluating the CORAL program’s samRNA vaccine in naïve, convalescent, and HIV+ patients. The study initially planned to evaluate two different samRNA vaccine constructs that each target both the spike protein and other SARS-CoV-2 targets and are designed to drive both robust B and T cell immune responses.

The CEPI Funding Agreement also provides for an agreement on the importance of global equitable access to the vaccine produced pursuant to the CEPI Funding Agreement. The vaccine, if approved, is expected to be made available for procurement and allocation to the COVAX Facility, which aims to deliver equitable access to COVID-19 vaccines for all countries, at all levels of development, that wish to participate.

The scope and continuation of the CEPI Funding Agreement may be amended depending on ongoing developments of the COVID-19 outbreak and the success of our COVID-19 vaccine candidate developed under the CEPI Funding Agreement relative to other third-party COVID-19 vaccine candidates or treatments. In December 2021, we and CEPI amended the CEPI Funding Agreement to provide for up to $5 million in additional funding to conduct a Phase 1 clinical trial of the CORAL program’s Omicron vaccine candidate in South Africa.

If the World Health Organization (WHO), CEPI or a regulatory authority having jurisdiction over a clinical trial performed under the CEPI Funding Agreement determines that a third-party product candidate has substantially greater potential than the our COVID-19 vaccine candidate developed under the CEPI Funding Agreement and should be prioritized instead for a particular trial, we must consider in good faith any written request of CEPI not to proceed with a clinical trial of such COVID-19 vaccine candidate (the determination of whether to proceed or not with such trial shall be made by us in our sole discretion). In addition, CEPI has the right to unilaterally terminate the CEPI Funding Agreement upon prior written notice if CEPI determines that (i) there are material safety, regulatory, scientific misconduct or ethical issues with the project undertaken by us under the CEPI Funding Agreement, (ii) the project undertaken by us under the CEPI Funding Agreement must be terminated, (iii) we become unable to discharge its obligations under the CEPI Funding Agreement, (iv) we fail to meet certain criteria set forth in the CEPI Funding Agreement, or (v) we commit fraud or a financial irregularity, as such terms are defined in the CEPI Funding Agreement. Certain termination rights for CEPI are subject to cure periods.

For additional information on all our license and collaboration arrangements, see “Collaboration and License Agreements” in Note 7 to our consolidated financial statements.

Manufacturing

Manufacturing is a vital component of our individualized immunotherapy platform, and we are devoting significant resources to manufacturing and process development in an effort to maintain the potential safety and efficacy of our product candidates, as well as to reduce our per-unit manufacturing costs and time to market. The production of our individualized immunotherapy candidates requires two distinct elements for each patient: tumor biopsy analysis to determine candidate neoantigens, followed by manufacture of vectors containing an individualized cassette encoding the selected neoantigens. SLATE and CORAL contains a fixed cassette with TSNA or SARS-CoV-2 vaccine constructs that is shared across cancer patients/subjects rather than a cassette unique to an individual patient, which is designed to provide an off-the-shelf alternative to our individualized manufactured product candidate, GRANITE. The manufacture of these vectors involves complex processes, including per-patient plasmid production, mammalian cell production of virus and RNA synthesis and lipid encapsulation. SLATE and CORAL manufacturing, as a fixed, “off-the-shelf” product candidate, are not time-sensitive and while manufacturing scale differs, both are relatively straightforward operationally. GRANITE, on the other hand, is an “N of 1” product candidate and is manufactured in real-time for each patient, which involves a greater logistical burden.

Our goal is to carefully manage our fixed-cost structure, maximize optionality, and drive long-term cost of goods as low as possible. We have used a hybrid approach to manufacturing and release of our individualized immunotherapy candidates whereby certain elements of our product candidates are manufactured and tested on an outsourced basis at CMOs, and other elements of our product candidates are manufactured and released internally at the 42,600 square foot manufacturing facility we established in 2017 in Pleasanton, California, all designed in compliance with cGMP.

Our manufacturing process begins with receipt of a patient’s routine biopsy and blood sample at our Cambridge, Massachusetts facility, where TSNA identification is performed using the EDGE™ platform. The TSNA sequences generated by our platform are sent electronically to our Pleasanton, California manufacturing facility to generate the patient-specific TSNA cassette, which is then cloned into each of the ChAd and samRNA vectors and amplified. Following amplification, the ChAd vector containing the cassette is further manufactured into the final drug product and vialed onsite. In parallel at the Pleasanton facility, the samRNA vector is manufactured into RNA, formulated into LNP, and vialed onsite. Currently, the entire manufacturing process, from biopsy receipt at our facilities to the release and shipment of the individualized immunotherapy candidate to the clinical site for patient administration, often takes approximately 16-20 weeks in principle. Our goal is for this production and release timeline (and associated cost) to diminish over time due to process scaling, potential improvements in production and testing technologies, internal process expertise, internalization of potential reductions in regulatory testing requirements based on clinical experience.

To achieve this, our process development group is focused on several key initiatives. The first is investigating novel approaches to manufacturing our products, including process optimization and quality by design of each intermediate, drug substance and drug product. Additionally, we are systematically characterizing our manufacturing processes, including product intermediates and manufacturing unit operations. This characterization effort is designed to enable us to implement process changes over the entire product lifecycle and to quickly react to evolving process technologies that can lead to reductions in per-unit manufacturing costs and shorter process cycle times. In addition, we plan to establish automated, closed-platform manufacturing processes. Our goal is for these processes to enable us to conduct manufacturing in a lower-classified, lower cost manufacturing environment for multiple steps of our drug product manufacturing.

For our CORAL program, manufacturing of early-stage clinical lots was initiated on our Pleasanton, California manufacturing facility towards the end of 2020 and we have continued to produce next generation, variant-specific clinical lots through 2021 within this facility. Product candidates include both samRNA and adenoviral vectors to deliver SARS-CoV-2 viral antigens. Additional scale-up activities involving CMOs will be needed as the CORAL program progresses leading to large demand for the product candidates.

Our manufacturing strategy is currently structured to support our U.S., E.U., South African, and Australian development plans. We believe this manufacturing strategy developed for global distribution will enable use in other geographies. Specific supply strategies for other geographies will be developed as part of our clinical and commercial plans for such other geographies.

Commercialization Plan

We do not currently have any approved therapies, and we do not anticipate receiving marketing authorization for our early development candidates in either the United States or other worldwide regions in the near future. An internal expansion of sales, marketing, and commercial distribution capabilities would be developed once we have obtained clinical data that can support licensure following discussions with the FDA or other worldwide health authorities. If and when any of our development candidates are approved for commercialization, we intend to create an infrastructure to support ongoing sales in the United States and, possibly in other regions.

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

In addition to the current standard of care for patients, a number of parties in the field of immunotherapy are pursuing commercial and academic clinical trials. Results from these trials have fueled continued interest in immunotherapy, and our competitors include:

•
In the neoantigen space, BioNTech AG (which acquired Neon Therapeutics in May 2020) in collaboration with Genentech Inc., Moderna Therapeutics, Inc. in collaboration with Merck & Co. Inc., Advaxis Immunotherapies, Achilles Therapeutics, NousCom AG, Genocea Biosciences Inc., Nykode Therapeutics AS in collaboration with Genentech Inc., PACT Pharma, Inc., Transgene SA, and Geneos Therapeutics, Inc.
•
In the SARS-CoV-2 space, Pfizer, Inc. in collaboration with BioNTech AG, Moderna Therapeutics, Inc., Janssen Pharmaceuticals, Inc., AstraZeneca plc, CureVac AG in collaboration with GlaxoSmithKline plc., Sanofi in collaboration with GlaxoSmithKline plc, Novavax, Inc., Arcturus Therapeutics, Inc., Inovio Pharmaceuticals, Inc., Nykode Therapeutics AS, and VBI Vaccines, Inc.
•
In the Infectious Disease space, Moderna, Pfizer Inc. in collaboration with BioNTech AG, AstraZeneca plc, Johnson & Johnson, Merck, Novavax, Inc., Sanofi, GlaxoSmithKline plc. and CureVac AG.
•
In the samRNA space, GlaxoSmithKline plc, Arcturus Therapeutics, Inc., HDT Bio, Corp. and Imperial College London in collaboration with AstraZeneca plc.

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

Our commercial opportunity could be reduced or eliminated if our competitors develop and commercialize products that are safer, more effective, have fewer or less severe side effects, are more convenient or are less expensive than any products that we may develop. Our competitors also may obtain FDA or other regulatory approval for their products more rapidly than we may obtain approval for ours, which could result in our competitors establishing a strong market position before we are able to enter the market. The key competitive factors affecting the success of our programs are likely to be their efficacy, safety, cost and convenience.

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products and services, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We rely on a combination of patents and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patents and patent applications with claims relating to our products, methods, and manufacturing processes, and broader claims for potential future products and developments. As of December 31, 2021, our solely-owned patent portfolio includes, on a worldwide basis, pending patent applications and issued patents relating to our products, methods, and manufacturing processes.

As of December 31, 2021, our solely-owned patent estate includes a portfolio of pending patent applications and issued patents related to our cancer-based platform, including our bispecific antibody platform and TCRs; and a portfolio of pending patent applications related to our infectious disease-based platform. Details regarding these portfolios are provided below.

As of December 31, 2021, our solely-owned patent portfolio related to our cancer-based platform, including our bispecific antibody platform and TCRs, includes domestic and international patent rights with claims related to antigen identification and related compositions, uses and manufacture. Any patents that have or may issue from these patent rights are expected to expire between 2036 and 2042, absent any patent term adjustments or extensions.

As of December 31, 2021, our solely-owned patent portfolio related to our infectious disease-based platform includes domestic and international patent rights with claims related to infectious disease-based compositions and their related uses and manufacture. Any patents that have or may issue from these patent rights are expected to expire between 2037 and 2042, absent any patent term adjustments or extensions.

In addition to patents, we have filed for trademark registration with the United States Patent and Trademark Office (USPTO) as well as certain other international trademark agencies, for “GRITSTONE,” “GRANITE,” “SLATE” and our logo. Furthermore, we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.

In some instances, we submit patent applications directly with the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than twelve (12) months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. We file U.S. non-provisional applications and Patent Cooperation Treaty (PCT) applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within twelve (12) months of the original priority date of the patent application, and to designate PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

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

For a more comprehensive discussion of the risks related to our intellectual property, please see the section titled “Risk Factors—Risks Related to Intellectual Property.”

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

In the United States, the FDA regulates biologic products under both the Federal Food, Drug and Cosmetic Act (FDCA) and the Public Health Service Act and their respective implementing regulations. Our product candidates are subject to regulation by the FDA as biological products. Biological products require the submission of a biologics license application (BLA) and licensure, which constitutes approval, by the FDA before being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. Failure to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval may result in administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, suspension or revocation of approved applications, warning letters, product recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
•
submission to the FDA of an IND which must become effective before clinical trials may begin;
•
approval by an independent Institutional Review Board (IRB) or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with the IND, protocol, and FDA’s good clinical practice (GCP) regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
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

In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, under the National institutes of Health (NIH) Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (NIH Guidelines) supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (IBC) a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Generally, a separate submission to the IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure

For purposes of BLA approval, human clinical trials are typically conducted in three (3) sequential phases that may overlap or be combined.

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

Once a BLA has been submitted, within sixty (60) days, the FDA first reviews the BLA to determine if it is substantially complete before the agency accepts it for filing. The FDA may refuse to file any BLA that it deems incomplete or not properly reviewable at the time of submission and may request additional information. In this event, the BLA must be resubmitted with the additional information. Once filed, the FDA’s goal is to review standard applications within ten (10) months after the filing date or, if the application qualifies for priority review, six (6) months after the filing date. In both standard and priority reviews, the review process is often significantly extended by FDA requests for additional information or clarification. The FDA reviews a BLA to determine, among other things, whether a product is safe, pure and potent and the facility in which it is manufactured, processed, packed, or held meets standards designed to assure the product’s continued safety, purity and potency. The FDA may convene an advisory committee for review, evaluation and recommendation as to whether the application should be approved and under what conditions. The FDA is not bound by the recommendation of an advisory committee, but it generally follows such recommendations. Before approving a BLA, the FDA will typically inspect the facility or facilities where the product is manufactured. The FDA will not approve an application unless it determines that the manufacturing processes and facilities are in compliance with cGMP requirements and adequate to assure consistent production of the product within required specifications. Additionally, before approving a BLA, the FDA will typically inspect one or more clinical sites, as well as the sponsor, to assure compliance with GCP.

After the FDA evaluates a BLA and conducts inspections of manufacturing facilities where the product will be produced, the FDA may issue an approval letter or a Complete Response Letter. An approval letter authorizes commercial marketing of the product with specific prescribing information for specific indications. A Complete Response Letter will describe all of the deficiencies that the FDA has identified in the BLA, except that where the FDA determines that the data supporting the application are inadequate to support approval, the FDA may issue the Complete Response Letter without first conducting required inspections, testing submitted product lots, and/or reviewing proposed labeling. In issuing the Complete Response Letter, the FDA may recommend actions that the applicant might take to place the BLA in condition for approval, including requests for additional information or clarification. The FDA may delay or refuse approval of a BLA if applicable regulatory criteria are not satisfied, require additional testing or information and/or require post-marketing testing and surveillance to monitor safety or efficacy of a product.

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy (REMS) to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. Products receiving accelerated approval may be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product

In 2017, the FDA established the new regenerative medicine advanced therapy (RMAT) designation as part of its implementation of the 21st Century Cures Act, which was signed into law in December 2016. To qualify for RMAT designation, the product candidate must meet the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like fast track and breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

If a product that has orphan drug designation subsequently receives the first FDA approval for the disease or condition for which it has such designation, meaning there is no previously approved “same drug” for the same orphan condition, the product is entitled to orphan drug exclusivity, which means that the FDA may not approve any other applications, including a full BLA, to market the same drug or biologic for the same orphan disease or indication for seven years, except in limited circumstances, such as a showing of clinical superiority to the product with orphan drug exclusivity. Orphan drug exclusivity does not prevent FDA from approving a different drug or biologic for the same disease or condition, or the same drug or biologic for a different disease or condition. Among the other benefits of orphan drug designation are tax credits for certain research and a waiver of the BLA application fee.

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

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of Health and Human Services (HHS), may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an Emergency Use Authorization (EUA) for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based on a determination that public health emergency exists that affects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents (CBRN), or a specified disease or condition that may be attributable to such CBRN. On February 4, 2020, the HHS Secretary determined that there is such a public health emergency that involves the virus now known as SARS-CoV-2, the virus that causes the COVID-19 infection. Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared, on the basis of his determination of a public health emergency that has the potential to affect national security or the health and security of U.S. citizens living abroad that involves SARS-CoV-2, that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued.

Once an EUA declaration has been issued, the FDA can issue EUAs for products that fall within the scope of that declaration. To issue an EUA, the FDA Commissioner must conclude that (1) the CBRN that is referred to in the EUA declaration can cause serious or life-threatening diseases or conditions; (2) based on the totality of scientific evidence available, it is reasonable to believe that the product may be effective in diagnosing, treating, or preventing the disease or condition attributable to the CBRN and that the product’s known and potential benefits outweigh its known and potential risks; and (3) there is no adequate, approved, and available alternative to the product. Products subject to an EUA must still comply with the conditions of the EUA, including labeling and marketing requirements. Moreover, the authorization to market products under an EUA is limited to the period of time the EUA declaration is in effect, and the FDA can revoke an EUA in certain circumstances.

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

The FDA closely regulates the marketing, labeling, advertising and promotion of biologics. A company can make only those claims relating to safety and efficacy, purity and potency that are for uses of the product approved by the FDA, that are considered consistent with the approved label, and for which the company has appropriate substantiation, as applicable. The FDA and other agencies actively enforce the laws and regulations prohibiting the promotion of off-label uses or promotion that is otherwise false or misleading. Failure to comply with these requirements can result in, among other things, adverse publicity, warning letters, corrective advertising and potential civil and criminal penalties. Physicians may prescribe legally available products for uses that are not described in the product’s labeling and that differ from those tested by us and approved by the FDA. Such off-label uses are common across medical specialties. Physicians may believe that such off-label uses are the best treatment for many patients in varied circumstances. The FDA does not regulate the behavior of physicians in their choice of treatments. The FDA does, however, restrict manufacturer’s communications on the subject of off-label use of their products.

Biosimilars and Reference Product Exclusivity

The Patient Protection and Affordable Care Act, as amended by the Health Care and Education Reconciliation Act (collectively ACA) signed into law in 2010, includes a subtitle called the Biologics Price Competition and Innovation Act of 2009 (BPCIA) which created an abbreviated approval pathway for biological products that are biosimilar to or interchangeable with an FDA-approved reference biological product.

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

FDA Regulation of Companion Diagnostics

Our product candidates may require use of an in vitro diagnostic to identify appropriate patient populations. These diagnostics, often referred to as companion diagnostics, are regulated as medical devices. In the United States, the FDCA and its implementing regulations, and other federal and state statutes and regulations govern, among other things, medical device design and development, pre-clinical and clinical testing, premarket clearance or approval, registration and listing, manufacturing, labeling, storage, advertising and promotion, sales and distribution, export and import, and post-market surveillance. Unless an exemption applies, companion diagnostic tests require marketing clearance or approval from the FDA prior to commercial distribution. The two primary types of FDA marketing authorization applicable to a medical device are premarket notification, also called 510(k) clearance, and premarket approval (PMA).

If use of companion diagnostic is essential to safe and effective use of a biologic product, then the FDA generally will require approval or clearance of the diagnostic contemporaneously with the approval of the therapeutic product. On August 6, 2014, the FDA issued a final guidance document addressing the development and approval process for “In Vitro Companion Diagnostic Devices.” According to the guidance, for novel candidates such as our product candidates, a companion diagnostic device and its corresponding drug or biologic candidate should be approved or cleared contemporaneously by FDA for the use indicated in the therapeutic product labeling. The guidance also explains that a companion diagnostic device used to make treatment decisions in clinical trials of a drug generally will be considered an investigational device, unless it is employed for an intended use for which the device is already approved or cleared. If used to make critical treatment decisions, such as patient selection, the diagnostic device generally will be considered a significant risk device under the FDA’s Investigational Device Exemption (IDE) regulations. Thus, the sponsor of the diagnostic device will be required to comply with the IDE regulations. According to the guidance, if a diagnostic device and a drug are to be studied together to support their respective approvals, both products can be studied in the same investigational study, if the study meets both the requirements of the IDE regulations and the IND regulations. The guidance provides that depending on the details of the study plan and subjects, a sponsor may seek to submit an IND alone, or both an IND and an IDE. In July 2016, the FDA issued a draft guidance document intended to further assist sponsors of therapeutic products and sponsors of in vitro companion diagnostic devices on issues related to co-development of these products.

The FDA generally requires companion diagnostics intended to select the patients who will respond to treatment to obtain approval of a PMA for that diagnostic contemporaneously with approval of the therapeutic. The review of these in vitro companion diagnostics in conjunction with the review of biologics involves coordination of review by the FDA’s Center for Drug Evaluation and Research and by the FDA’s Center for Devices and Radiological Health. The PMA process, including the gathering of clinical and pre-clinical data and the submission to and review by the FDA, can take several years or longer. It involves a rigorous premarket review during which the applicant must prepare and provide the FDA with reasonable assurance of the device’s safety and effectiveness and information about the device and its components regarding, among other things, device design, manufacturing and labeling. PMA applications are also subject to an application fee. In addition, PMAs for certain devices must generally include the results from extensive pre-clinical and adequate and well-controlled clinical trials to establish the safety and effectiveness of the device for each indication for which FDA approval is sought. In particular, for a diagnostic, the applicant must demonstrate that the diagnostic produces reproducible results when the same sample is tested multiple times by multiple users at multiple laboratories. In addition, as part of the PMA review, the FDA will typically inspect the manufacturer’s facilities for compliance with the Quality System Regulation, or QSR, which imposes elaborate testing, control, documentation and other quality assurance requirements.

If the FDA evaluations of both the PMA application and the manufacturing facilities are favorable, the FDA will either issue an approval letter or an approvable letter, which usually contains a number of conditions that must be met in order to secure the final approval of the PMA, such as changes in labeling, or specific additional information, such as submission of final labeling, in order to secure final approval of the PMA. If the FDA concludes that the applicable criteria have been met, the FDA will issue a PMA for the approved indications, which can be more limited than those originally sought by the applicant. The PMA can include post-approval conditions that the FDA believes necessary to ensure the safety and effectiveness of the device, including, among other things, restrictions on labeling, promotion, sale and distribution.

If the FDA’s evaluation of the PMA or manufacturing facilities is not favorable, the FDA will deny approval of the PMA or issue a not approvable letter. A not approvable letter will outline the deficiencies in the application and, where practical, will identify what is necessary to make the PMA approvable. The FDA may also determine that additional clinical trials are necessary, in which case the PMA approval may be delayed for several months or years while the trials are conducted and then the data submitted in an amendment to the PMA. Once granted, PMA approval may be withdrawn by the FDA if compliance with post approval requirements, conditions of approval or other regulatory standards is not maintained or problems are identified following initial marketing. PMA approval is not guaranteed, and the FDA may ultimately respond to a PMA submission with a not approvable determination based on deficiencies in the application and require additional clinical trial or other data that may be expensive and time-consuming to generate and that can substantially delay approval.

After a device is placed on the market, it remains subject to significant regulatory requirements. Medical devices may be marketed only for the uses and indications for which they are cleared or approved. Device manufacturers must also establish registration and device listings with the FDA. A medical device manufacturer’s manufacturing processes and those of its suppliers are required to comply with the applicable portions of the QSR, which cover the methods and documentation of the design, testing, production, processes, controls, quality assurance, labeling, packaging and shipping of medical devices. Domestic facility records and manufacturing processes are subject to periodic unscheduled inspections by the FDA. The FDA also may inspect foreign facilities that export products to the U.S.

Government Regulation Outside of the United States

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions, including the European Union, governing, among other things, clinical trials, marketing authorizations, post-marketing authorization requirements and any commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

Ethical, social and legal concerns about gene-editing technology, gene therapy, genetic testing and genetic research could result in additional regulations restricting or prohibiting the processes we may use. Whether or not we obtain FDA approval of a product, we must obtain the requisite approvals from regulatory authorities in foreign countries prior to the commencement of clinical trials or marketing of the product in those countries. The requirements and process governing the conduct of clinical trials, product licensing, pricing and reimbursement vary from country to country. Failure to comply with applicable foreign regulatory requirements may be subject to, among other things, fines, suspension or withdrawal of regulatory approvals, product recalls, seizure of products, operating restrictions and criminal prosecution.

Non-clinical studies and clinical trials

Similarly, to the United States, the various phases of non-clinical and clinical research in the European Union are subject to significant regulatory controls.

Non-clinical studies are performed to demonstrate the health or environmental safety of new chemical or biological substances. Non-clinical studies must be conducted in compliance with the principles of good laboratory practice, as set forth in European Union Directive 2004/10/EC. In particular, non-clinical studies, both in vitro and in vivo, must be planned, performed, monitored, recorded, reported and archived in accordance with the GLP principles, which define a set of rules and criteria for a quality system for the organizational process and the conditions for non-clinical studies. These GLP standards reflect the Organization for Economic Co-operation and Development requirements.

Clinical trials of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on GCPs, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products (ATMPs). If the sponsor of the clinical trial is not established within the European Union, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

The regulatory landscape related to clinical trials in the EU has been subject to recent changes. The EU Clinical Trials Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. Unlike directives, the CTR is directly applicable in all EU member states without the need for member states to further implement it into national law. The CTR notably harmonizes the assessment and supervision processes for clinical trials throughout the European Union via a Clinical Trials Information System, which contains a centralized EU portal and database.

While the Clinical Trials Directive required a separate clinical trial application (CTA) to be submitted in each member state, to both the competent national health authority and an independent ethics committee, much like the FDA and IRB respectively, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The CTA must include, among other things, a copy of the trial protocol and an investigational medicinal product dossier containing information about the manufacture and quality of the medicinal product under investigation. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed.

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with GMP. Other national and EU-wide regulatory requirements may also apply.

Marketing Authorization

In order to market our future product candidates in the European Union, and in many other foreign jurisdictions, we must obtain separate regulatory approvals. In the European Union, medicinal product candidates can only be commercialized after obtaining a marketing authorization (MA). To obtain regulatory approval of a product candidate (including an investigational biological product)

under EU regulatory systems, we must submit a marketing authorization application (MAA). The process for doing this depends, among other things, on the nature of the medicinal product. There are two types of MAAs:

•
“Centralized MAAs” are issued by the European Commission through the centralized procedure, based on the opinion of the Committee for Medicinal Products for Human Use (CHMP) of the European Medicines Agency (EMA), and is valid throughout the European Union. It is compulsory for certain types of product candidates, such as (i) medicinal products derived from biotechnological processes, (ii) designated orphan medicinal products, (iii) ATMPs such as gene therapy, somatic cell-therapy or tissue-engineered medicines and (iv) medicinal products containing a new active substance indicated for the treatment of HIV/AIDS, cancer, neurodegenerative diseases, diabetes, auto-immune and other immune dysfunctions and viral diseases. The centralized procedure is optional for any other products containing new active substances not authorized in the European Union or for product candidates which constitute a significant therapeutic, scientific, or technical innovation or for which the granting of authorization would be in the interests of public health in the European Union.

The Committee for Advanced Therapies (CAT), is responsible in conjunction with the CHMP for the evaluation of ATMPs. The CAT is primarily responsible for the scientific evaluation of ATMPs and prepares a draft opinion on the quality, safety and efficacy of each ATMP for which an MAA is submitted. The CAT’s opinion is then taken into account by the CHMP when giving its final recommendation regarding the authorization of a product in view of the balance of benefits and risks identified. Although the CAT’s draft opinion is submitted to the CHMP for final approval, the CHMP may depart from the draft opinion, if it provides detailed scientific justification. The CHMP and CAT are also responsible for providing guidelines on ATMPs and have published numerous guidelines, including specific guidelines on gene therapies and cell therapies. These guidelines provide additional guidance on the factors that the EMA will consider in relation to the development and evaluation of ATMPs and include, among other things, the preclinical studies required to characterize ATMPs; the manufacturing and control information that should be submitted in a marketing authorization application; and post-approval measures required to monitor patients and evaluate the long term efficacy and potential adverse reactions of ATMPs.

•
“National MAs” are issued by the competent authorities of the EU member states, only cover their respective territory, and are available for product candidates not falling within the mandatory scope of the centralized procedure. Where a product has already been authorized for marketing in an EU member state, this national MA can be recognized in another member state through the Mutual Recognition Procedure. If the product has not received a national MA in any member state at the time of application, it can be approved simultaneously in various member states through the decentralized procedure. Under the decentralized procedure an identical dossier is submitted to the competent authorities of each of the member states in which the MA is sought, one of which is selected by the applicant as the Reference member state.

Under the centralized procedure, the maximum timeframe for the evaluation of an MAA by the EMA is 210 days. In exceptional cases, the CHMP might perform an accelerated review of an MAA in no more than 150 days (not including clock stops). Innovative products that target an unmet medical need and are expected to be of major public health interest may be eligible for a number of expedited development and review programs, such as the Priority Medicines (PRIME), which provides incentives similar to the breakthrough therapy designation in the United States. In March 2016, the EMA launched a PRIME scheme as a voluntary scheme aimed at enhancing the EMA’s support for the development of medicines that target unmet medical needs. It is based on increased interaction and early dialogue with companies developing promising medicines, to optimize their product development plans and speed up their evaluation to help them reach patients earlier. Product developers that benefit from PRIME designation can expect to be eligible for accelerated assessment, but this is not guaranteed. Many benefits accrue to sponsors of product candidates with PRIME designation, including but not limited to, early and proactive regulatory dialogue with the EMA, frequent discussions on clinical trial designs and other development program elements, and accelerated MAA assessment once a dossier has been submitted. Importantly, a dedicated contact and rapporteur from the CHMP is appointed early in the PRIME scheme facilitating increased understanding of the product at EMA’s committee level. An initial meeting initiates these relationships and includes a team of multidisciplinary experts at the EMA to provide guidance on the overall development and regulatory strategies.

Moreover, in the European Union, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions. Once the pending studies are provided, it can become a “standard” MA. However, if the conditions are not fulfilled within the timeframe set by the EMA, the MA ceases to be renewed. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of an MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the MA is withdrawn in case the risk-benefit ratio is no longer favorable.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

Data and marketing exclusivity

The European Union also provides opportunities for market exclusivity. Upon receiving MA, reference products generally receive eight years of data exclusivity and an additional two years of market exclusivity. If granted, the data exclusivity period prevents generic or biosimilar applicants from relying on the pre-clinical and clinical trial data contained in the dossier of the reference product when applying for a generic or biosimilar MA in the European Union during a period of eight years from the date on which the reference product was first authorized in the European Union. The market exclusivity period prevents a successful generic or biosimilar applicant from commercializing its product in the European Union until 10 years have elapsed from the initial MA of the reference product in the European Union. The overall 10-year market exclusivity period can be extended to a maximum of eleven years if, during the first eight years of those 10 years, the MA holder obtains an authorization for one or more new therapeutic indications which, during the scientific evaluation prior to their authorization, are held to bring a significant clinical benefit in comparison with existing therapies. However, there is no guarantee that a product will be considered by the European Union’s regulatory authorities to be a new chemical entity, and products may not qualify for data exclusivity.

In the European Union, there is a special regime for biosimilars, or biological medicinal products that are similar to a reference medicinal product but that do not meet the definition of a generic medicinal product, for example, because of differences in raw materials or manufacturing processes. For such products, the results of appropriate preclinical or clinical trials must be provided, and guidelines from the EMA detail the type of quantity of supplementary data to be provided for different types of biological product. There are no such guidelines for complex biological products, such as gene or cell therapy medicinal products, and so it is unlikely that biosimilars of those products will currently be approved in the European Union. However, guidance from the EMA states that they will be considered in the future in light of the scientific knowledge and regulatory experience gained at the time.

Orphan Medicinal Products

The criteria for designating an “orphan medicinal product” in the European Union are similar in principle to those in the United States. A medicinal product can be designated as an orphan if its sponsor can establish that: (1) the product is intended for the diagnosis, prevention or treatment of a life threatening or chronically debilitating condition; (2) either (a) such condition affects not more than five in 10,000 persons in the European Union when the application is made, or (b) the product, without the benefits derived from the orphan status, would not generate sufficient return in the European Union to justify the necessary investment; and (3) there exists no satisfactory method of diagnosis, prevention or treatment of the condition in question that has been authorized for marketing in the European Union or, if such method exists, the product will be of significant benefit to those affected by that condition.

In the European Union, an application for designation as an orphan product can be made any time prior to the filing of the application for MA. Orphan drug designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of an MA, orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the regulatory authorities cannot accept another MAA, grant an MA, or accept an application to extend an MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

The orphan exclusivity period may, however, be reduced to six years if, at the end of the fifth year, it is established that the product no longer meets the criteria for which it received orphan drug destination, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity, or where the prevalence of the condition has increased above the threshold. Granting of an authorization for another similar orphan medicinal product where another product has market exclusivity can happen at any time if: (i) the second applicant can establish that its product, although similar to the authorized product, is safer, more effective or otherwise clinically superior, (ii) inability of the applicant to supply sufficient quantities of the orphan medicinal product or (iii) where the applicant consents to a second orphan medicinal product application. A company may voluntarily remove a product from the orphan register.

Pediatric Development

In the European Union, MAAs for new medicinal products have to include the results of trials conducted in the pediatric population, in compliance with a PIP agreed with the EMA’s Pediatric Committee (PDCO). The PIP sets out the timing and measures proposed to generate data to support a pediatric indication of the drug for which an MA is being sought. The PDCO can grant a deferral of the obligation to implement some or all of the measures of the PIP until there are sufficient data to demonstrate the efficacy and safety of the product in adults. Further, the obligation to provide pediatric clinical trial data can be waived by the PDCO when these data are not needed or appropriate because the product is likely to be ineffective or unsafe in children, the disease or condition for which the product is intended occurs only in adult populations, or when the product does not represent a significant therapeutic benefit over existing treatments for pediatric patients. Once the MA is obtained in all member states and study results are included in the product information, even when negative, the product is eligible for a six-months supplementary protection certificate extension (if any is in effect at the time of approval) or, in the case of orphan pharmaceutical products, a two-year extension of the orphan market exclusivity is granted.

Post-Approval Requirements

Similar to the United States, both MA holders and manufacturers of medicinal products are subject to comprehensive regulatory oversight by the EMA, the European Commission and/or the competent regulatory authorities of the member states. The holder of an MA must establish and maintain a pharmacovigilance system and appoint an individual qualified person for pharmacovigilance who is responsible for oversight of that system. Key obligations include expedited reporting of suspected serious adverse reactions and submission of periodic safety update reports (PSURs).

All new MAAs must include a risk management plan (RMP) describing the risk management system that the company will put in place and documenting measures to prevent or minimize the risks associated with the product. The regulatory authorities may also impose specific obligations as a condition of the MA. Such risk-minimization measures or post-authorization obligations may include additional safety monitoring, more frequent submission of PSURs, or the conduct of additional clinical trials or post-authorization safety studies.

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, or to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

Brexit and the Regulatory Framework in the United Kingdom

The United Kingdom left the European Union on January 31, 2020, following which existing EU medicinal product legislation continued to apply in the United Kingdom during the transition period under the terms of the EU-UK Withdrawal Agreement. The transition period, which ended on December 31, 2020, maintained access to the EU single market and to the global trade deals negotiated by the European Union on behalf of its members. The transition period provided time for the United Kingdom and European Union to negotiate a framework for partnership for the future, which was then crystallized in the Trade and Cooperation Agreement (TCA) and became effective on the January 1, 2021. The TCA includes specific provisions concerning pharmaceuticals, which include the mutual recognition of GMP inspections of manufacturing facilities for medicinal products and GMP documents issued, but does not foresee wholesale mutual recognition of UK and EU pharmaceutical regulations.

EU laws which have been transposed into UK law through secondary legislation continue to be applicable as “retained EU law”. However, new legislation such as the EU CTR will not be applicable. The UK government has passed a new Medicines and Medical

Devices Act 2021, which introduces delegated powers in favor of the Secretary of State or an ‘appropriate authority’ to amend or supplement existing regulations in the area of medicinal products and medical devices. This allows new rules to be introduced in the future by way of secondary legislation, which aims to allow flexibility in addressing regulatory gaps and future changes in the fields of human medicines, clinical trials and medical devices.

As of January 1, 2021, the Medicines and Healthcare products Regulatory Agency (MHRA) is the UK’s standalone medicines and medical devices regulator. As a result of the Northern Ireland protocol, different rules will apply in Northern Ireland than in England, Wales, and Scotland (Great Britain); broadly, Northern Ireland will continue to follow the EU regulatory regime, but its national competent authority will remain the MHRA. The MHRA has published a guidance on how various aspects of the UK regulatory regime for medicines will operate in Great Britain and in Northern Ireland following the expiry of the Brexit transition period on December 31, 2020. The guidance includes clinical trials, importing, exporting, and pharmacovigilance and is relevant to any business involved in the research, development, or commercialization of medicines in the United Kingdom. The new guidance was given effect via the Human Medicines Regulations (Amendment etc.) (EU Exit) Regulations 2019 (Exit Regulations).

The MHRA has introduced changes to national licensing procedures, including procedures to prioritize access to new medicines that will benefit patients, including a 150-day assessment and a rolling review procedure. All existing EU MAs for centrally authorized products were automatically converted or grandfathered into UK MAs, effective in Great Britain (only), free of charge on January 1, 2021, unless the MA holder chooses to opt-out. In order to use the centralized procedure to obtain an MA that will be valid throughout the EEA, companies must be established in the EEA. Therefore, after Brexit, companies established in the United Kingdom can no longer use the EU centralized procedure and instead an EEA entity must hold any centralized MAs. In order to obtain a UK MA to commercialize products in the UK, an applicant must be established in the United Kingdom and must follow one of the UK national authorization procedures or one of the remaining post-Brexit international cooperation procedures to obtain an MA to commercialize products in the United Kingdom. The MHRA may rely on a decision taken by the European Commission on the approval of a new (centralized procedure) MA when determining an application for a Great Britain authorization or use the MHRA’s decentralized or mutual recognition procedures which enable MAs approved in EU member states (or Iceland, Liechtenstein, Norway) to be granted in Great Britain.

There will be no pre-MA orphan designation. Instead, the MHRA will review applications for orphan designation in parallel to the corresponding MA application. The criteria are essentially the same, but have been tailored for the market (i.e., the prevalence of the condition in Great Britain, rather than the European Union, must not be more than five in 10,000). Should an orphan designation be granted, the period or market exclusivity will be set from the date of first approval of the product in Great Britain.

Regulation of Companion Diagnostics

In the European Union, in vitro diagnostic medical devices (IVDs) are regulated by Directive 98/79/EC (the Directive) which regulates the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices must comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be).

The regulation of companion diagnostics will be subject to further requirements once the in-vitro diagnostic medical devices Regulation (No 2017/746) (EU IVDR) will become applicable on May 26, 2022. However, on October 14, 2021, the European Commission proposed a “progressive” roll-out of the EU IVDR to prevent disruption in the supply of IVDs. The European Parliament and Council voted to adopt the proposed regulation on December 15, 2021 and the regulation entered into force on January 2022. The EU IVDR will fully apply on May 26, 2022 but there will be a tiered system extending the grace period for many devices (depending on their risk classification) before they have to be fully compliant with the regulation.

The EU IVDR introduces a new classification system for companion diagnostics which are now specifically defined as diagnostic tests that support the safe and effective use of a specific medicinal product, by identifying patients that are suitable or unsuitable for treatment. Companion diagnostics will have to undergo a conformity assessment by a notified body. Before it can issue a CE certificate, the notified body must seek a scientific opinion from the EMA on the suitability of the companion diagnostic to the medicinal product concerned if the medicinal product falls exclusively within the scope of the centralized procedure for the authorization of medicines, or the medicinal product is already authorized through the centralized procedure, or an MAA for the medicinal product has been submitted through the centralized procedure. For other substances, the notified body can seek the opinion from a national competent authority or the EMA.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, including the Health Insurance Portability and Accountability Act of 1996, as amended, and regulations promulgated thereunder (collectively HIPAA) and federal and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain state and non-U.S. laws, such as the California Consumer Privacy Act (CCPA), the California Privacy Rights Act (CPRA) and the EU General Data Protection Regulation, or GDPR, govern the privacy and security of personal data, including health-related data in certain circumstances, some of which are more stringent than HIPAA and many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product. No regulatory authority has granted approval for a individualized cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

Other legislative changes have been proposed and adopted since the ACA was enacted, including aggregate reductions of Medicare payments to providers of 2% per fiscal year, which was temporarily suspended from May 1, 2020 through December 31, 2021, and reduced payments to several types of Medicare providers. Recently enacted legislation eliminates the statutory cap on the Medicaid drug rebate, currently set at 100% of a drug’s average manufacturer price, beginning January 1, 2024.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies, enable the government to negotiate prices for drugs covered under Medicare, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including removing the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability effective January 1, 2024, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid, and facilitate the importation of certain lower-cost drugs from other countries. More recently, in July 2021, President Biden issued an executive order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition. The executive order required the Secretary of Health and Human Services to develop a comprehensive plan for addressing drug prices. The plan was released on September 9, 2021, and it includes support for legislative and administrative actions that would improve affordability, access, competition, and foster scientific innovation. Congress is currently considering a number of bills relating to drug pricing, including bills that would impose rebate obligations for Medicare (and potentially other utilization) for price increases greater than the rate of inflation, require drug pricing negotiations in Medicare, redesign the Part D benefit to lower patient costs and overall spending, and introduce enhanced transparency measures into drug pricing. In particular, the Build Back Better Act introduces drug pricing reforms that would, among other things, allow the federal government to negotiate prices for some high-cost drugs covered under Medicare Parts B and D, introduce inflationary rebates on certain Medicare Part B and Medicare Part D drugs to support limits on drug price increases in Medicare and private insurance, redesign the structure of the Part D benefit, and require payment of rebates on covered outpatient drugs that are paid for by a state Children’s Health Insurance Program. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

Our Interactions with the FDA

EDGE Medical Device Development

In two separate FDA interactions, the FDA advised us that our machine-learning software will not be subject to medical device diagnostic regulations. In August 2016, the FDA’s Center for Devices and Radiological Health, determined that the TSNA prediction software is a Non-Significant Risk (NSR), device, and that an IDE submission was not required to conduct clinical studies with our product candidate. In April 2017, the FDA’s Center for Biologics Evaluation and Research (CBER) confirmed that medical device diagnostic regulations did not apply to our testing and processing of the patient-specific TSNA, and that quality requirements could be met through compliance with biologic cGMPs. Based on these interactions, we believe no additional device-related regulatory submissions (such as an investigational device exemption or pre-market approval application) or device development activities are required, and our TSNA prediction software procedure will be regulated as part of our cGMP manufacturing process.

GRANITE Development Program

Preclinical Safety

In a Pre-IND interaction with the FDA’s CBER Office of Tissues and Advanced Therapies (OTAT) the FDA advised us that a single toxicological animal study with a representative vector could be able to support preclinical safety for purposes of IND submission. Subsequent to this discussion, we submitted proposed protocols for GLP toxicology and biodistribution studies for OTAT’s review in connection with a Pre-IND meeting, and OTAT confirmed that a single GLP toxicology study could support IND submission. In this GLP toxicology study, we administered our ChAd and the samRNA vectors to Indian Rhesus macaques. The heterologous prime-boost immunotherapy approach when administered intramuscularly was well tolerated at the clinical maximal dose of each platform, with some animals presenting flu-like symptoms. Preclinical chemistry findings included a transient increase in select cytokines, which resolved rapidly.

Clinical Regulatory

In our GRANITE Pre-IND meeting with OTAT the FDA previewed Clinical Protocol GO-004 and confirmed that the overall design appeared reasonable, while providing comments on the study populations and dose determination which we incorporated into the Phase1/2 protocol. OTAT also concurred with our dose limiting toxicity assessment criteria, but reserved comment on the starting dose and dose escalation pending the completion of planned preclinical studies. We intend to include these elements in the protocol, which we believe may permit a faster progression and fewer patients to reach the clinical protocol’s combination cohort (Phase 1, Part C).

In our Type-C meeting with OTAT, the FDA reviewed the Phase 2/3 clinical study design for the planned study evaluating first-line maintenance in patients with MSS CRC, and discussed approaches for a registrational path. We believe we have aligned with the FDA to conduct a combined, yet regulatorily and statistically distinct Phase 2/3 clinical study. Molecular response is the primary endpoint for the phase 2 component of the trial, an exploratory efficacy endpoint in the FDA’s view. We expect that preliminary Phase 2 data, including molecular response, RECIST radiologic response and Progression-Free Survival (utilizing iRECIST/iPFS as well as RECIST/PFS), together with available ctDNA data will be previewed with the FDA in a subsequent meeting. We expect that the MSS-CRC patient population will be defined with local testing to exclude MSI patients, with reference data characterizing the expected negligible contributory effect of PD-(L)1/ipilimumab in combination with GRANITE.

Regulatory Chemistry, Manufacturing & Controls

In a Type-C Facilities meeting with the FDA’s CBER Division of Manufacturing and Product Quality (DMPQ) we obtained FDA feedback on our then-proposed design for the multi-use clinical manufacturing facility in Pleasanton, California. Importantly, the FDA concurred with our plan to build a facility designed to accommodate manufacture of multiple patient-specific lots in parallel within the same manufacturing suite, which we expect will provide a substantial increase in scalability within a smaller allocation of cleanrooms.

At our subsequent GRANITE Pre-IND meeting with OTAT, the FDA concurred with our proposed use of select rapid release testing methods in which we proposed replacing standard cell-culture based tests with faster polymerase chain reaction methods. As discussed with the FDA, we submitted qualification of these methods in our IND submission for GRANITE. The FDA also found our proposed stability program to be generally acceptable to support the then-proposed Phase 1 clinical study of GRANITE, where only one representative patient lot per year was placed on product stability during conduct of the clinical program.

In support of transitioning the GRANITE manufacturing process from external contract manufacturing organizations to Our Pleasanton manufacturing facility, an IND amendment was submitted to the FDA outlining the Chemistry, Manufacturing, and Controls documentation changes for the ChAd and samRNA product candidates. These revisions included a plasmid backbone change for the samRNA vector and a process improvement for the samRNA drug substance. These updates have been implemented and are currently being utilized in our Pleasanton manufacturing facility.

In our Type-C meeting with OTAT, the FDA clarified phase appropriate CMC requirements to support advancement into late clinical development. The FDA detailed qualification efforts for bioinformatics, manufacturing, and testing to be submitted prior to initiation of the Phase 2 and Phase 3 portions of the Phase 2/3 clinical study. These include providing bioinformatics documentation, qualification of critical analytical assays which include a robust potency assay, as well as materials to support manufacturing process improvements being implemented for GRT-C901 and GRT-R902. We expect that a comprehensive review of CMC will occur in a subsequent pre-Phase 3 meeting with the FDA.

GRANITE Regulatory Milestones

The FDA allowed IND for GRANITE to proceed in September 2018. In December 2018, the FDA granted fast track designation to GRANITE for the treatment of colorectal cancer.

SLATE Development Program

Preclinical Safety

In pre-IND communications with the FDA, following a justification of comparability of ChAd and samRNA products, we received feedback from the FDA noting that pre-clinical pharmacology, pharmacokinetic, and toxicology studies conducted in support of the GRANITE IND, could be used to support the initiation of the clinical study proposed under the SLATE IND. In follow-up correspondence, the FDA requested additional safety pharmacology information on the general anticipated immunogenicity and auto-reactivity elicited with each of the 20 neoantigens expressed in the SLATE cassette, as well as the impact of order and orientation of the neoantigens within the expression cassette.

Clinical Regulatory

In our SLATE Pre-IND communication with OTAT the FDA previewed Clinical Protocol NCT03953235, GO-005 and confirmed that the overall design appeared reasonable, but requested we add language to clarify our proposed dose escalation and stopping rules. The FDA had additional questions on our proposed Next Generation Sequencing method to screen patients for their HLA type and communicated that this novel method may be viewed as a companion diagnostic.

Regulatory Chemistry, Manufacturing & Controls

Much of the manufacturing process contained in SLATE was similar to that used in the GRANITE IND, therefore, the FDA’s pre-IND feedback focused primarily on the quality of the reagents, drug product characterization and release, and ongoing stability requests. The FDA inquired on the status of certain research-grade reagents and reminded us of the need to progress to GMP grade materials in the manufacture drug product by the time of BLA approval and commercial licensure. In order to retain consistency in the manufactured drug product across SLATE batches, we were asked to amend the specification of certain release assays’ criteria and continue the development of quantitative potency assays for the ChAd and samRNA products prior to approval, and we were asked to summarize our QC plan to prevent, detect, and correct deficiencies that may compromise product integrity or function, or that may lead to the possible transmission of adventitious infectious agents. Additionally, the FDA provided feedback on the proposed method for qualifying Gritstone’s proposed accelerated adventitious agent release assay.

SLATE Regulatory Milestones

The FDA allowed our IND for SLATE to proceed in June 2019.

CORAL Development Program

A pre-IND interaction with the FDA was conducted to review the proposed clinical investigation of ChAd vectors encoding the SARS-CoV-2 and CD8+ T-cell epitope spike antigen sequences in normal healthy subjects. The FDA concluded that the overall manufacturing and release testing for the CORAL vaccines candidates, which is similar to the GRANITE/SLATE process, appeared acceptable and requested detail on the transfection process, grade of materials, and release tests be submitted in the IND. We also received feedback that pre-clinical pharmacokinetic, and toxicology studies conducted in support of the GRANITE IND could be used to support the safety information needed to initiate the SARS-CoV-2 clinical study, and that additional animal immune response pharmacodynamic data would be submitted within the IND. The FDA previewed the proposed clinical protocol, confirmed that the overall design appeared reasonable and requested we include language to clarify dose escalation, stopping rules and a sentinel arm. The FDA requested that we exclude those subjects who are being treated with COVID-19 investigational agents or who have a high risk of potential exposure to SARS-CoV-2.

CORAL Regulatory Milestones

In March 2021 the FDA acknowledged our biologics master file which provides CMC and non-clinical sections support of NIH’s IND to study CORAL program candidates in previously vaccinated healthy volunteers.

In August 2021 the MHRA provided a notice of acceptance for our CTA to initiate a clinical study of certain CORAL program candidates to boost vaccinate healthy volunteers >60 years in the UK. Gritstone will continue to enroll subjects and expand the CORAL-BOOST program in the ongoing trial in the UK. Since study recruitment can be met within the UK, we currently do not plan to expand the CORAL-BOOST clinical trial into the US under our own IND.

In December 2021 the MHRA provided a notice of acceptance for our CTA to initiate a clinical study of certain CORAL program candidates in previously vaccinated B-cell deficient subjects in the UK.

South Africa’s SAHPRA provided a notice of acceptance for our CTA to initiate a clinical study to test certain CORAL program candidates in COVID-19 naïve, convalescent, and HIV subjects in South Africa.

Financial Information About Segments

We manage our operations as a single reportable segment for the purposes of assessing performance and making operating decisions. See “Note 2. Summary of Significant Accounting Policies” in the notes to the consolidated financial statements included elsewhere in this Annual Report on Form 10-K.

Employees

As a mission-driven organization, we value and foster a culture of collaboration, discovery and passion, which is reflected in our hiring and retention strategies. We employ talented individuals who have the skills and expertise to meet the challenges of our mission, and we recognize that our employees are key to our success. Our human capital objectives include hiring goals set to provide us with necessary expertise, integrating new employees, and retaining, incentivizing and developing our existing employees.

As of December 31, 2021, we had 193 full-time employees, including a total of 53 employees with M.D. or Ph.D. degrees. Within our workforce, 86 employees are engaged in research and development, 68 in manufacturing and quality, and 39 are engaged in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were founded in August 2015 as a Delaware corporation. In May 2021, we changed our name from Gritstone Oncology, Inc. to Gritstone bio, Inc. Our principal executive offices are located at 5959 Horton Street, Suite 300, Emeryville, California 94608, and our telephone number is (510) 871-6100. Our website address is www.gritstonebio.com. The information on, or that can be accessed through, our website is not part of this report and is not incorporated by reference herein. We have included our website address as an inactive textual reference only. We also use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

We file electronically with the SEC our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.gritstonebio.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The public may read or copy any materials we file with the SEC at the SEC’s Public Reference Room at 100 F Street NE, Washington, D.C. 20549. The public may obtain information on the operation of the Public Reference Room by calling the SEC at 1-800-SEC-0330. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

We use Gritstone bio, Inc.®, the Gritstone bio logo, and other marks as trademarks in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.

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
•
We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations
•
Our immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval;

•
Our business remains highly dependent on the successful development, regulatory approval and commercialization of our individualized immunotherapy product candidate, GRANITE, our “off-the-shelf” immunotherapy product candidate, SLATE, and CORAL, our second generation COVID-19 vaccine, all of which are in clinical trials;

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

We have had significant operating losses since our inception (for additional information, see “Liquidity” in Note 1 to our consolidated financial statements). Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our current and any future immunotherapy product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability at some point in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

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

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights or jointly own some aspects of our technologies or product candidates that we would otherwise pursue on our own. We may not realize revenue from sales of products or royalties from licensed products in the foreseeable future, and no such revenue will be realized unless and until a product candidate is clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants, repayment obligations, or other similar restrictions that may affect our business and limit our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

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

Risks Related to Our Business

Our business is highly dependent on the successful development, regulatory approval and commercialization of our product candidates, primarily our individualized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, and CORAL, our second generation COVID-19 vaccine, all of which are in clinical trials.

We have no products approved for sale, and all three of our clinical programs are in Phase 1 or Phase 2 clinical trials. As such, we face significant clinical risk with our programs and our tumor and viral-specific immunotherapy approach generally. The success of our business, including our ability to finance our company and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE, SLATE and CORAL, as well as other product candidates derived from our tumor-specific immunotherapy approach, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire; however, our product candidates based on our immunotherapy approach have only been tested in a small number of humans, and, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy, especially of an individualized immunotherapy treatment sufficient to warrant approval for commercialization.

We have not previously submitted a BLA to the FDA, or similar filing seeking regulatory approval to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, any product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in selected foreign countries. While the scope of regulatory approval generally is similar in other countries, to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of our product candidates, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.

The clinical and commercial success of our current and any future product candidates will depend on several factors, including the following:

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

•
our ability to complete an IND, or similar foreign applications, enabling studies, and successfully submit an IND or similar foreign applications for future product candidates;

•
acceptance of our proposed indications and primary endpoint assessments relating to the proposed indications of our product candidates by the FDA and similar foreign regulatory authorities;

•
our ability to consistently manufacture on a timely basis our product candidates;

•
our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMPs or similar foreign requirements;

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

•
the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our individualized cancer immunotherapy approach;

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

•
clinical trials of our product candidates may produce negative or inconclusive results, and we may decide, or regulators may require us, to conduct additional clinical trials or abandon our development programs, including our individualized cancer immunotherapy program;

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (DSMB), for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs may impact our developments plans.

It is currently unclear to what extent the United Kingdom will seek to align its regulations with the European Union. The UK regulatory framework in relation to clinical trials is derived from existing EU legislation (as implemented into UK law, through secondary legislation). On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closes on March 14, 2022 and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the United Kingdom chooses to align with the regulation or diverge from it to maintain regulatory flexibility. A decision by the United Kingdom not to closely align its regulations with the new approach that will be adopted in the European Union may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization in the European Union for our product candidates on the basis of clinical trials conducted in the United Kingdom.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

Our tumor-specific cancer immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval.

Regarding our tumor-specific cancer immunotherapies, our foundational science and product development approach are based on our ability to predict the presence of a patient’s TSNA and develop a TSNA-directed therapy that will elicit a meaningful T cell response. We believe that this approach may offer an improved therapeutic effect by driving an intense, focused T cell attack selectively upon a patient’s tumor. However, this approach to treating cancer is novel and the scientific research that forms the basis of our efforts to predict the presence of TSNA and to develop TSNA-directed cancer immunotherapy candidates is both preliminary and limited. The results of our preclinical animal studies may not translate into humans. For example, our prediction model may fail to accurately predict the presence of TSNA, resulting in little or no tumor-targeted T cell response, or our therapy may fail to elicit a significant or durable enough T cell response to effectively destroy a tumor. As such, we cannot assure you, even if we are able to develop individualized cancer immunotherapy candidates capable of recognizing TSNA and eliciting a T cell response, that such therapy would safely and effectively treat cancers. We may spend substantial funds attempting to develop this approach and never succeed in developing a marketable therapeutic.

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

The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, and we cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a cell therapy product candidate in the United States or how long it will take to commercialize a product candidate, if and when approved. Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell therapies and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. Additionally, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

The design of our clinical trials may provide encouraging albeit limited evidence of the efficacy of our individualized immunotherapy product candidate, GRANITE and the off-the-shelf immunotherapy candidate, SLATE, respectively.

Scientific principles and preclinical data suggest that combination treatment of cancer patients with our TSNA-directed immunotherapy product candidates plus checkpoint inhibitors is likely to be most effective for our target indications. The Phase 1 portion of both of our Phase 1/2 clinical trials, GO-004 (NCT03639714) and GO-005 (NCT03953235), consequently, involved administration of a combination therapy with GRANITE and SLATE, respectively. Notably, all patients in the Phase 1/2 trials received anti-PD-1 monoclonal antibodies (mAb) as background therapy. Some patients in both Phase 1 portions of our trials additionally received anti-CTLA-4 mAb. Checkpoint inhibitors such as anti-PD-1 and anti-CTLA-4 mAb are known to be effective treatments in many cancer patients and elicit objective responses in some patients. Any objective responses observed in our trials thus would have been in patients receiving our experimental therapy together with at least one checkpoint inhibitor, and attribution of objective responses to the effects of GRANITE or SLATE alone are not possible at this stage of our development program. Efficacy will be studied carefully in the respective GRANITE and SLATE Phase 2 cohorts, in which we will attempt to compare the relative contributions of our individualized and off-the-shelf immunotherapy candidates and the checkpoint inhibitors to historical data from patients treated with checkpoint inhibitors alone. Of note, patient eligibility for our clinical trials is determined based, in part, upon predicted immunogenicity of the patient’s tumor. In particular, we only accept patients predicted to have a neoantigenic burden above a certain threshold. Selection of high-immunogenicity tumors is relevant to interpretation of clinical data, since high immunogenicity (which is related to high tumor mutational burden) may be a positive prognostic factor, which means our selected patients would have a clinical outcome upon standard therapy that is superior to unselected case controls. Conversely, we are also enriching our GRANITE Phase 2 cohorts with patients with intermediate mutational burden, such as MSS-CRC, who do not respond or poorly respond to checkpoint inhibitors. While clinical response in these patients when receiving our individualized vaccines in combination with checkpoint inhibitors would be encouraging, the absence of a randomized controlled cohort will make the interpretation of these results difficult. Overall, interpretation of “time-to-event” endpoints, such as progression-free survival or overall survival, is challenging without a contemporaneous, randomized control group. As a result, even if our respective Phase 1/2 clinical trials provide early, encouraging results, they may yield limited evidence of the efficacy of GRANITE or SLATE, which may not be fully understood by investors or market participants, potentially leading to negative effects on our stock price.

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

Our immunotherapy product candidates, GRANITE, SLATE and CORAL, are considered to be biologics, and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. Our product candidates for SLATE and CORAL are designed using known genetic sequences available from public databases, while the manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples. GRANITE, SLATE and CORAL require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our individualized immunotherapy GRANITE in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process, from biopsy receipt and sequencing completion to the release and shipment of GRANITE to the clinical site for patient administration, will initially take approximately 14-18 weeks. In addition, our manufacturing process for GRANITE, SLATE and CORAL are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted, and the resulting delay may adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market, if licensed.

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

We have not previously submitted a BLA or any other marketing application to the FDA or similar filings to comparable foreign regulatory authorities. A BLA or other similar regulatory filing requesting approval to market a product candidate must include extensive preclinical and clinical data and supporting information to establish that the product candidate is safe, effective, pure and potent for each desired indication. The BLA or other similar regulatory filing must also include significant information regarding the chemistry, manufacturing and controls for the product. FDA and foreign regulatory authorities may also conduct pre-license inspections of us and/or our CMOs to ensure the manufacture of a product candidate complies with applicable regulatory requirements, including cGMP or similar foreign requirements. Adverse inspection findings could result in the delay or non-approval of a BLA or other similar regulatory filing and require the implementation of costly corrective actions before potential approval can be granted.

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

•
the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or

•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval. For example, the FDA launched Project Optimus as an initiative to reform the dose optimization and dose selection paradigm in oncology product development as FDA’s view is that the current paradigm for dose selection results in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating registration/pivotal trials. Through collaboration with industry, academia, and other stakeholders, FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval.

Additionally, in part due to questions raised by the process underlying the approval of the Alzheimer’s disease drug Aduhelm®, government authorities and other stakeholders have been recently scrutinizing the accelerated approval pathway, with some stakeholders advocating for reforms. Even prior to the Aduhelm approval, FDA has held Oncologic Drugs Advisory Committee meetings to discuss accelerated approvals for which confirmatory trials have not verified clinical benefit. Such scrutiny, among other factors, has resulted in voluntary withdrawals of certain products and indications approved on an accelerated basis. FDA also launched an initiative, known as Project Confirm, to promote the transparency of outcomes related to accelerated approvals for oncology indications. Moreover, spurred by the Aduhelm controversy, the U.S. Department of Health and Human Services Office of Inspector General has initiated an assessment of how the FDA implements the accelerated approval pathway. At this time, it is not clear what, if any, impact these developments may have on the statutory accelerated approval pathway or our business, financial condition, results of operations or prospects.

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

We have chosen to prioritize development of our individualized immunotherapy candidate, GRANITE, our off-the-shelf immunotherapy candidate, SLATE, and our second-generation COVID-19 vaccine program, CORAL. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications for which there may be a greater likelihood of success or that may be more profitable.

We initially developed our GRANITE individualized cancer immunotherapy candidates based on the prediction of a patient’s TSNA, to address a variety of cancers, including NSCLC and gastro-esophageal, bladder and colorectal cancers. GRANITE is now being evaluated in the Phase 2 portion of the GO-004 trial (NCT03639714), which started enrolling patients in the third quarter of 2020 with an objective to identify interpretable signals of efficacy when combining our vaccine candidate with immune checkpoint inhibitors with a focus on tumor types that do not respond to immune checkpoint inhibitors (MSS-CRC), respond poorly (gastro-esophageal cancers) or have progressed after first-line therapy with immune checkpoint inhibitors (NSCLC). The clinical trial of SLATE, our off-the-shelf product candidate, is currently evaluating subjects with mutation positive and metastatic and advanced solid tumors, with a focus on NSCLC, who seem to derive the strongest benefit in terms of immune response as compared to patients with colorectal and pancreatic cancers. SLATE is now being evaluated in the Phase 2 portion of the GO-005 trial (NCT03953235), which is now focusing on patients with NSCLC and MSS-CRC. Based on findings in the earlier portion of the SLATE study, we have developed an improved KRAS-focused cassette to treat patients with KRAS-positive tumors, which entered the clinic in the third quarter of 2021. We may resume accrual of patients with pancreatic cancer once this updated version of the SLATE product candidate has shown benefits in terms of immunological and/or clinical response in patients with NSCLC or MSS-CRC. We have strategically determined to initially focus solely on the development of individualized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially be foregoing other potentially more profitable therapy indications or those with a greater likelihood of success.

We initiated the CORAL program in 2021, and since have advanced five clinical stage potential product candidates being studied across a variety of populations across four clinical studies and established partnerships and funding agreements to help support the trials. We are committed to seeing the current studies through completion and if successful and regulatory circumstances allow, would seek to execute a pivotal trial. If we are unable to obtain regulatory approval and/or funding for a pivotal trial within our CORAL program, our commercial opportunity and profitability may be limited. We are assessing options to fund a pivotal trial should it occur.

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

In addition, our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and this competition will reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. While the COVID-19 pandemic appears to be receding in the United States, there is an unquantifiable risk of emergence of variants or current vaccine escape that could impact and delay patient enrollment and generate challenges in monitoring patients once on study. We anticipate facing additional challenges if the COVID-19 pandemic worsens.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, or comparable foreign regulatory authorities, the IRBs at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

There have been several reported cases of severe thrombosis with thrombocytopenia occurring post-vaccination in individuals who received adenovirus-based vaccines for SARS-CoV-2, including those administered under EUA. This syndrome has been termed “vaccine-induced prothrombotic immune thrombocytopenia (VIPIT)” or “vaccine-induced immune thrombotic thrombocytopenia (VITT)” but is now termed “thrombosis with thrombocytopenia syndrome (TTS)” by the Centers for Disease Control and Prevention (CDC) and the FDA. The syndrome appears to be autoimmune in nature and is associated with autoantibodies to a specific platelet-associated antigen. To date, no patients receiving our adenoviral vaccine candidate against SARS-CoV-2, CORAL, have been known to develop TTS, nor have we observed it in our cancer programs where our adenoviral vaccines are used in conjunction with checkpoint inhibitors (e.g., anti-PD1 antibody), which themselves can be associated with autoimmune toxicities; but we cannot be certain that this or similar complications will not arise.

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

•
we may be required to implement a Risk Evaluation and Mitigation Strategy (REMS), or similar risk management measures, or create a Medication Guide outlining the risks of such side effects for distribution to patients;

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

•
the time required for manufacture and release of our individualized immunotherapy products;

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

•
limitations or warnings contained in the FDA or foreign regulatory authorities - approved labeling for our products;

•
the willingness of physicians, operators of hospitals and clinics and patients to utilize or adopt our products as a solution;

•
any FDA or foreign regulatory authorities’ requirement for a REMS or similar risk management measures;

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

Manufacturing is a vital component of our immunotherapy approach, and we have invested significantly in our manufacturing facility. To ensure timely and consistent product supply assurance to our patients we previously used a hybrid product supply approach whereby certain elements of our product candidates were manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements were manufactured at qualified third-party contract manufacturing organizations (CMOs). All internal and third-party contract manufacturing is performed under cGMP or similar guidelines. We have internalized a majority of the manufacturing steps to optimize cost and production time, as well as establish full control over intellectual property and product quality. We will need to continue to scale up our manufacturing operations, as we continue to build the infrastructure and improve the capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce them for use in the conduct of our preclinical studies or clinical trials. We currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a clinical scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

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

Additionally, even if one of our vaccine candidates receives regulatory approval, successful commercialization depends on our ability to effectively scale up our in-house manufacturing capabilities and those of our manufacturing partners and contractors. Although we have a dedicated manufacturing facility in Pleasanton, we do not have sufficient manufacturing infrastructure to support a global roll-out of our product candidates on our own. We may not be able to timely and effectively produce our vaccine candidates, if approved, in adequate quantities to address global demand. We have not previously had a commercial launch of any vaccine product and doing so in a pandemic environment with an urgent, critical global need creates additional challenges. We cannot guarantee that any of these new challenges and requirements will be met in a timely manner or at all.

Finally, we and our CMOs may experience manufacturing and raw material sourcing difficulties due to resource constraints, as a result of labor disputes or unstable political environments, or due to the impact of the COVID-19 pandemic. If we or our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

We depend on third-party suppliers for key materials used in our manufacturing processes, and the loss of these third-party suppliers or their inability to supply us with adequate materials could harm our business.

We rely on third-party suppliers for certain materials required for the production of our individualized immunotherapy candidate. Our dependence on these third-party suppliers and the challenges we may face in obtaining adequate supplies of materials involve several risks, including limited control over pricing, availability, quality and delivery schedules. As a small company, our negotiation leverage is limited, and we are likely to get lower priority than our larger competitors. We cannot be certain that our suppliers will continue to provide us with the quantities of these raw materials that we require or satisfy our anticipated specifications and quality requirements, particularly if the COVID-19 pandemic worsens. Any supply interruption in limited or sole sourced raw materials could materially harm our ability to manufacture our product candidates until a new source of supply, if any, could be identified and qualified. We may be unable to find a sufficient alternative supply channel in a reasonable time or on commercially reasonable terms. Any performance failure on the part of our suppliers could delay the development and potential commercialization of our product candidates, including limiting supplies necessary for clinical trials and regulatory approvals, which would have a material adverse effect on our business.

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

We currently do not have the ability to independently conduct preclinical studies that comply with GLP regulatory requirements. We also do not currently have the ability to independently conduct any clinical trials. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as GCP requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials on our product candidates properly and on time. While we have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP-compliant preclinical studies and our GCP-compliant clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

The ability of the FDA or foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities.

Separately, in response to the COVID-19 pandemic, in March, 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July, 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plan to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

For example, if either GRANITE or SLATE is approved, it will compete with a range of therapeutic treatments that are either in development or currently marketed. Indeed, a variety of oncology drugs and therapeutic biologics are on the market or in clinical development. Such marketed therapies range from immune checkpoint inhibitors such as Bristol-Myers Squibb Company’s OPDIVO and YERVOY, Merck & Co., Inc.’s KEYTRUDA and Genentech, Inc.’s TECENTRIQ, and T cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO. The most common therapeutic treatments for common solid tumors are chemotherapeutic compounds, radiation therapy, targeted therapies and now immunotherapies. In addition, numerous compounds are in clinical development for cancer treatment. The clinical development pipeline for cancer includes small molecules, antibodies and immunotherapies from a variety of groups, including in the neoantigen space, the bispecific antibody space and engineered cell therapy and T cell receptor ( TCR) space. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience.

Additionally, we may be unable to produce a successful second-generation COVID-19 CORAL vaccine candidate, and establish a competitive market share for such CORAL vaccine candidate before the COVID-19 outbreak is contained or significantly diminished. A large number of vaccine manufacturers, academic institutions and other organizations have developed COVID-19 vaccines or are developing COVID-19 vaccine candidates. In particular, Moderna and Pfizer/BioNTech received full approval for their COVID-19 vaccines in the U.S. and other countries, Johnson & Johnson received the emergency use authorizations and many other companies, including Novavax, Sinovac Biotech, AstraZeneca, Sinopharm, and Inovio are in various stages of developing and obtaining marketing authorization for COVID-19 vaccine candidates. Furthermore, COVID-19 vaccines approved prior to our CORAL vaccine may develop broad market acceptance that we are challenged to overcome.

Despite funding provided to us to date, many of our competitors have significantly greater financial, technical, manufacturing, marketing, sales and supply resources or experience than we do. If we successfully obtain approval for any product candidate, we will face competition based on many different factors, including the safety and effectiveness of our products, the ease with which our products can be administered and the extent to which patients accept relatively new routes of administration, the timing and scope of regulatory approvals for these products, the availability and cost of manufacturing, marketing and sales capabilities, price, reimbursement coverage and patent position. Competing products could present superior treatment alternatives, including by being more effective, safer, less expensive or marketed and sold more effectively than any products we may develop. If any competitors are successful in producing more efficacious products or if any competitors are able to manufacture and distribute competitive products with greater efficiency there may be a diversion of potential governmental and other funding away from us and toward such other parties. Competitive products may make any products we develop obsolete or noncompetitive before we recover the expense of developing and commercializing our product candidates. Such competitors could also recruit our employees, which could negatively impact our level of expertise and our ability to execute our business plan.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that changes in these rules and regulations are likely. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

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

If we are unable to support demand for our existing or future services, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage the evolution of our EDGE™ platform, our business could suffer.

As the demand for our individualized and off-the-shelf immunotherapy candidates increases with our clinical trial needs, we will need to continue to increase our workflow capacity for sample intake and general process improvements, expand our internal quality assurance program, and apply our EDGE™ platform at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and technicians and other scientific and technical personnel to process higher volumes of tumor biopsies. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up, and validate, and increase our software and computing capacity to meet increased volume. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion.

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

As of December 31, 2021, we had 193 full-time employees. We will need to continue to expand our managerial, regulatory, clinical science, development operations, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

Our strategic collaborations, including those with Gilead and with 2seventy as well as any future arrangements that we may enter into, may not be successful, which could significantly limit the likelihood of receiving the potential economic benefits of such collaborations and adversely affect our ability to develop and commercialize our product candidates.

In February 2021, we announced that we had entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine for HIV. Under the terms of the agreement, Gilead will be responsible for conducting the Phase 1 study and, if it exercises its exclusive option, will develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. In such case, and subject to certain clinical, regulatory and commercial milestones being achieved, we would be eligible to receive up to an additional $725.0 million, as well as certain royalties on net sales upon commercialization. Separately, in August 2018, we entered into a strategic collaboration with 2seventy to utilize our EDGE™ platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in 2seventy’s cell therapy products. Under that collaboration, we are entitled to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones and tiered single digit royalties on sales of 2seventy’s cell therapy products utilizing the TCRs we develop directed at the targets we discovered.

Apart from these strategic collaborations, in the future we may seek to enter into additional collaboration arrangements for the development or commercialization of certain of our product candidates, depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, all such collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain, as well as challenging to manage. We may not be successful in our efforts with Gilead or 2seventy, and we may never receive any of the payments contemplated in those collaboration arrangements. Further, we may be unable to prudently manage these collaborations or enter into new ones. The terms of any new collaborations or other arrangements that we may establish may not be favorable to us.

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

We or the third parties upon whom we depend may be adversely affected by risks beyond our control, such as natural disasters, political crises, acts of terrorism, war or other catastrophic events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

We, our suppliers and third-party service providers are vulnerable to damage from natural disasters, including but not limited to earthquakes, fires or floods, power loss, communications failures, public health crises, such as pandemics and epidemics, political crises, such as terrorism, war, political instability or other conflict and similar events. If any disaster were to occur, our ability to operate our business at any of our facilities could be seriously, or potentially completely, impaired.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other facilities, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For instance, in late February 2022, Russian military forces launched significant military action against Ukraine, and sustained conflict and disruption in the region is likely. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions by the U.S., Canada, the United Kingdom, the European Union and other countries and organizations against officials, individuals, regions, and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the global economy and political situation. As of the date of this Annual Report on Form 10-K, we (i) are not conducting clinical or non-clinical studies in either Ukraine, Belarus or Russia, (ii) are not relying upon service providers or vendors from either of these regions to advance our GRANITE, SLATE, or CORAL development programs, (iii) do not source biomanufacturing critical raw materials, equipment, or other supplies directly from either Ukraine, Belarus or Russia, and (iv) are not aware nor have received notification from our supply vendors that the sourcing of any general laboratory or manufacturing materials may be negatively impacted due to such conflict and related sanctions.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our laboratory information management system and our EDGE™ platform. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and personal information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established physical, electronic and organizational measures to safeguard and secure our systems to prevent a data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our confidential information. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, contractors and consultants and other third parties on which we rely, are vulnerable to attack and damage from computer viruses, and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the Internet, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

As our operations and business grow, we may become subject to or affected by new or additional data protection laws and regulations and face increased scrutiny or attention from regulatory authorities. In the U.S., HIPAA imposes, among other things, certain standards relating to the privacy, security, transmission and breach reporting of individually identifiable health information. Certain states have also adopted comparable privacy and security laws and regulations, some of which may be more stringent than HIPAA. Such laws and regulations will be subject to interpretation by various courts and other governmental authorities, thus creating potentially complex compliance issues for us and our future customers and strategic partners. In addition, the CCPA went into effect on January 1, 2020. The CCPA creates individual privacy rights for California consumers and increases the privacy and security obligations of entities handling certain personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data breaches that is expected to increase data breach litigation. The CCPA may increase our compliance costs and potential liability, and many similar laws have been proposed at the federal level and in other states. Further, in November 2020, California voters passed Proposition 24, the CPRA. The CPRA will impose additional data protection obligations on covered businesses, including additional consumer rights processes, limitations on data uses, new audit requirements for higher risk data, and opt outs for certain uses of sensitive data. It will also create a new California data protection agency authorized to issue substantive regulations and could result in increased privacy and information security enforcement. The majority of the provisions will go into effect on January 1, 2023, and additional compliance investment and potential business process changes may be required. In the event that we are subject to or affected by HIPAA, the CCPA, the CPRA or other domestic privacy and data protection laws, any liability from failure to comply with the requirements of these laws could adversely affect our financial condition.

In the European Union, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR has increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations. Further, the GDPR provides that European Union and EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. From January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). The relationship between the United Kingdom and the European Union in relation to certain aspects of data protection law remains uncertain, and it is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These uncertainties, as well as any applicable regulatory changes, may lead to additional costs and increase our overall risk exposure.

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

Our business may be materially adversely affected by the ongoing COVID-19 pandemic.

While the COVID-19 pandemic did not materially adversely affect our business operations during the year ended December 31, 2021, economic and health conditions in the United States and across most of the globe have changed considerably since the pandemic began. In particular, supply chain disruptions have become a concern for many businesses in the current environment. The COVID-19 pandemic also caused significant volatility in the U.S. and international markets. The impact of the COVID-19 pandemic may increase the possibility of uncertainty in the global financial markets, high inflation and extended economic downturn. We are subject to inflationary pressures on employee wages, salaries, and the cost of various goods and services that can negatively impact our financial results. We have experienced minor delays in delivery of various products related to our manufacturing processes and in some cases have had to identify new suppliers, which at times resulted in increased costs. While not of the disruptions of our supply chain to date have been material, we cannot exclude the possibility that further supply chain disruptions due to the COVID-19 pandemic could have a material adverse effect on our business, and the extent to which these issues will impact our results remains uncertain.

In addition to the risk of such supply chain disruptions, as a result of the COVID-19 pandemic, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

•
We are conducting a number of clinical trials for product candidates in geographies that have been heavily affected by the COVID-19 pandemic. While the availability of first-generation vaccines in the United States (and other countries) have greatly improved the outlook for the pandemic, we believe that the emergence of variants of concern and/or the potential waning of the immune protection offered by existing vaccines has the potential to lead to prolonging the effects of the pandemic, which could in turn have an impact on various aspects of our clinical trials. For example, with respect to clinical trials for our tumor-specific immunotherapy product candidates, investigators may not want to screen or treat cancer patients with our experimental vaccine and potentially expose them to the novel coronavirus during additional clinic visits. Other potential impacts of the COVID-19 pandemic on our various clinical trials include delays or difficulties in any planned clinical site initiation, including difficulties in obtaining IRB or ethics committee approvals, recruiting clinical site investigators and clinical site staff, delays or difficulties in enrolling patients, interruption of planned key clinical trial activities, such as clinical trial site data monitoring due to diversion of resources at clinical sites or limitation on travel imposed by federal or state governments. This may impact the integrity of subject data.

•
While chimpanzee-based adenoviral (ChAd) vaccines have not yet been approved in the US, there is a risk that patient candidates to our GRANITE or SLATE vaccine candidates may become ineligible due to pre-existing neutralizing antibodies to ChAd vaccines, for example following participation in SARS-CoV-2 clinical trials using such vaccines. This in turn could slow down recruitment to our clinical trials, especially if we were to consider expanding our trials in the EU, and, ultimately, if these ChAd vaccines against SARS-CoV-2 are proven effective and become widely available in the general population, may render our vaccination approach unsuitable for many cancer patients. Similarly, patients who have been previously vaccinated with a mRNA-based vaccine may be reluctant to receive our samRNA vaccines, or may have contraindications such as allergic reaction to their SARS-CoV-2, mRNA-based vaccines.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2021, our solely owned patent portfolio includes pending patent applications and issued patents. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office (USPTO) courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

We currently are reliant upon licenses of certain patent rights and proprietary technology from third parties that is important or necessary to the development of our technology and products, including technology related to our product candidates. For example, we rely on our license agreements with Arbutus and Genevant for certain lipid nanoparticle-based delivery technologies. These and other licenses we may enter into in the future may not provide adequate rights to use such intellectual property and technology in all relevant fields of use or in all territories in which we may wish to develop or commercialize our technology and products in the future. As a result, we may not be able to develop and commercialize our technology and products in fields of use and territories for which we are not granted rights pursuant to such licenses.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of and have timely opposed EP Patent 2569633, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. EP Patent 2569633 is currently validated in Great Britain, France, Germany, Netherlands, Italy, Ireland, Spain and Switzerland. Our opposition was filed in our name on November 7, 2016 by Vossius & Partner. Four other parties also filed oppositions to the patent within the required timeframe. The Opposition Division of the European Patent Office (EPO), held opposition hearings on October 15 and 16, 2018, and determined that EP Patent 2569633 does not meet the requirements of the European Patent Convention (EPC) and consequently, revoked the patent. We received notice in April 2019 that EP Patent 2569633 patentees and licensors filed their appeal to the Opposition Division’s decision, and we, along with other opposers, filed responses in August 2019. Opponent Christian Müller withdrew his opposition in May 2020, but the appeal proceedings will be continued between the remaining parties. The EPO scheduled the oral proceedings for the appeal for September 27th and 28th 2022.

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

Our patent rights may be affected by developments or uncertainty in U.S. or ex-U.S. patent statutes, patent case laws in USPTO rules and regulations or in the rules and regulations of ex-U.S. patent offices. There are a number of changes to the U.S. patent laws that may have a significant impact on our ability to protect our technology and enforce our intellectual property rights. For example, on September 16, 2011, the Leahy-Smith America Invents Act (Leahy-Smith Act) was signed into law. The Leahy-Smith Act includes a number of significant changes to U.S. patent law. These include provisions that affect the way patent applications will be prosecuted and may also affect patent litigation. In particular, under the Leahy-Smith Act, the United States transitioned in March 2013 to a “first to file” system in which the first inventor to file a patent application will be entitled to the patent. Third parties are allowed to submit prior art before the issuance of a patent by the USPTO, and may become involved in post-grant proceedings including opposition, derivation, reexamination, inter partes review or interference proceedings challenging our patent rights or the patent rights of others. An adverse determination in any such submission, proceeding or litigation could reduce the scope or enforceability of, or invalidate, our patent rights, which could adversely affect our competitive position. This could have a negative impact on some of our intellectual property and could increase uncertainties surrounding obtaining and enforcement or defense of our issued patents. In addition, Congress may pass patent reform legislation that is unfavorable to us. The Supreme Court has ruled on several patent cases in recent years, either narrowing the scope of patent protection available in certain circumstances or weakening the rights of patent owners in certain situations. In addition to increasing uncertainty with regard to our ability to obtain patents in the future, this combination of events has created uncertainty with respect to the value of patents, once obtained. Depending on decisions by Congress, the federal courts and the USPTO, the laws and regulations governing patents could change in unpredictable ways that would weaken our ability to obtain new patents or to enforce our existing patents and patents we might obtain in the future.

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

The USPTO and various foreign governmental patent agencies require compliance with a number of procedural, documentary, fee payment and other provisions during the patent process. Periodic maintenance fees, renewal fees, annuity fees and various other governmental fees on patents and/or applications will be due to be paid to the USPTO and various governmental patent agencies outside of the United States in several stages over the lifetime of the patents and/or applications. We employ reputable professionals and rely on such third parties to help us comply with these requirements and effect payment of these fees with respect to the patents and patent applications that we own, and if we license intellectual property we may have to rely upon our licensors to comply with these requirements and effect payment of these fees with respect to any patents and patent applications that we license. In many cases, an inadvertent lapse can be cured by payment of a late fee or by other means in accordance with the applicable rules. However, there are situations in which noncompliance can result in abandonment or lapse of a patent or patent application, resulting in partial or complete loss of patent rights in the relevant jurisdiction. In such an event, competitors might be able to enter the market earlier than would otherwise have been the case.

Intellectual property rights do not necessarily address all potential threats to our competitive advantage.

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make individualized cancer immunotherapies that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP or similar regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP or similar regulations and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money, and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the CARES Act made a number of changes to the Federal Food, Drug and Cosmetic Act aimed at preventing drug shortages. Similarly, the FDA has issued a number of guidance documents describing the agency’s expectations for how drug manufacturers should comply with various FDA requirements during the pandemic, including with respect to conducting clinical trials, distributing drug samples, and reporting post-marketing adverse events. Moreover, as a result of the COVID-19 pandemic, there has been increasing political and regulatory scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in proposed and enacted legislative and executive actions, including Executive Orders, to incentivize or compel drug manufacturing operations to relocate to the United States. It is not clear how these changes and proposals could impact our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

We may seek orphan drug designation for certain future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We may pursue orphan drug designation for certain of our future product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products (COMP), grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, orphan designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. It is no longer necessary to obtain orphan designation in the UK before an application for marketing authorization is made, and the criteria will be assessed by the MHRA, at the time of assessment of the application for marketing authorization. The criteria in the UK are similar to those in the EU.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs, and application fee waivers. In addition, if an orphan-designated product receives the first FDA approval for the indication for which it has orphan designation (meaning that FDA has not previously approved a drug considered the same drug for same orphan condition), the product is entitled to orphan drug exclusivity. If there is a previously approved same drug for the same orphan condition, to obtain orphan exclusivity, the sponsor of the subsequent drug must demonstrate clinical superiority over the previously approved same drug. If granted, orphan exclusivity means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity to meet the needs of the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval, subject to the positive outcome of the reassessment of the continued compliance with the orphan designation criteria at the time of approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met at the end of the fifth year since grant of the approval, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Moreover, upcoming legislative reforms in the European Union may result in a reduction of market exclusivity periods for orphan medicinal products and/or imposition of additional requirements for grant of such exclusivity. In the UK, if the criteria for orphan designation are met at the time of assessment of the marketing authorization, the applicant is entitled to a fee reduction and ten years of market exclusivity. The terms of market exclusivity, and possibility for the period to be reduced, are similar to those in the EU.

Even if we obtain orphan drug designation for a product candidate, we may not be the first to obtain marketing approval for the product candidate for any particular orphan indication due to the uncertainties associated with developing novel biologic products. Further, even if we obtain orphan drug exclusivity for a product candidate, that exclusivity may not effectively protect the product from competition because different drugs can be approved for the same condition. Even after an orphan drug is approved, the FDA or foreign regulatory authorities can subsequently approve the same drug with the same active moiety for the same condition if the FDA or foreign regulatory authorities concludes that the later drug is clinically superior in that it is safer, more effective, or makes a major contribution to patient care. Orphan drug designation neither shortens the development time or regulatory review time of a drug or biologic nor gives the drug or biologic any advantage in the regulatory review or approval process.

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

In the United States, the European Union and other jurisdictions, there have been, and we expect there will continue to be, a number of legislative and regulatory changes and proposed changes to the healthcare system that could affect our future results of operations. In particular, there have been and continue to be a number of initiatives at the U.S. federal and state levels that seek to reduce healthcare costs and improve the quality of healthcare. For example, in March 2010, the ACA was enacted, which substantially changed the way healthcare is financed by both governmental and private payors. Among the provisions of the ACA, those of greatest importance to the pharmaceutical and biotechnology industries include the following:

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

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace, which began on February 15, 2021 and remained open through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through fiscal year 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the first six months of the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations. For example, Congress is currently considering a number of bills relating to drug pricing, including bills that would impose rebate obligations for Medicare (and potentially other utilization) for price increases greater than the rate of inflation, require drug pricing negotiations in Medicare, redesign the Part D benefit to lower patient costs and overall spending, and introduce enhanced transparency measures into drug pricing. In particular, the Build Back Better Act introduces drug pricing reforms that would, among other things, allow the federal government to negotiate prices for some high-cost drugs covered under Medicare Parts B and D, introduce inflationary rebates on certain Medicare Part B and Medicare Part D drugs to support limits on drug price increases in Medicare and private insurance, redesign the structure of the Part D benefit, and require payment of rebates on covered outpatient drugs that are paid for by a state Children’s Health Insurance Program.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies (including, for example, by requiring drug manufacturers to disclose planned drug price increases and the rationales for such increases), implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees, and other remuneration provided by drug manufacturers related to certain pharmaceutical products, enable the government to negotiate prices for drugs covered under Medicare, including H.R. 3 which passed the House, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability for single source and innovator multiple source drugs effective as of January 1, 2024 under the American Rescue Plan Act of 2021, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program, and facilitate the importation of certain lower-cost drugs from other countries. In July 2021, President Biden issued an Executive Order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition, including directing FDA to support and work with states and Indian Tribes to develop importation plans to import prescription drugs from Canada. The Executive Order required the Secretary of Health and Human Services to develop a comprehensive plan for addressing drug prices. The plan was released on September 9, 2021, and it includes support for legislative and administrative actions that would improve affordability, access and competition, and foster scientific innovation. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

In the European Union and UK, similar political, economic and regulatory developments may affect our ability to profitably commercialize our product candidates, if approved. In addition to continuing pressure on prices and cost containment measures, legislative developments at the European Union or member state level may result in significant additional requirements or obstacles that may increase our operating costs. The delivery of healthcare in the European Union, including the establishment and operation of health services and the pricing and reimbursement of medicines, is almost exclusively a matter for national, rather than European Union, law and policy. National governments and health service providers have different priorities and approaches to the delivery of health care and the pricing and reimbursement of products in that context. In general, however, the healthcare budgetary constraints in most European Union member states have resulted in restrictions on the pricing and reimbursement of medicines by relevant health service providers. Coupled with ever-increasing European Union and national regulatory burdens on those wishing to develop and market products, this could prevent or delay marketing approval of our product candidates, restrict or regulate post-approval activities and affect our ability to commercialize our product candidates, if approved. In markets outside of the United States and European Union, reimbursement and healthcare payment systems vary significantly by country, and many countries have instituted price ceilings on specific products and therapies. Moreover, upcoming legislative and policy changes in the European Union may further impact the price and reimbursement status of our products in the future.

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

•
the U.S. Physician Payments Sunshine Act and its implementing regulations, which requires certain manufacturers of drugs, devices, biologics and medical supplies that are reimbursable under Medicare, Medicaid, or the Children’s Health Insurance Program, with specific exceptions, to report annually to the government information related to certain payments and other transfers of value to physicians (as defined by statute), certain non-physician practitioners such as physician assistants and nurse practitioners, and teaching hospitals, as well as ownership and investment interests held by physicians and their immediate family members;

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

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2021, we have a total of 69,047,878 shares of common stock outstanding, as well as approximately 17.0 million shares underlying pre-funded warrants and approximately 5.9 million shares of common stock that are subject to outstanding options, restricted stock units or other equity awards. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of

1986, as amended (IRC), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Any equity financing transactions, private placements and other transactions that occur within a three-year testing period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as a result of prior or future offerings of our common stock or sales of common stock by existing stockholders, could have an adverse effect on our results of operations in our future years.

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until the earlier of (1) December 31, 2023, (2) the last day of the fiscal year in which we have total annual gross revenue of at least $1.07 billion, (3) the last day of the fiscal year in which we are deemed to be a large accelerated filer, which means the market value of our common stock that is held by non-affiliates exceeds $700.0 million as of the prior June 30th or (4) the date on which we have issued more than $1.0 billion in non-convertible debt during the prior three-year period.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located at 5959 Horton Street, Emeryville, California, comprising approximately 34,569 square feet of office and laboratory space. The initial lease term for the 5959 Horton lease expires on November 30, 2029 and we have an option to extend the lease term for two consecutive additional terms of 5 years. We also lease an aggregate of 28,600 square feet of space in two Cambridge, Massachusetts facilities, including (i) the lease of approximately 13,900 square feet of office and laboratory space, the term of which expires in April 2025, as the result of our exercise of an option to extend, and (ii) the lease of approximately 14,700 square feet of office and laboratory space, the term of which expires in January 2023, as the result of our agreeing to an extension.

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

In addition, we have entered into a lease to occupy a newly-built facility in Boston, Massachusetts, comprising approximately 73,495 square feet of office and laboratory space. We expect to take occupancy of this facility in 2023.

For additional information on all our properties, see “Leases” in Note 6 to our consolidated financial statements.

We believe that our existing facilities are sufficient for our needs for the immediate future and that, with our new facility in Boston, our facilities will meet the anticipated needs of our business in the medium term. As we continue to grow the business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Holders of Common Stock

As of March 7, 2022, there were 20 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Performance Graph

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Recent Sales of Unregistered Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, statements related to the potential of our therapeutic programs. Such forward-looking statements involve substantial risks and uncertainties that could cause our research and clinical development programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements, including interim results obtained may differ from those at completion of the studies and clinical trials. Such risks and uncertainties include, among others, the uncertainties inherent in the drug development process, including our programs’ early stage of development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, our ability to successfully establish, protect and defend its intellectual property and other matters that could affect the sufficiency of existing cash to fund operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

Overview

We discover, develop, manufacture, and deliver next generation cancer and infectious disease immunotherapy candidates with the aim of improving patient outcomes and eliminating disease. The immune system sits at the nexus of many diseases, and manipulation of the immune system has enormous potential to drive transformational therapeutic and preventative benefits. Our approach seeks to generate a potent therapeutic or protective immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells and eliminate virally-infected cells. Our programs are built on two key platforms, the first being our proprietary Gritstone EDGE™ artificial intelligence platform, which enables us to identify antigens that can be recognized by the immune system with a high degree of accuracy. The second platform is our potent, flexible, vaccine platform, which we have engineered to deliver selected immunogens to the patient’s immune system to drive the destruction of tumors or virally-infected cells. We accomplish this by leveraging our two proprietary vaccine vectors, self-amplifying mRNA (samRNA) and chimpanzee adenovirus (ChAd), which we have optimized to deliver immunogens selected by EDGE™ to the immune system. We utilize these “mix and match” vectors in a variety of ways, including as a heterologous prime-boost (one vector followed by the other) or homologous prime-boost (use the same vector twice). Our proprietary and synergistic technologies enable us to build robust and distinct pipelines in oncology and infectious disease. Additionally, our in-house manufacturing capabilities enable us to drive down both cost and production time, as well as maintain control over intellectual property and product quality of our products.

The table below summarizes key information about our clinical-stage pipeline.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	1/2	Enrollment Complete; Treatment Ongoing	Early stage & advanced solid tumors	NA	Gritstone
GRANITE	2/3	1Q 2022 Initiation	MSS-CRC* first line maintenance	NA	Gritstone
GRANITE	2	1Q 2022 Initiation	MSS-CRC adjuvant	NA	Gritstone
SLATE	1/2	Complete	p53, KRAS Advanced Solid Tumors	NA	Gritstone
SLATE	2	Enrollment Ongoing; Treatment Ongoing	KRASmut	NA	Gritstone
CORAL	1	Enrolling	COVID-19 naïve & booster	NIAID, IDCRC	Gritstone
CORAL	1	Enrolling	COVID-19 booster (60+)	NA	Gritstone
CORAL	1	1Q 2022 Initiation	COVID-19 immunocompromised	NA	Gritstone
CORAL	1	1Q 2022 Initiation	COVID-19 in South Africa (naïve, convalescent, HIV+)	CEPI	Gritstone
HIV	1	4Q 2021 IND Cleared	HIV treatment/cure	Gilead Sciences	Gilead

*MSS-CRC = microsatellite stable colorectal cancer

Funding Sources

We have funded our operations to date primarily through private placements of our convertible preferred stock, the sale of our common stock in public offerings and under our “at-the-market” offering program, private placements of our common stock and pre-funded warrants and with proceeds received from our collaboration arrangements. We also have received targeted funding from charitable foundations. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into additional collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

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

Manufacturing is a vital component of our platform approach to immunotherapy, and we have invested significantly in our manufacturing facility, which opened in November 2017. Until December 2019, we used a hybrid approach to manufacture our individualized immunotherapy, wherein certain elements of our product candidates were manufactured on an outsourced basis at qualified third-party contract manufacturing organizations (CMOs) and other elements of our product candidates were manufactured internally. Beginning in March 2020, we internalized the majority of the outsourced elements of the manufacturing process for our programs.

Since we commenced operations in August 2015, we have invested a significant portion of our efforts and financial resources in research and development activities and establishing our manufacturing facility. We have had significant operating losses since our inception, and we do not expect positive cash flows from operations in the foreseeable future (for additional information, see “Liquidity” in Note 1 to our consolidated financial statements). We do not have any products approved for sale. We expect to continue to incur net operating losses for at least the next several years as we advance our product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

Following our IPO, in April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, we (i) filed a shelf registration statement on Form S-3 (the 2019 Shelf Registration Statement), with the SEC covering up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, and (ii) entered into a Sales Agreement with Cowen and Company, LLC (Cowen), for an “at-the market” $75.0 million in shares of our common stock (ATM Offering Program) . Through December 31, 2021, we have received aggregate proceeds from our ATM Offering Program of $50.0 million, net of commissions and offering costs. During the year ended December 31, 2021, we issued and sold 3,990,869 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $36.6 million. We have $22.9 million available under the 2019 Shelf Registration Statement for the ATM Offering Program as of December 31, 2021.

In December 2020, we entered into private placement transactions, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock, each with an exercise price of $3.34 per share of common stock (of which $3.33 per share was pre-paid by each purchaser), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to us for the securities sold in these private placements was $125.0 million, and related costs were $5.7 million.

On September 16, 2021, we entered into a Securities Purchase Agreement, pursuant to which we issued and sold, in an unregistered offering in reliance on an exemption from registration, an aggregate of 5,000,000 shares of common stock, par value $0.0001 per share, at a per share purchase price of $11.00 per share. We received aggregate gross proceeds of $55.0 million.

COVID-19 Update

The COVID-19 pandemic has placed strains on the providers of healthcare services, including the healthcare institutions where we conduct our clinical trials. These strains have resulted in institutions prohibiting the initiation of new clinical trials, slowing or halting enrollment in existing trials and restricting the on-site monitoring of clinical trials. Our operations have not been materially impacted by the COVID-19 pandemic. However, we have experienced slowing of patient recruitment and sample collection in our ongoing clinical trials. Additionally, as a result of the COVID-19 pandemic, competition for potential patients in our trials may be further exaggerated as a result of multiple clinical site closures. To date, the COVID-19 pandemic has not materially affected our supply chain or production schedule, but further escalation of the health crisis has the potential to cause delays in our supply chain and manufacturing operations, which could materially adversely impact our business.

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

Components of Our Operating Results

Collaboration and License, Grant and Contribution Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the years ended December 31, 2021, 2020 and 2019, we recognized $48.2 million, $4.0 million and $4.4 million, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, another small collaboration agreement, and the grant agreement with CEPI. See Note 7 to our consolidated financial statements for additional information.

In the future, we will continue to recognize revenue from the 2seventy Agreement and the Gilead Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect that our revenue will fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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
•
Internal research and development expenses, including:
•
Headcount-related expenses, including salaries, payroll taxes, benefits, non-cash stock-based compensation and travel, for employees contributing to research and development activities, including the costs associated with the development of our EDGE™ platform; and
•
Other expenses, which include direct and allocated expenses for laboratories, facilities and other costs.

In 2019, we reimbursed Arbutus for materials and personnel costs totaling $0.4 million and recorded $3.0 million as research and development expenses in connection with the milestone under the Arbutus License Agreement. In 2020, we recorded the upfront payment of $2.0 million under the 2020 Genevant License Agreement as research and development expenses. In 2021, we recorded the $1.5 million upfront and $1.0 million milestone payments under the 2021 Genevant License Agreement as research and development expenses.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,
	2021	2020
GRANITE program external expenses	$11,962	$10,875
SLATE program external expenses	3,706	6,747
CORAL program external expenses	4,879	2,067
Other program external research and development expenses	26,362	22,721
Personnel-related expenses (1)	34,138	29,764
Other unallocated research and development expenses	16,443	16,469
Total research and development expenses	$97,490	$88,643

(1) Personnel-related expenses include stock-based compensation expense of $6.6 million and $4.5 million for the years ended December 31, 2021 and 2020, respectively.

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

Results of Operations

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenues:
Collaboration and license revenues	$46,717	$3,462	$43,255
Grant revenues	1,497	575	922
Total revenues	48,214	4,037	44,177
Operating expenses:
Research and development	97,490	88,643	8,847
General and administrative	25,933	21,411	4,522
Total operating expenses	123,423	110,054	13,369
Loss from operations	(75,209)	(106,017)	30,808
Interest income, net	127	703	(576)
Net loss	$(75,082)	$(105,314)	$30,232

Collaboration and License, Grant and Contribution Revenues

Collaboration and licenses revenues were $46.7 million and $3.5 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we recorded $38.6 million in license revenue and $5.1 million in collaboration revenue related to the Gilead Collaboration Agreement, and $3.0 million in collaboration revenue related to the 2seventy Agreement. Contribution revenue was $1.5 million and $0.6 million for the years ended December 31, 2021 and 2020, respectively. During the year ended December 31, 2021, we recognized $1.5 million of grant revenue from the CEPI Funding Agreement. See Note 7 to our consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $97.5 million for the year ended December 31, 2021 compared to $88.6 million for the year ended December 31, 2020. The increase of $8.8 million for the year ended December 31, 2021 was primarily due to increases in personnel-related expenses and clinical trial expenses. Personnel-related costs increased by $4.9 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $6.3 million, as a result of clinical trials and preclinical testing, including additional temporary personnel to carry out the research and development activities. Milestone and license payments increased by $0.7 million reflecting payments to Genevant Sciences GmbH. These increases were partially offset by a decrease of $3.1 million in laboratory supplies and consumables.

General and Administrative Expenses

General and administrative expenses were $25.9 million for the year ended December 31, 2021 compared to $21.4 million for the year ended December 31, 2020. The increase of $4.5 million was primarily attributable to a $1.5 million increase in personnel-related costs as we expanded our headcount, a $1.6 million increase in outside services for legal, finance, recruiting and other professional services to support our ongoing operations and operate as a public company and $1.0 million in professional services expenses due to costs incurred in the Gilead Collaboration Agreement. Facility-related expenses increased by $0.4 million to accommodate our increased general and administrative personnel.

Interest Income, Net

Interest income, net was $0.1 million for the year ended December 31, 2021 compared to $0.7 million for the year ended December 31, 2020. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $0.6 million was due to a lower average cash, cash equivalents and marketable securities balance in 2021 than in 2020.

Comparison of the Years Ended December 31, 2020 and 2019

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2020	2019	Change
Revenues:
Collaboration and license revenues	$3,462	$4,365	$(903)
Grant revenues	575	—	575
Total revenues	4,037	4,365	(328)
Operating expenses:
Research and development	88,643	82,896	5,747
General and administrative	21,411	19,409	2,002
Total operating expenses	110,054	102,305	7,749
Loss from operations	(106,017)	(97,940)	(8,077)
Interest income, net	703	3,507	(2,804)
Net loss	$(105,314)	$(94,433)	$(10,881)

Collaboration and License and Contribution Revenues

Collaboration revenue was $3.5 million and $4.4 million for the years ended December 31, 2020 and 2019, respectively. The $0.9 million decrease was due to less required FTEs to complete the required research work under the 2seventy Agreement during 2020. Contribution revenue is related to $0.6 million cash proceeds received from a philanthropic institution, which was restricted and was to be spent in accordance with the contribution agreement. All of the contribution grant was spent in accordance with the contribution agreement and therefore recognized as revenue as of December 31, 2020.

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

Interest Income, Net

Interest income, net was $0.7 million for the year ended December 31, 2020 compared to million $3.5 million for the year ended December 31, 2019. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The decrease of $2.8 million was due to a lower average cash, cash equivalents and marketable securities balance in 2020 than in 2019.

Liquidity and Capital Resources

Sources of Liquidity

From our inception through December 31, 2021, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our ATM Offering Program, the private placement of our common stock and pre-funded warrants, and our collaborations, including with the receipt of proceeds from the 2seventy Agreement and the Gilead Collaboration Agreement. As of December 31, 2021, we had cash, cash equivalents, and marketable securities of $206.3 million and an accumulated deficit of $401.4 million, compared to cash, cash equivalents, and marketable securities of $171.1 million and an accumulated deficit of $326.3 million as of December 31, 2020. We expect that, as of December 31, 2021 our cash will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this report.

In October 2019, we filed the 2019 Shelf Registration Statement, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, including the sale and issuance of up to $75.0 million in shares of our common stock to be issued, from time to time, in our ATM Offering Program. Through December 31, 2021, we have received aggregate proceeds from our ATM Offering Program of $50.0 million, net of commissions and offering costs. We have $22.9 million available under the 2019 Shelf Registration Statement for our ATM Offering Program as of December 31, 2021.

In December 2020, we completed a private placement of securities (the First PIPE Financing, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock at a price per warrant share of $3.34 per share of common stock (of which $3.33 per share was pre-paid by each purchaser), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to us for the securities sold in the First PIPE Financing was $125.0 million, and related costs were $5.7 million.

In September 2021, we completed a second private placement of securities (the Second PIPE Financing), pursuant to which we sold an aggregate of 5,000,000 shares of common stock at a per share purchase price of $11.00. The aggregate gross cash proceeds to us for the securities sold in the Second PIPE Financing was $55.0 million, and related costs were $2.3 million.

In February 2021, we received a non-refundable upfront payment of $30.0 million under the Gilead Collaboration Agreement and $30.0 million under the Gilead Stock Purchase Agreement.

In September 2021, we received an upfront payment of $11.3 million under the CEPI Funding Agreement.

Future Funding Requirements

We do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer immunotherapy candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration or grant agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our CORAL, GRANITE, and SLATE programs, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of immunotherapy product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through private and public equity offerings, including our ATM Offering Program, debt financings, and potential future collaboration, license and development agreements. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $401.4 million through December 31, 2021. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Annual Report on Form 10-K. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of developing our product candidates, and of conducting preclinical studies and clinical trials, including our clinical trials for GRANITE, SLATE and CORAL;

•
potential delays in our ongoing clinical trials as a result of the COVID-19 pandemic;

•
the timing of, and the costs involved in, obtaining regulatory approvals for our oncology and infectious disease immunotherapy product candidates; in particular, any costs incurred in connection with any future regulatory requirements that may be imposed by the FDA or foreign regulatory bodies;

•
the number and characteristics of any additional product candidates we develop or acquire;

•
the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreements;

•
the cost of manufacturing our product candidates we successfully commercialize, including the cost of scaling up our internal manufacturing operations;

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2021	2020	2019
Cash used in operating activities	$(50,678)	$(89,102)	$(85,011)
Cash provided by (used in) investing activities	(118,553)	65,949	15,841
Cash provided by financing activities	108,760	135,801	74,395
Net increase (decrease) in cash and cash equivalents	$(60,471)	$112,648	$5,225

Cash Used in Operating Activities

During the year ended December 31, 2021, cash used in operating activities was $50.7 million, which consisted of a net loss of $75.1 million, adjusted by non-cash charges of $25.8 million and cash used due to changes in our operating assets and liabilities of $1.4 million. The non-cash charges consisted primarily of depreciation expense of $6.3 million, stock-based compensation of $10.6 million, and non-cash operating lease expense of $8.1 million. The change in our operating assets and liabilities was primarily due to decreases of $7.9 million in lease liability, $0.9 million in accrued and other non-current liabilities, $3.4 million in prepaid expenses and other assets, $0.6 million in deposits and long-term assets and $0.4 million in accounts payable, offset by increases of $8.6 million in deferred revenue , $2.6 million in accrued research and development expenses, and $0.6 million in accrued compensation.

During the year ended December 31, 2020, cash used in operating activities was $89.1 million, which consisted of a net loss of $105.3 million, adjusted by non-cash charges of $21.1 million and cash used due to changes in our operating assets and liabilities of $4.9 million. The non-cash charges consisted primarily of depreciation and amortization expense of $6.6 million, stock-based compensation of $7.1 million, and non-cash operating lease expense of $7.5 million. The change in our operating assets and liabilities was primarily due to decreases of $3.8 million in lease liability, $2.8 million in deferred revenue, $0.7 million in accrued research and development expenses, and $0.9 million in prepaid expenses and other assets, offset by increases of $0.8 million in accounts payable, $1.7 million in accrued compensation and $0.7 million in accrued and other non-current liabilities.

During the year ended December 31, 2019, cash used in operating activities was $85.0 million, which consisted of a net loss of $94.4 million, adjusted by non-cash charges of $15.1 million and cash used due to changes in our operating assets and liabilities of $5.7 million. The non-cash charges consisted primarily of depreciation and amortization expense of $4.7 million, stock-based compensation of $5.3 million, and non-cash operating lease expense of $6.4 million. The change in our operating assets and liabilities was primarily due to a decrease of $4.3 million as a result of the deferred revenue recorded in connection with the 2seventy Agreement, a decrease of $3.3 million due to pre-payments made per our lease agreements, and a decrease of $0.3 million in deposits and other long-term assets, offset by increases of $1.5 million in accrued research and development expenses and $0.7 million in accrued compensation.

Cash Provided by (Used in) Investing Activities

During the year ended December 31, 2021, cash used in investing activities was $118.6 million, which consisted of $199.9 million of purchases of marketable securities, $5.5 million of capital expenditures to purchase property and equipment, and $0.2 million of prepayment of financing lease, offset by $82.2 million in proceeds from the maturity of marketable securities and $4.8 million in proceeds from the sale of marketable securities.

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

Cash Provided by Financing Activities

During the year ended December 31, 2021, cash provided by financing activities was $108.8 million, which primarily consisted of proceeds from the issuance of common stock of $55.0 million from the second PIPE financing, $36.6 million from “at the market offering”, net of issuance costs, $21.2 million under the Gilead Stock Purchase Agreement, $3.4 million from the exercise of stock options, warrants and other, and $0.9 million from the purchase of shares under our employee stock purchase plan, offset by $8.4 million of payments of financing costs.

During the year ended December 31, 2020, cash provided by financing activities was $135.8 million, which primarily consisted of $125.0 million in proceeds from sale of common stock and pre-funded warrants to purchase shares of our common stock in a series of private placement transactions, $9.8 million in proceeds from the issuance of common stock related to our “at the market offering,” $0.9 million in proceeds from the issuance of common stock from the purchase of shares under our employee stock purchase plan, and $0.2 million in proceeds from the exercise of stock options, offset by $0.1 million of payments of financing costs.

During the year ended December 31, 2019, cash provided by financing activities was $74.4 million, which primarily consisted of $70.3 million in proceeds from the issuance of common stock in a public offering, $4.0 million in proceeds from the issuance of common stock related to our “at the market offering,” $0.4 million in proceeds from the issuance of common stock from the purchase of shares under our employee stock purchase plan, and $0.5 million of proceeds from the exercise of stock options, offset by $0.8 million of payments of financing costs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $112.0 million, of which $9.6 million of the payments are due in the next year. See Note 6 to our consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. In October 2020, we made a milestone payment of $2.0 million pursuant to an option and license development agreement with Genevant. During the years ended December 31, 2021 and 2020, no royalties were due from the sales of licensed products. See Note 7 to our consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our antibody drug candidates. During the years ended December 31, 2021, 2020 and 2019, we recognized an immaterial amount of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of December 31, 2021. We are unable to estimate the timing or likelihood of achieving the milestones. See Note 7 to our consolidated financial statements for additional information.

In May 2019, we entered into a contract research and testing agreement with a third party CRO to provide antibody discovery related services. During the year ended December 31, 2021, no research and development expense was recorded under the agreement. During the year ended December 31, 2020, we recognized an immaterial amount of research and development expense under the agreement. During the year ended December 31, 2019, we recognized a total of $1.0 million of research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of December 31, 2021. We are unable to estimate the timing or likelihood of achieving the milestones. See Note 7 to our consolidated financial statements for additional information.

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

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operation is based on our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States (U.S. GAAP). The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical study trial accruals, fair value of assets and liabilities, and the fair value of common stock and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

While our significant accounting policies are more fully described in the notes to our financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our financial statements and understanding and evaluating our reported financial results.

Revenue Recognition

We perform research and development under collaboration, license, grant, and clinical development agreements. Our revenue primarily consists of collaboration agreements and grant funding agreements. At contract inception, we analyze a revenue arrangement to determine the appropriate accounting under U.S. GAAP. Currently, our revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (ASC 606) or grant funding agreements subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (ASC 958-605), which applies to business entities that receive contributions within the scope of ASC 958-605.

For collaboration agreements, we analyze each agreement to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are considered to be in the scope of the collaboration guidance and that contain multiple elements, we first determine which elements of the collaboration are deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customer guidance. For elements of collaboration arrangements that are accounted for pursuant to the revenue from contracts with customer guidance, an appropriate recognition method is determined and applied consistently, generally by analogy to the revenue from contracts with customers guidance.

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. We concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI Funding Agreement (see Note 7).

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

Leases

We determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. Leases with a term greater than one year are recognized on the consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We derived our incremental borrowing rate by assessing rates in recent market transactions, as adjusted for security interests and our credit quality. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the right-of-use asset is impaired.

JOBS Act

We are an emerging growth company under the Jumpstart Our Business Startups Act of 2012. As an emerging growth company, we may delay the adoption of certain accounting standards until those standards would otherwise apply to private companies. We have nonetheless irrevocably elected not to avail ourselves of this exemption and, as a result, we will adopt new or revised accounting standards on the relevant dates on which adoption of such standards is required for other public companies.

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $206.3 million as of December 31, 2021, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term and long-term fixed income securities.

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

Gritstone bio, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Gritstone bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gritstone bio, Inc. (“the Company”) as of December 31, 2021 and 2020, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “financial statements”). In our opinion, the financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021 in conformity with U.S. generally accepted accounting principles.

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

Redwood City, California

March 10, 2022

Gritstone bio, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts and par value)

	December 31,
	2021	2020
Assets
Current assets:
Cash and cash equivalents	$93,287	$170,056
Marketable securities	108,346	1,002
Restricted cash	11,285	—
Prepaid expenses and other current assets	7,672	4,332
Total current assets	220,590	175,390
Long-term restricted cash	6,005	992
Property and equipment, net	21,622	22,105
Operating lease right-of-use assets	22,920	21,344
Deposits and other long-term assets	2,352	1,736
Long-term marketable securities	4,617	—
Total assets	$278,106	$221,567
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,230	$9,578
Accrued compensation	6,925	6,331
Accrued liabilities	411	677
Accrued research and development expenses	3,706	1,053
Lease liabilities, current portion	7,483	5,874
Deferred revenue, current portion	17,201	3,475
Total current liabilities	39,956	26,988
Other non-current liabilities	—	395
Lease liabilities, net of current portion	18,936	19,225
Deferred revenue, net of current portion	3,128	8,220
Total liabilities	62,020	54,828
Commitments and contingencies (Notes 6 and 7)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2021 and 2020	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2021 and 2020; 69,047,878 and 47,552,693 shares issued and outstanding at December 31, 2021 and 2020, respectively	20	18
Additional paid-in capital	617,523	493,023
Accumulated other comprehensive gain	(73)	—
Accumulated deficit	(401,384)	(326,302)
Total stockholders’ equity	216,086	166,739
Total liabilities and stockholders’ equity	$278,106	$221,567

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2021	2020	2019
Revenues:
Collaboration and license revenues	$46,717	$3,462	$4,365
Grant revenues	1,497	575	—
Total revenues	48,214	4,037	4,365
Operating expenses:
Research and development	97,490	88,643	82,896
General and administrative	25,933	21,411	19,409
Total operating expenses	123,423	110,054	102,305
Loss from operations	(75,209)	(106,017)	(97,940)
Interest income, net	127	703	3,507
Net loss	(75,082)	(105,314)	(94,433)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(73)	(24)	109
Comprehensive loss	$(75,155)	$(105,338)	$(94,324)
Net loss per share, basic and diluted	$(0.95)	$(2.79)	$(2.81)
Weighted-average number of shares used in computing net loss per share, basic and diluted	78,885,186	37,792,365	33,554,823

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2018	28,823,130	16	275,593	(85)	(126,402)	149,122
Cumulative effect of adoption of Topic 842	—	—	—	—	(153)	(153)
Issuance of common stock upon public offering at $11.50 per share for cash, net of issuance costs of $556	6,500,000	1	69,708	—	—	69,709
Issuance of common stock under at the market (“ATM”) equity offering program, net of issuance costs of $301	490,880	—	3,763	—	—	3,763
Issuance of common stock under employee stock purchase plan (“ESPP”)	55,727	—	413	—	—	413
Unrealized gain on marketable securities, net of tax	—	—	—	109	—	109
Lapse of repurchase rights related to common stock issued pursuant to early exercises	182,195	—	63	—	—	63
Issuance of common stock upon exercise of stock options	281,024	—	452	—	—	452
Stock-based compensation	—	—	5,299	—	—	5,299
Net loss	—	—	—	—	(94,433)	(94,433)
Balance at December 31, 2019	36,332,956	17	355,291	24	(220,988)	134,344
Issuance of common stock under private investment in public equity (“PIPE”) financing, net of issuance costs of $1,394	9,586,478	1	32,121	—	—	32,122
Issuance of pre-funded warrants, net of issuance costs of $3,806	—	—	87,704	—	—	87,704
Issuance of common stock under ATM equity offering program, net of issuance costs of $104	1,160,963	—	9,670	—	—	9,670
Issuance of common stock under ESPP	243,878	—	910	—	—	910
Unrealized loss on marketable securities	—	—	—	(24)	—	(24)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	30,874	—	11	—	—	11
Issuance of common stock upon exercise of stock options	197,544	—	206	—	—	206
Stock-based compensation	—	—	7,110	—	—	7,110
Net loss	—	—	—	—	(105,314)	(105,314)
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $339	1,169,591	—	20,830	—	—	20,830
Issuance of common stock under the ATM equity offering program, net of issuance costs of $124	3,990,869	—	36,595	—	—	36,595
Issuance of common stock under PIPE financing, net of issuance costs of $2,348	5,000,000	1	52,652	—	—	52,653
Issuance of common stock under the ESPP	183,111	—	914	—	—	914
Unrealized loss on marketable securities	—	—	—	(73)	—	(73)
Issuance of common stock upon exercise of warrants	10,459,576	1	48	—	—	49
Issuance of common stock upon exercise of stock options	692,038	—	3,360	—	—	3,360
Stock-based compensation	—	—	10,552	—	—	10,552
Net loss	—	—	—	—	(75,082)	(75,082)
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2021	2020	2019
Operating activities
Net loss	$(75,082)	$(105,314)	$(94,433)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,347	6,644	4,745
Net amortization of premiums and discounts on marketable securities	817	(122)	(1,349)
Stock-based compensation	10,552	7,110	5,299
Non-cash operating lease expense	8,052	7,511	6,382
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,426)	(852)	37
Operating lease right-of-use assets	—	—	(3,328)
Deposits and other long-term assets	(614)	49	(351)
Accounts payable	(419)	826	45
Accrued compensation	593	1,731	650
Accrued and other non-current liabilities	(859)	662	9
Accrued research and development expenses	2,653	(725)	1,526
Lease liability	(7,925)	(3,801)	54
Deferred revenue	8,633	(2,821)	(4,297)
Net cash used in operating activities	(50,678)	(89,102)	(85,011)
Investing activities
Purchase of marketable securities	(199,905)	(8,809)	(80,979)
Maturities of marketable securities	82,253	72,872	112,993
Sales of marketable securities	4,800	5,401	—
Purchase of property and equipment	(5,463)	(3,515)	(16,173)
Prepayments on financing lease	(238)	—	—
Net cash provided by (used in) investing activities	(118,553)	65,949	15,841
Financing activities
Proceeds from issuance of common stock from public offering	21,169	—	70,265
Proceeds from issuance of common stock from PIPE financing	55,000	—	—
Proceeds from issuance of common stock upon exercise of stock options, warrants and other	3,408	198	460
Proceeds from issuance of common stock from ATM equity offering program	36,719	9,770	4,064
Proceeds from issuance of common stock under the ESPP	914	911	413
Proceeds from issuance of common stock and pre-funded warrants	—	125,026	—
Payments of financing costs	(8,394)	(104)	(807)
Payments of financing lease	(56)	—	—
Net cash provided by financing activities	108,760	135,801	74,395
Net increase (decrease) in cash, cash equivalents and restricted cash	(60,471)	112,648	5,225
Cash, cash equivalents and restricted cash at beginning of period	171,048	58,400	53,175
Cash, cash equivalents and restricted cash at end of period	$110,577	$171,048	$58,400
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$738	$316	$1,232
Financing costs included in accrued liabilities and accounts payable	$69	$5,200	$—
Remeasurement of operating lease right-of-use asset for lease modification	$6,452	$3,174	$1,878

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

1. Organization

Description of Business

Gritstone bio, Inc. (“Gritstone” or “the Company”) is a biotechnology company developing targeted immunotherapies for cancer and infectious disease. The Company was incorporated in the state of Delaware in August 2015, and is based in Emeryville, California and Cambridge, Massachusetts, with a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $75.1 million, $105.3 million and $94.4 million for the years ended December 31, 2021, 2020 and 2019, respectively. The Company used net cash of $50.7 million, $89.1 million and $85.0 million through its operating activities for the years ended December 31, 2021, 2020 and 2019, respectively. The Company had an accumulated deficit of $401.4 million and $326.3 million as of December 31, 2021 and 2020, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings, under an “at the market offering” (the “ATM Offering Program”), the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of December 31, 2021, the Company had cash, cash equivalents and marketable securities of $206.3 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this Annual Report on Form 10-K.

2. Summary of Significant Accounting Policies

Basis of Presentation

The accompanying consolidated financial statements have been prepared in accordance with United States generally accepted accounting principles (“U.S. GAAP”) and the rules and regulations of the Securities and Exchange Commission (the “SEC”) for reporting. The consolidated financial statements are comprised of the consolidation of the Company and its wholly-owned subsidiary. All intercompany balances and transactions have been eliminated in consolidation. The Company has no unconsolidated subsidiaries or investments accounted for under the equity method.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

The Company has issued letters of credit under certain lease agreements that have been collateralized by cash deposits for an equal amount and are recorded within deposits and other long-term assets on the consolidated balance sheets based on the term of the underlying lease. Additionally, the Company’s restricted cash includes payments received under the CEPI Funding Agreement and Gates Foundation Grant Agreement (see Note 7). The Company will utilize the CEPI and Gates Foundation funds as it incurs expenses for services performed under the agreements.

The following table provides a reconciliation of cash, cash equivalents and short term and long term restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2021	2020
Cash and cash equivalents	$93,287	$170,056
Restricted cash	11,285	—
Long-term restricted cash	6,005	992
Total cash, cash equivalents and restricted cash	$110,577	$171,048

Marketable Securities

The Company invests its excess cash in investment grade short-term and long-term fixed income securities. Such investments in marketable securities are considered available for sale, and reported at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive income (loss). Marketable securities with maturities of greater than three (3) months from the date of purchase but less than one year from the consolidated balance sheet date are classified as short-term, while marketable securities with maturities in one year or beyond one year from the consolidated balance sheet date are classified as long term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in interest income, net. The cost of securities sold is determined using specific identification method.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2021, 2020 or 2019. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Additionally, the Company has determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2021.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of December 31, 2021, the Company has no off-balance sheet concentrations of credit risk.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and ROU assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no indicators of impairment of long-lived assets and no impairment losses have been recorded as of and for the year ended December 31, 2021, 2020 or 2019.

Revenue Recognition

The Company performs research and development under collaboration, license, grant, and clinical development agreements. The Company’s revenue primarily consists of collaboration agreements and grant funding agreements. At contract inception, the Company analyzes a revenue arrangement to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or grant funding agreements subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”), which applies to business entities that receive contributions within the scope of ASC 958-605.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. The Company concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI Funding Agreement (see Note 7).

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s consolidated balance sheets at December 31, 2021 and 2020. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

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

The Company has elected not to separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in a ROU Asset have been recorded on the consolidated balance sheets and amortized as lease expense on a straight-line basis over the lease term.

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

The Company recognizes and measures uncertain tax positions using a two—step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Through December 31, 2021, the Company had not accrued interest or penalties related to uncertain tax positions.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

On June 29, 2020, Assembly Bill 85 (“A.B. 85”) was signed into California law. A.B. 85 provides for a three-year suspension of the use of net operating losses for medium and large businesses and a three-year cap on the use of business incentive tax credits to offset no more than $5.0 million of tax per year. A.B. 85 suspends the use of net operating losses for taxable years 2020 and 2021 for certain taxpayers with taxable income of $1.0 million or more. The carryover period for any net operating losses that are suspended under this provision will be extended. A.B. 85 also requires that business incentive tax credits, including carryovers, may not reduce the applicable tax by more than $5.0 million for taxable years 2020 and 2021.

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s consolidated financial statements as of December 31, 2021.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). The standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the standard modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for the Company as defined by the SEC for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020. The Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements and related disclosures.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

3. Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	December 31, 2021
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$79,281	$—	$—	$79,281
Commercial paper	1,000	—	—	1,000
Corporate debt securities	1,031	—	—	1,031
Total cash equivalents	81,312	—	—	81,312
Short-term marketable securities:
Certificates of deposit	5,600	—	(6)	5,594
Commercial paper	44,990	—	(16)	44,974
Corporate debt securities	26,976	—	(23)	26,953
U.S. treasuries	12,277	—	(8)	12,269
U.S. government debt securities	2,000	—	(1)	1,999
Asset backed securities	16,565	—	(8)	16,557
Total short-term marketable securities	108,408	—	(62)	108,346
Long-term marketable securities:
Corporate debt securities	1,637	—	(6)	1,631
U.S. treasuries	2,991	—	(5)	2,986
Total long-term marketable securities	4,628	—	(11)	4,617
Total	$194,348	$—	$(73)	$194,275

	December 31, 2020
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$36,801	$—	$—	$36,801
Total cash equivalents	36,801	—	—	36,801
Short-term marketable securities:
US treasuries	1,002	—	—	1,002
Total short-term marketable securities	1,002	—	—	1,002
Total	$37,803	$—	$—	$37,803

As of December 31, 2021 and 2020, the Company had a total of $206.3 million and $171.1 million in cash, cash equivalents and marketable securities, which includes $93.3 million and $170.1 million in cash and cash equivalents and $113.0 million and $1.0 million in marketable securities, respectively.

All marketable securities held as of December 31, 2021, had contractual effective maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented. As of December 31, 2021, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2021, 2020 or 2019. The Company considered the current and expected future economic and market conditions surrounding the COVID-19 pandemic and determined that the estimate of credit losses was not significantly impacted. Thus, the Company has not recorded an allowance for credit losses as of December 31, 2021. The Company will continue to assess the current and expected future economic and market conditions surrounding the COVID-19 pandemic, as further development arises.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

4. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$79,281	$79,281	$—	$—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	1,031	—	1,031	—
Total cash equivalents	81,312	79,281	2,031	—
Short-term marketable securities:
Certificates of deposit	5,594	—	5,594	—
Commercial paper	44,974	—	44,974	—
Corporate debt securities	26,953	—	26,953	—
U.S. treasuries	12,269	12,269	—	—
U.S. government debt securities	1,999	—	1,999	—
Asset backed securities	16,557	—	16,557	—
Total short-term marketable securities	108,346	12,269	96,077	—
Long-term marketable securities:
Corporate debt securities	1,631	—	1,631	—
U.S. treasuries	2,986	2,986	—	—
Total long-term marketable securities	4,617	2,986	1,631	—
Total	$194,275	$94,536	$99,739	$—

	December 31, 2020
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$36,801	$36,801	$—	$—
Total cash equivalents	36,801	36,801	—	—
Short-term marketable securities:
US treasuries	1,002	1,002	—	—
Total short-term marketable securities	1,002	1,002	—	—
Total	$37,803	$37,803	$—	$—

The Company measures the fair value of money market funds based on quoted prices in active markets for identical securities. Commercial paper, corporate debt securities, certificates of deposits, asset backed securities, U.S. treasuries and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. These pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of, and broker/dealer quotes on, the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of our financial instruments.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2021	2020
Computer equipment and software	$987	$971
Furniture and fixtures	2,113	2,054
Laboratory equipment	24,679	22,213
Leasehold improvements	14,128	13,726
	41,907	38,964
Less accumulated depreciation and amortization	(22,276)	(16,925)
Construction-in-progress	1,991	66
Total property and equipment, net	$21,622	$22,105

Depreciation and amortization expense was $6.3 million, $6.6 million, and $4.7 million for the years ended December 31, 2021, 2020 and 2019, respectively.

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s consolidated balance sheets as of December 31, 2021 and 2020. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $8.7 million ROU Asset and a $13.9 million lease liability on the consolidated balance sheet as of December 31, 2021. The Company recorded a $9.3 million ROU Asset and a $14.8 million lease liability on the consolidated balance sheet as of December 31, 2020.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company has the option to extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform all of its obligations. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of December 31, 2021, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the consolidated balance sheets as of December 31, 2021 and 2020.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

In addition, in May 2019, the Company entered into a 64-month non-cancelable operating lease for additional office space in Pleasanton, California, with an obligation to pay rent commencing in August 2019. The lessor provided the Company a tenant improvement allowance for a total of $0.1 million to complete the office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $0.2 million ROU Asset and a $0.3 million lease liability on the consolidated balance sheet as of December 31, 2021, and a $0.3 million ROU Asset and a $0.4 million lease liability on the consolidated balance sheet as of December 31, 2020.

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

In March 2021, the Company entered into a 17-month operating lease (the “Cambridge Storage Lease”) for additional office and laboratory storage space in Cambridge, Massachusetts, which commenced on April 1, 2021. The Company also paid an immaterial cash security deposit.

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain advanced payments, which in each case included amounts for the applicable last month’s rent and security deposit. The portion of the advanced payment related to last month’s rent has been classified as part of the operating lease ROU Assets. Security deposits of $0.7 million and $0.6 million, respectively, are recorded in deposits and other long-term assets on the Company’s consolidated balance sheets as of December 31, 2021 and 2020.

Boston Lease

The Company plans to occupy a newly-built facility in Boston, Massachusetts, with office and laboratory space, in 2023 pursuant to a 120-month operating lease (the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements. The Company’s obligation to pay rent is anticipated to commence in January 2023, subject to free rent periods of three and six months with respect to certain premises. The commencement date of the Boston Lease is expected to be in November 2022, given the Company’s early access rights to the leased space, and the term will expire in January 2033. The Boston Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In connection with the Boston Lease and as a security deposit thereunder, the Company has provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of December 31, 2021, none of the irrevocable letter of credit amount had been drawn.

The Company has not recognized a right-of-use asset or lease liability as of December 31, 2021 for the Boston Lease as the Company did not control the underlying assets at any time in the period ended December 31, 2021. Under the Boston Lease, the Company is obligated to make minimum lease payments of approximately $79.1 million for the years from 2023 to 2033, which includes rent abatement during the free rent periods.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

The components of lease costs, which were included in our consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Lease cost
Operating lease cost	$7,973	$7,511	$6,382
Short-term lease cost	—	7	271
Total lease cost	$7,973	$7,518	$6,653

Supplemental information related to leases was as follows (in thousands):

	Year ended December 31,
	2021	2020	2019
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$7,925	$5,389	$2,495
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$6,562	$3,174	$12,331
Weighted average remaining lease term (years):
Operating leases	5.30	6.10	7.20
Weighted average discount rate:
Operating leases	7.4%	9.0%	9.0%

As of December 31, 2021, minimum annual payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2022	$9,642
2023	9,501
2024	12,627
2025	10,504
2026	10,217
Thereafter	59,557
Total minimum payments	112,048
Less: Amounts representing interest expense	(6,515)
Less: Amounts representing lease payments under Boston lease	(79,114)
Present value of future minimum lease payments	26,419
Less: Current portion of lease liability	(7,483)
Noncurrent portion of lease liability	$18,936

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its antibody drug candidates. The Company is also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of December 31, 2021. During the year ended December 31, 2021, the Company had immaterial research and development expense under the agreement. During the year ended December 31, 2020, the Company had no research and development expense under the agreement. During the year ended December 31, 2019, the Company recognized an immaterial amount of research and development expense under the agreement.

In May 2019, the Company entered into a contract research and testing agreement with a third-party CRO to provide antibody discovery related services. The Company is also obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of December 31, 2021. During the year ended December 31,

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

2021, the Company had no research and development expense under the agreement. During the year ended December 31, 2020, the Company recognized an immaterial amount of research and development expense under the agreement. The Company recognized a total of $1.0 million in research and development expense under the agreement during the year ended December 31, 2019.

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

7. Collaboration and License Agreements

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”), to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (“TCR”) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of December 31, 2021, and no royalties were due from the sale of licensed products.

In August 2019, the Company entered into a First Amendment to the 2seventy Agreement, which extended the timeline for the Company and 2seventy to execute a Patient Selection Services Agreement from within one year to within two years after the Effective Date of the 2seventy Agreement. In August 2020, the Company entered into a Second Amendment, which extended the timeline of the Patient Selection Services Agreement to within three years and also extended the Tissue Analysis Period from February 28, 2021 to June 30, 2021. In April 2021, the Company entered into a Third Amendment, which removed the Patient Selection Services Agreement in its entirety and extended the Tissue Analysis Period from June 30, 2021 to December 31, 2021. The amendments were entered into for administrative purposes, and the Company determined the amendments were not a modification of contract under the contract with customers guidance.

2seventy may terminate the 2seventy Agreement by giving a 120-day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early, the agreement has a term that ends upon the last payment owed by the Company on a licensed product. The 2seventy Agreement may be terminated for cause by either party based on uncured material breach by the other party or bankruptcy of the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to 2seventy under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, all of 2seventy’s payment obligations that have not yet accrued related to future milestone and royalty payments will be reduced by 50% for the remainder of the agreement term.

The Company concluded that 2seventy is a customer, and the contract is not subject to guidance on collaborative arrangements. This is because the Company granted to 2seventy a license to its intellectual property and provided research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

The Company identified the following three material promises under the 2seventy Agreement: 1) transfer of a license to intellectual property and related technology know-how (“License and Know-How”); 2) the obligation to perform target selection and TCR generation services (“Research and Development Services”); and 3) participation on the Joint Steering Committee (the “JSC”). The Company provided to 2seventy standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

The Company considered that the License and Know-How has standalone functionality, was considered to be functional intellectual property, and is capable of being distinct. However, the Company determined that the License and Know-How is not distinct from the Research and Development Services or participation on the JSC within the context of the 2seventy Agreement, because 2seventy is dependent on the Company to execute the Research and Development Services and participate on the JSC in order for 2seventy to benefit from the License and Know-How. As such, the License and Know-How is combined with the Research and Development Services and participation on the JSC into a single performance obligation, and the transaction price under this arrangement will be allocated to this single performance obligation.

The Company has also determined that all other goods or services that are contingent upon 2seventy reaching various milestones are not considered performance obligations at the inception of the arrangement.

The transaction price at the inception of the 2seventy Agreement consisted of the upfront payment of $20.0 million and the $10.0 million received from 2seventy for the purchase of the Company’s Series C convertible preferred stock. The sale of the Series C convertible preferred stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $10.0 million of the transaction price was allocated to the issuance of 768,115 shares of Series C convertible preferred stock at fair value of $13.04 per share and recorded in stockholders’ equity.

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of December 31, 2021. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early-stage targets and 2seventy’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the License and Know-How granted to 2seventy. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For revenue recognition purposes, the Company determined that the duration of the 2seventy Agreement began on the effective date in August 2018 and ends upon completion of the Research and Development Services, which is also when the participation on the JSC is no longer an obligation. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company also analyzed the impact of 2seventy terminating the agreement prior to August 2023 and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to 2seventy for doing so.

Revenue is recognized when, or as, the Company satisfies its performance obligation by transferring the promised services to 2seventy. Revenue is being recognized over time using a cost-based input method, based on internal labor cost effort to perform the research services, since the internal labor cost incurred over time is thought to best reflect the transfer of services to 2seventy. In applying a cost-based input method of revenue recognition, we use actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligation. The cumulative effect of any revisions to estimated costs to complete the performance obligation will be recorded in the period in which changes are identified and amounts can be reasonably estimated. A significant change in these assumptions and estimates could have a material impact on the timing and amount of revenue recognized in future periods.

For the years ended December 31, 2021, 2020 and 2019, the Company recognized $3.0 million, $2.8 million and $4.3 million, respectively, in collaboration revenue under the 2seventy Agreement. Deferred revenue of $8.7 million and $11.7 million was recorded on the consolidated balance sheets in both current and long-term liabilities as of December 31, 2021 and 2020, respectively. Deferred revenue relates to the performance obligations identified under the 2seventy Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through mid-2023.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Changes in the deferred revenue balance during the year ended December 31, 2021 are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2020	$11,695
Additions	—
Deductions	(2,970)
Balance at December 31, 2021	$8,725

There were no receivables or net contract assets recorded as of December 31, 2021 or 2020 associated with the 2seventy Agreement.

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

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of December 31, 2021 and no royalties were due from the sale of licensed products.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of December 31, 2021 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

For the year ended December 31, 2021, the Company recognized $38.6 million as license revenue, and $5.1 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. A contract asset of $1.4 million was recorded on the consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of December 31, 2021 for supply costs that were incurred during the year ended December 31, 2021, but not billable until future periods when the asset is released. The contract asset relates to the performance obligations yet to be satisfied under the Gilead Collaboration Agreement and is being recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through December 2022. There was no contract asset as of December 31, 2020, and there was no deferred revenue as of December 31, 2021 and 2020 associated with the Gilead Collaboration Agreement.

Changes in the contract asset and deferred revenue balance during the year ended December 31, 2021 for the Gilead Collaboration Agreement are as follows (in thousands):

	Contract Asset	Deferred Revenue
Balance at December 31, 2020	$—	$—
Additions	5,055	220
Deductions	(3,670)	(220)
Balance at December 31, 2021	$1,385	$—

There was $0.7 million of receivables recorded on the consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of December 31, 2021 and there were no receivables or net contract assets recorded as of December 31, 2020 associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. As of December 31, 2021, deferred contract acquisition costs were zero. Deferred contract acquisition costs amortized during the year ended December 31, 2021 were $0.1 million.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the years ended December 31, 2021 and 2020, the Company had no research and development expense under the agreement. During 2019, the Company reimbursed Arbutus for materials and personnel costs totaling $0.4 million. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the FDA, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of December 31, 2021, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

immaterial upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. None of the other milestone events had occurred as of December 31, 2021 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

Pursuant to the 2020 Genevant License Agreement, Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s lipid nanoparticle, or LNP, technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. The 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Genevant is a spin-off of Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off.

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

Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $166.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense during the year ended December 31, 2021. None of the other milestone events had occurred as of December 31, 2021.

Coalition for Epidemic Preparedness Innovations

On August 14, 2021, the Company entered into the CEPI Funding Agreement with CEPI, under which CEPI agreed to provide funding of up to $20.6 million to the Company to advance the Company’s CORAL program, which is developing a second-generation COVID-19 vaccine, with an initial clinical trial in South Africa. Under the terms of the agreement, CEPI will fund a multi-arm Phase 1 study evaluating the CORAL program’s samRNA vaccine in naïve, convalescent, and HIV+ patients. The study will evaluate two different samRNA vaccine constructs that each target both the spike protein and other SARS-CoV-2 targets and are designed to drive both robust B and T cell immune responses. The funding will also support pre-clinical studies, scale-up and formulation development to enable manufacturing of large quantities of stable vaccine product.

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

The scope and continuation of the CEPI Funding Agreement may be amended depending on ongoing developments of the COVID-19 outbreak and the success of the Company’s COVID-19 vaccine candidate developed under the CEPI Funding Agreement relative to other third-party COVID-19 vaccine candidates or treatments. If the World Health Organization (WHO), CEPI or a regulatory authority having jurisdiction over a clinical trial performed under the CEPI Funding Agreement determines that a third-party product candidate has substantially greater potential than the Company’s COVID-19 vaccine candidate developed under the CEPI Funding Agreement and should be prioritized instead for a particular trial, the Company must consider in good faith any written request of CEPI not to proceed with a clinical trial of such COVID-19 vaccine candidate (the determination of whether to proceed or not with such trial

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

shall be made by the Company in its sole discretion). In addition, CEPI has the right to unilaterally terminate the CEPI Funding Agreement upon prior written notice if CEPI determines that (i) there are material safety, regulatory, scientific misconduct or ethical issues with the project undertaken by the Company under the CEPI Funding Agreement, (ii) the project undertaken by the Company under the CEPI Funding Agreement should be terminated, (iii) the Company becomes unable to discharge its obligations under the CEPI Funding Agreement, (iv) the Company fails to meet certain criteria set forth in the CEPI Funding Agreement, or (v) the Company commits fraud or a financial irregularity, as such terms are defined in the CEPI Funding Agreement.

In December 2021, the Company and CEPI entered into an amendment to the CEPI Funding Agreement, under which CEPI agreed to provide additional funding up to $5.0 million, for a total of up to $25.6 million, to the Company to conduct a Phase I clinical trial of the Company's Omicron vaccine candidate in South Africa.

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. In the year 2021, the Company recognized grant revenue of $1.5 million under the CEPI Funding Agreement. As of December 31, 2021, short term deferred revenue of $9.4 million was recorded on the consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the first tranche of funding are expected to take place, which is currently estimated to be through the end of the year 2022. As of December 31, 2021, $9.4 million was recorded as short-term restricted cash on the consolidated balance sheet.

Changes in the deferred revenue balance during the year ended December 31, 2021 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2020	$—
Additions	11,282
Deductions	(1,903)
Balance at December 31, 2021	$9,379

Gates

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation, under which the Company will develop an optimal immunogen in the context of a therapeutic Human papillomavirus (HPV) vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and future funding of $1.0 million is expected to be received by the Company in February 2023, for a total grant amount of up to $3.2 million.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. For the year ended 2021, the Company did not recognize any grant revenue under the Grant Agreement. As of December 31, 2021, short term deferred revenue of $1.9 million and long term deferred revenue of $0.3 million were recorded on the consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the first tranche of funding are expected to take place, which is currently estimated to be through early 2023.

Changes in the deferred revenue balance during the year ended December 31, 2021 for the Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2020	$—
Additions	2,225
Deductions	—
Balance at December 31, 2021	$2,225

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

8. Balance Sheet Components

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2021	2020
Prepaid research and development-related expenses	$2,672	$2,584
Net contract asset	1,385	—
Collaboration receivable	688	—
Prepaid insurance	1,769	1,480
Interest and other receivables	292	—
Other	866	268
Total prepaid expenses and other current assets	$7,672	$4,332

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	December 31,
	2021	2020
Lease security deposits	$1,305	$1,218
Prepaid research and development-related expenses	1,047	518
Total deposits and other long-term assets	$2,352	$1,736

9. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of December 31, 2021 and 2020, no shares of preferred stock were issued and outstanding.

As of December 31, 2021 and 2020, there were 69,047,878 and 47,552,693 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In October 2019, the Company also entered into a sales agreement (the “Sales Agreement”) with Cowen and Company, LLC (“Cowen”) to sell shares of the Company’s common stock, from time to time, with aggregate gross sales proceeds of up to $75.0 million, through the ATM Offering Program, under which Cowen will act as its sales agent. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold through Cowen under the Sales Agreement. In addition, the Company has agreed to reimburse a portion of the expenses of Cowen in connection with the offering, up to a maximum of $50,000. During the year ended December 31, 2020, the Company issued and sold 1,160,193 shares of its common stock through its ATM Offering Program and received net proceeds of approximately $9.8 million, net of commissions and other offering costs. During the year ended December 31, 2021, the Company sold 3,990,869 shares of the Company’s common stock through its ATM Offering Program and received aggregate proceeds of approximately $36.6 million, net of commissions and other costs.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

In December 2020, the Company entered into two private placement financing transactions (collectively, the “First PIPE Financing”), as follows: (1) pursuant to a securities purchase agreement entered into on December 22, 2020 to sell 5,543,351 shares of its common stock at a price of $3.34 per share and pre-funded warrants (the “Warrants”) to purchase 27,480,719 shares of common stock at a public offering price of $3.34 per share (of which $3.33 per share was prepaid by each purchaser), and (2) pursuant to a securities purchase agreement entered into on December 28, 2020, to sell an additional 4,043,127 shares of its common stock at a price per share of $3.71. In connection with the First PIPE Financing, the Company received aggregate net proceeds of approximately $119.8 million after deducting placement agent commissions and offering expenses payable by the Company. The Warrants are exercisable upon issuance at an exercise price of $0.01 per share. The underwriter placement and legal fees of $5.7 million related to these two PIPE financing transactions were included in accounts payable and accrued liabilities on the consolidated balance sheet as of December 31, 2020 and were paid during the year ended December 31, 2021.

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

Common Stock Warrants

As of December 31, 2021, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	17,016,271

During the year ended December 31, 2021, there were 10,459,576 warrants exercised and 4,872 warrants cancelled due to net exercise of the warrants. There were no warrants exercised during the year ended December 31, 2020. There were no warrants issued or outstanding in previous years.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

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

The estimated fair value of stock purchase rights granted under the 2018 ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended December 31,
	2021	2020
Expected dividend yield	—%	—%
Expected term	0.57 years	0.48 years
Risk-free interest rate	0.1%	0.8%
Expected volatility	88.0%	81.0%

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2021	2020	2019
Expected dividend yield	—%	—%	—%
Expected term	6.01 years	6.01 years	6.01 years
Risk-free interest rate	1.1%	1.1%	2.3%
Expected volatility	79.0%	73.0%	83.0%

Management’s calculations are based on a grant date valuation approach. Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $8.03, $5.39, and $8.08 per share during the years ended December 31, 2021, 2020, and 2019, respectively.

Stock Option Activity

A summary of the 2015 Plan, 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2020	3,108,412	4,166,441	$8.13	8.15	$2,092
Authorized	2,692,507	—	$—
Granted	(3,195,124)	2,314,524	$11.87
Exercised	—	(692,038)	$4.86
Cancelled	853,392	(681,592)	$11.50
Balance at December 31, 2021	3,459,187	5,107,335	$9.82	8.13	$17,153
Vested and exercisable – December 31, 2021		2,253,957	$8.70	7.21	$9,901
Vested and expected to vest – December 31, 2021		4,741,858	$9.74	8.06	$16,267

For the years ended December 31, 2021, 2020, and 2019, the total intrinsic value of stock option awards exercised was $5.8 million, $0.9 million, and $3.0 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was $3.4 million in 2021 and not significant for 2020 or 2019. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of December 31, 2021, $18.2 million of total cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the year ended December 31, 2021 was $7.5 million.

Stock-based compensation expense and awards granted to non-employees was $0.7 million for the year ended December 31, 2021, and immaterial for the years ended December 31, 2020 and 2019.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 2-year period. The following table summarizes our restricted stock unit activity during the year ended December 31, 2021:

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, unvested as December 31, 2020	—	$—
Issued	880,600	$5.29
Vested	—	$—
Canceled/Forfeited	(171,800)	$5.29
Outstanding, unvested as December 31, 2021	708,800	$5.29

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 ESPP, before taxes, is as follows (in thousands):

	Year Ended December 31,
	2021	2020	2019
Research and development expenses	$6,626	$4,453	$3,437
General and administrative expenses	3,926	2,657	1,862
Total	$10,552	$7,110	$5,299

11. Income Taxes

The effective tax rate for the years ended December 31, 2021, 2020 and 2019 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2021	2020	2019
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	10.2	7.9	4.2
Permanent differences	(0.1)	(0.6)	(0.8)
Research and development tax credits	1.9	2.8	2.6
Other	(1.8)	(0.2)	(0.8)
Change in state tax apportionment	—	9.4	—
Non-taxable stock premium	2.5	—	—
Change in valuation allowance	(33.7)	(40.3)	(26.3)
Total provision for income taxes	—%	—%	—%

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2021 and 2020. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. The increase in valuation allowance of $25.2 million and $42.4 million during 2021 and 2020, respectively, was primarily attributable to the Company’s current year taxable loss and increase in the effective state tax rate due to changes in the Company’s state apportionment factors.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

The components of the net deferred tax assets/liabilities are as follows (in thousands):

	December 31,
	2021	2020
Deferred tax assets:
Federal and state net operating loss carryforwards	$97,575	$74,278
Research and development tax credits	12,271	9,247
Lease liabilities	7,684	7,327
Accruals and other	3,184	3,354
Amortization	10,633	11,155
Deferred revenue	2,537	3,414
Gross deferred tax assets	133,884	108,775
Valuation allowance	(127,007)	(101,781)
Net deferred tax assets	6,877	6,994
Deferred tax liabilities:
Other depreciation	(212)	(763)
Operating lease right-of-use assets	(6,665)	(6,231)
Deferred tax assets, net of allowance	$—	$—

At December 31, 2021 and 2020, the Company’s federal and state income tax net operating loss carryforwards were approximately $353.8 million and $347.2 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards will begin to expire in 2035 and the state tax loss carryforwards will begin to expire in 2035. Under the Tax Act, federal net operating losses generated after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. The federal net operating losses generated after December 31, 2017 of $303.2 million are carried forward indefinitely. In addition, the Company has certain federal, California and Massachusetts research and development income tax credit carryforwards of $11.0 million, $6.6 million and $1.2 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2035. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. The Massachusetts research and development income tax credit carryforwards will begin to expire in 2035.

Net operating loss and tax credit carryforwards as of December 31, 2021 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$303,229	Do not expire
Net operating losses, federal (pre January 1, 2018)	50,587	2035 - 2037
Net operating loss, state	347,184	2035 - 2040
Tax credits, federal	10,990	2035 - 2040
Tax credits, state	7,806	CA: credits do not expire MA: 2035 - 2040

The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under IRC Sections 382 and 383. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years. In connection with the Company’s IPO, which closed in October 2018, the Company did experience an ownership change pursuant to Section 382. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. The Company is in the process of completing an analysis through December 31, 2021 under IRC Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership and may have an ownership change pursuant to Section 382.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2021	2020	2019
Beginning of year—unrecognized tax benefits	$4,025	$2,610	$2,077
Decrease for tax positions taken during prior periods	—	—	(711)
Increases for tax positions taken during current period	1,456	1,415	1,244
End of year—unrecognized tax benefits	$5,481	$4,025	$2,610

If recognized, none of the unrecognized tax benefits as of December 31, 2021, 2020, and 2019 would impact the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve (12) months.

During the years ended December 31, 2021, 2020, and 2019, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

The Company files income tax returns in the U.S. federal jurisdiction and various state jurisdictions. The Company is not currently under audit by the Internal Revenue Service or other similar state or local authorities. Due to the net operating loss carryforwards, all years remain open for income tax examination by tax authorities in the United States and various state tax jurisdictions in which the Company files tax returns.

12. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2021	2020	2019
Numerator:
Net loss	$(75,082)	$(105,314)	$(94,433)
Denominator:
Weighted-average common shares outstanding, basic and diluted	78,885,186	37,792,365	33,554,823
Net loss per share, basic and diluted	$(0.95)	$(2.79)	$(2.81)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share (see Note 9). During the year ended December 31, 2021, there were 10,459,576 warrants exercised and 4,872 warrants cancelled due to net exercise of the warrants. As of December 31, 2021, there are 17,016,271 warrants outstanding. The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and they are immediately exercisable upon their issuance date.

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2021	2020	2019
Options issued and outstanding and ESPP shares issuable and outstanding	5,170,331	4,213,738	3,179,041
Early exercised common stock subject to future vesting	—	—	30,874
Restricted stock subject to future vesting	708,800	—	—
Total	5,879,131	4,213,738	3,209,915

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2021

13. Defined Contribution Plan

The Company began sponsoring a 401(k) Plan in 2017, which provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 50% of the first 4% of each employee’s contribution. During the year ended December 31, 2021, expenses recognized for the 401(k) Plan was $0.4 million, while the amount was immaterial for the years ended December 31, 2020 and 2019.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2021, management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2021, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2021 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2021.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting due to an exemption established by the JOBS Act for “emerging growth companies.”

Item 9B. Other Information.

None.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

PART III

Item 10. Directors, Executive Officers and Corporate Governance.

We have adopted a Code of Business Conduct and Ethics that applies to all of our directors, officers, employees and consultants. The Code of Business Conduct and Ethics is available on the Corporate Governance page of our website at www.gritstonebio.com. If we ever were to amend or waive any provision of our Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer, controller or any person performing similar functions, we intend to satisfy our disclosure obligations with respect to any such waiver or amendment by posting such information on our internet website set forth above rather than filing a Form 8-K.

All other information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2022 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2021, and is incorporated herein by reference.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith

		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/18	3.1

3.1(b)	Certificate of Amendment to Amendment and Restated Certificate of Incorporation.	8-K	05/06/21	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/18	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

4.3	Description of Common Stock.					X

10.1(a)†	License Agreement, dated as of October 16, 2017, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of July 20, 2018, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.1(c)†	Second Amendment to Research Collaboration and License Agreement, by and between Gritstone Oncology, Inc. and bluebird bio, Inc., effective August 19, 2020.	10-Q	11/05/20	10.1

10.2	Third Amendment to Research Collaboration and License Agreement by and between Gritstone Oncology, Inc. and bluebird bio, Inc., effective February 18, 2021.	10-Q	08/05/21	10.1

10.3¥	Collaboration, Option and License Agreement by and between Gilead Sciences, Inc. and Gritstone Oncology, Inc., dated as of January 29, 2021.					X

10.4(a)#	2018 Incentive Award Plan.	S-8	10/02/18	99.2	(A)

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(b)

10.4(c)#	Form of Restricted Stock Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(c)

10.4(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(d)

10.5#	Employment Agreement by and between Gritstone Oncology, Inc. and Andrew Allen, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.9

10.6#	Employment Agreement by and between Gritstone Oncology, Inc. and Matthew Hawryluk, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.10

10.7#	Employment Agreement by and between Gritstone Oncology, Inc. and Karin Jooss, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.11

10.8#	Employment Agreement by and between Gritstone Oncology, Inc. and Erin Jones, effective as of September 27, 2018.	S-1/A	09/17/18	10.16

10.9#	Employment Agreement by and between Gritstone Oncology, Inc. and Rahsaan Thompson, effective as of March 2, 2020.	10-Q	05/07/20	10.1

10.10#	Employment Agreement by and between Gritstone bio, Inc., and Vassiliki Economides, effective as of June 23, 2021.					X

10.11#	Amended and Restated Non-Employee Director Compensation Program.					X

10.12#	2018 Employee Stock Purchase Plan.	S-8	10/02/18	99.3

10.13	Lease, dated as of February 11, 2016, by and between Gritstone Oncology, Inc. and BMR-Sidney Research Campus LLC.	S-1	08/23/18	10.4

10.14	Office Building Net Lease, dated as of March 24, 2017, by and between Gritstone Oncology, Inc. and Hacienda Portfolio Venture, LLC.	S-1	08/23/18	10.5

10.15	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and Emery Station West, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.1

10.16	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of September 6, 2018.	10-Q	11/20/19	10.2

10.17	First Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of July 11, 2019.	10-Q	11/20/19	10.3

10.18	Second Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of May 20, 2020.	10-Q	08/05/20	10.1

10.19	Office/Laboratory Lease, by and between Gritstone bio, Inc. and RREF II Kenmore Lessor III LLC and RREF II Kenmore Lessor IV LLC, effective as of September 23, 2021.	8-K	09/29/21	10.1

10.20	First Amendment to Lease, by and between Gritstone bio, Inc. and MIL 21E, LLC, effective as of September 21, 2021.	8-K	09/29/21	10.2

10.21	Third Amendment to Office/Laboratory Lease, by and between Gritstone bio, Inc. and MIL 21E, LLC, effective as of September 21, 2021.	8-K	09/29/21	10.3

10.22	Form of Indemnification Agreement.	S-1/A	09/17/18	10.18

10.23	Securities Purchase Agreement, dated December 22, 2020.	8-K	12/28/20	10.1

10.24	Securities Purchase Agreement, dated December 28, 2020.	8-K	12/30/20	10.1

10.25	Securities Purchase Agreement, dated September 16, 2021.	8-K	09/17/21	10.1

23.1	Consent of Independent Registered Public Accounting Firm					X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.	X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.	X

† Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.

¥ Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted portions will be furnished to the SEC upon request.

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

GRITSTONE BIO, INC.

Date: March 10, 2022	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Andrew Allen, Vassiliki Economides, and Rahsaan Thompson his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Allen	President, Chief Executive Officer and Director	March 10, 2022
Andrew Allen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Vassiliki Economides	Chief Financial Officer	March 10, 2022
Vassiliki Economides	(Principal Financial Officer)

/s/ James Cho	Chief Accounting Officer	March 10, 2022
James Cho	(Principal Accounting Officer)

/s/ Elaine Jones	Chairperson of our Board of Directors	March 10, 2022
Elaine Jones, Ph.D.

/s/ Clare Fisher	Director	March 10, 2022
Clare Fisher

/s/ Steve Krognes	Director	March 10, 2022
Steve Krognes

/s/ Naiyer A. Rizvi	Director	March 10, 2022
Naiyer A. Rizvi, M.D.

/s/ Richard Heyman	Director	March 10, 2022
Richard Heyman, Ph.D.

/s/ Shefali Agarwal	Director	March 10, 2022
Shefali Agarwal, M.D., M.P.H.