Form 10-K/A
period 2021-12-31
Gritstone bio, Inc.
filed 2022-05-03
CIK 1656634

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

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 17, 2022, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission on April 28, 2022.

Auditor Name: Ernst & Young LLP	Auditor Location: Redwood City, California	Auditor Firm ID: 42

EXPLANATORY NOTE

Gritstone bio, Inc. (the “Company”, “we”, “our” and “us”) is filing this Amendment No. 1 (the “Amendment No. 1”) solely to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2021 (the “Original Filing”), originally filed with the Securities and Exchange Commission (the “SEC”) on March 10, 2022 (the “Original Filing Date”). We are filing this Amendment No. 1 to amend clerical errors made in Part I of the Original Filing. The clerical errors were made in the third sentence and the title of Figure 8 included under the heading “Item 1. Business—New Developments—GRANITE updates”.

Part IV of the Original Filing is being amended solely to add new certifications in accordance with Rule 13a-14(a) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”). Because no financial statements have been included in this Amendment No. 1 and this Amendment No. 1 does not contain or amend any disclosure with respect to Items 307 and 308 of Regulation S-K, paragraphs 3, 4 and 5 of the certifications have been omitted. We are not including the certifications under Section 906 of the Sarbanes-Oxley Act of 2002 as no financial statements are being filed with this Amendment No. 1.

Except as set forth herein, this Amendment No. 1 does not change the previously reported financial statements or any of the other disclosures contained in Part I, Part II, Part III or Part IV of the Original Filing. Unless expressly noted otherwise, the disclosures in this Amendment No. 1 continue to speak as of the Original Filing Date and do not reflect events occurring after the Original Filing Date. Accordingly, this Amendment No. 1 should be read in conjunction with the Original Filing, our subsequent filings with the SEC and any amendments thereto.

Item 1. Business.

New Developments

GRANITE updates

On January 13, 2022, we announced the first patient was enrolled for inclusion in the GRANITE -CRC-1L study, a Phase 2/3 trial evaluating our individualized neoantigen vaccine (GRANITE) for first line (1L) maintenance treatment of metastatic, microsatellite-stable colorectal cancer (MSS-CRC).

On January 13, 2022, we also announced updated interim data from the Phase 1/2 GRANITE trial evaluating individualized immunotherapy in combination with nivolumab (OPDIVO®) and ipilimumab (YERVOY®) in patients with advanced solid tumors. As of the January 5, 2022 data cutoff date, 6 out of 12 MSS-CRC patients treated in such GRANITE trial, who were alive at the time of our ESMO 2021 data presentation on September 17, 2021, remained alive, and the correlation between ctDNA and overall survival continued to be observed (Figure 8).

As of March 2022, the first patient was enrolled for inclusion in the GRANITE–CRC-ADJUVANT study, a randomized, controlled phase 2 trial of adjuvant GRANITE immunotherapy in MSS-CRC patients with stage II/III disease who are ctDNA+ after definitive surgery.

Figure 8.	ctDNA Reduction Associated with Prolonged Overall Survival in Phase 1/2 trial assessing GRANITE

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)(3) Exhibits

The documents listed in the Exhibit Index are filed with this report, in each case as indicated therein (numbered in accordance with Item 601 of Regulation S-K).

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith

		Form	Date	Number

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Amendment No. 1 to the Annual Report on Form 10-K for the year ended December 31, 2021 has been formatted in Inline XBRL.				X

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K/A to be signed on its behalf by the undersigned, thereunto duly authorized.

GRITSTONE BIO, INC.

Date: May 3, 2022	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Annual Report on Form 10-K/A has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Allen	President, Chief Executive Officer and Director	May 3, 2022
Andrew Allen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Vassiliki Economides	Chief Financial Officer	May 3, 2022
Vassiliki Economides	(Principal Financial Officer)

/s/ James Cho	Chief Accounting Officer	May 3, 2022
James Cho	(Principal Accounting Officer)

*	Chairperson of our Board of Directors	May 3, 2022
Elaine Jones, Ph.D.

*	Director	May 3, 2022
Clare Fisher

*	Director	May 3, 2022
Steve Krognes

*	Director	May 3, 2022
Naiyer A. Rizvi, M.D.

*	Director	May 3, 2022
Richard Heyman, Ph.D.

*	Director	May 3, 2022
Shefali Agarwal, M.D., M.P.H.

* By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
Attorney-in-Fact