Form 10-Q
period 2022-03-31
Gritstone bio, Inc.
filed 2022-05-05
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2022

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

As of May 3, 2022, there were 72,812,833 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	March 31,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$69,158	$93,287
Marketable securities	103,004	108,346
Restricted cash	9,395	11,285
Prepaid expenses and other current assets	10,946	7,672
Total current assets	192,503	220,590
Long-term restricted cash	5,290	6,005
Property and equipment, net	22,283	21,622
Lease right-of-use assets	21,832	22,920
Deposits and other long-term assets	1,564	2,352
Long-term marketable securities	—	4,617
Total assets	$243,472	$278,106
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,641	$4,230
Accrued compensation	4,285	6,925
Accrued liabilities	1,350	411
Accrued research and development expenses	3,601	3,706
Lease liabilities, current portion	6,886	7,483
Deferred revenue, current portion	12,324	17,201
Total current liabilities	34,087	39,956
Lease liabilities, net of current portion	18,689	18,936
Deferred revenue, net of current portion	1,505	3,128
Total liabilities	54,281	62,020
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2022 and December 31, 2021; 72,779,508 and 69,047,878 shares issued and outstanding at March 31, 2022 and December 31, 2021, respectively	20	20
Additional paid-in capital	619,862	617,523
Accumulated other comprehensive loss	(391)	(73)
Accumulated deficit	(430,300)	(401,384)
Total stockholders’ equity	189,191	216,086
Total liabilities and stockholders’ equity	$243,472	$278,106

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Income (Loss)

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2022	2021
Revenues:
Collaboration and license revenues	$4,745	$39,693
Grant revenues	2,446	—
Total revenues	7,191	39,693
Operating expenses:
Research and development	28,199	24,856
General and administrative	7,955	6,941
Total operating expenses	36,154	31,797
Income (loss) from operations	(28,963)	7,896
Interest income, net	47	27
Net income (loss)	(28,916)	7,923
Other comprehensive loss:
Unrealized loss on marketable securities	(318)	(3)
Net and comprehensive income (loss)	$(29,234)	$7,920
Net income (loss) per share, basic	$(0.34)	$0.10
Weighted-average number of shares used in computing net income (loss) per share, basic	86,277,599	75,987,372
Net income (loss) per share, diluted	$(0.34)	$0.10
Weighted-average number of shares used in computing net income (loss) per share, diluted	86,277,599	77,464,356

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended March 31, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086
Unrealized loss on marketable securities	—	—	—	(318)	—	(318)
Issuance of common stock upon restricted stock units vesting	215,350	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(890)	—	—	(890)
Issuance of common stock for warrant exercises	3,442,567	—	34	—	—	34
Issuance of common stock upon exercise of stock options	73,713	—	64	—	—	64
Stock-based compensation	—	—	3,131	—		3,131
Net loss	—	—	—	—	(28,916)	(28,916)
Balance at March 31, 2022	72,779,508	$20	$619,862	$(391)	$(430,300)	$189,191

Three Months Ended March 31, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $330	1,169,591	—	20,839	—	—	20,839
Unrealized loss on marketable securities	—	—	—	(3)	—	(3)
Issuance of common stock under employee stock purchase plan (“ESPP”)	109,564	—	279	—	—	279
Issuance of common stock upon exercise of stock options	365,980	—	1,824	—	—	1,824
Stock-based compensation	—	—	2,201	—	—	2,201
Net income	—	—	—	—	7,923	7,923
Balance at March 31, 2021	49,197,828	$18	$517,715	$(3)	$(318,379)	$199,351

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2022	2021
Operating activities
Net income (loss)	$(28,916)	$7,923
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,589	1,595
Net amortization of premiums and discounts on marketable securities	196	107
Stock-based compensation	3,131	2,201
Non-cash operating lease expense	2,332	1,900
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(3,273)	(182)
Deposits and other long-term assets	787	(7)
Accounts payable	1,861	1,637
Accrued compensation	(2,640)	(2,510)
Accrued and other non-current liabilities	121	(51)
Accrued research and development expenses	(105)	505
Lease liability	(2,034)	(1,950)
Deferred revenue	(6,500)	(514)
Net cash provided by (used in) operating activities	(33,451)	10,654
Investing activities
Purchase of marketable securities	(28,342)	(89,610)
Maturities of marketable securities	26,573	1,000
Sales of marketable securities	11,215	—
Purchase of property and equipment	(1,812)	(990)
Net cash provided by (used in) investing activities	7,634	(89,600)
Financing activities
Proceeds from issuance of common stock from public offering	—	21,170
Proceeds from issuance of common stock upon exercise of stock options, warrants, and other	98	1,824
Proceeds from issuance of common stock under the ESPP	—	279
Payments of financing costs	(69)	(5,878)
Payments of financing lease	(56)	—
Tax payments related to shares withheld for vested restricted stock units	(890)	—
Net cash provided by (used in) financing activities	(917)	17,395
Net decrease in cash, cash equivalents and restricted cash	(26,734)	(61,551)
Cash, cash equivalents and restricted cash at beginning of period	110,577	171,048
Cash, cash equivalents and restricted cash at end of period	$83,843	$109,497
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$1,182	$509
Financing costs included in accrued liabilities and accounts payable	$—	$46
Remeasurement of operating lease right-of-use asset for lease modification	$228	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Gritstone bio, Inc. (“Gritstone” or the “Company”) is a clinical-stage biotechnology company developing next generation vaccines for solid tumors and viral diseases. The Company was incorporated in the state of Delaware in August 2015, and is headquartered in Emeryville, California with a site in Cambridge, Massachusetts and a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had a net loss of $28.9 million for the three months ended March 31, 2022 and net income of $7.9 million for the three months ended March 31, 2021. During the three months ended March 31, 2022, cash used by operating activities was $33.5 million. During the three months ended March 31, 2021, cash provided by operating activities was $10.7 million. The Company had an accumulated deficit of $430.3 million and $401.4 million as of March 31, 2022 and December 31, 2021, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings and under an “at the market offering”, the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of March 31, 2022, the Company had cash, cash equivalents and marketable securities of $172.2 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 10, 2022.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of March 31, 2022, the Company has no off-balance sheet concentrations of credit risk.

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

The Company has issued letters of credit under certain lease agreements that have been collateralized by cash deposits for an equal amount and are recorded within short-term restricted cash and deposits and other long-term assets on the condensed consolidated balance sheets based on the term of the underlying lease. Additionally, the Company’s restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) Funding Agreement, dated as of August 14, 2021 (the “CEPI Funding Agreement”) and the Gates Foundation Grant Agreement (see Note 8). The Company will utilize the CEPI and Gates Foundation funds as it incurs expenses for services performed under the agreements.

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2022	2021
Cash and cash equivalents	$69,158	$93,287
Restricted cash	9,395	11,285
Long-term restricted cash	5,290	6,005
Total cash, cash equivalents and restricted cash	$83,843	$110,577

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. The Company concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI and Gates Funding Agreements (see Note 8).

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of March 31, 2022; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The standard contains improvements to the FASB Accounting Standards Codification (the “Codification”) by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The standard also improves various topics in the Codification so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. The amendments in ASU 2020-10 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. We adopted ASU 2020-10 on January 1, 2022 and the adoption did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	March 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$45,083	$—	$—	$45,083
Commercial paper	2,999	—	—	2,999
U.S. treasuries	5,000	—	—	5,000
Asset backed securities	1,001			1,001
Total cash equivalents	54,083	—	—	54,083
Short-term marketable securities:
Certificates of deposit	4,650	—	(33)	4,617
Commercial paper	35,451	—	(136)	35,315
Corporate debt securities	21,212	—	(94)	21,118
U.S. treasuries	34,792	—	(100)	34,692
U.S. government debt securities	2,000	—	(4)	1,996
Asset backed securities	5,290	—	(24)	5,266
Total short-term marketable securities	103,395	—	(391)	103,004
Total	$157,478	$—	$(391)	$157,087

	December 31, 2021
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$79,281	$—	$—	$79,281
Commercial paper	1,000	—	—	1,000
Corporate debt securities	1,031	—	—	1,031
Total cash equivalents	81,312	—	—	81,312
Short-term marketable securities:
Certificates of deposit	5,600	—	(6)	5,594
Commercial paper	44,990	—	(16)	44,974
Corporate debt securities	26,976	—	(23)	26,953
U.S. treasuries	12,277	—	(8)	12,269
U.S. government debt securities	2,000	—	(1)	1,999
Asset backed securities	16,565	—	(8)	16,557
Total short-term marketable securities	108,408	—	(62)	108,346
Long-term marketable securities:
Corporate debt securities	1,637	—	(6)	1,631
U.S. treasuries	2,991	—	(5)	2,986
Total long-term marketable securities	4,628	—	(11)	4,617
Total	$194,348	$—	$(73)	$194,275

All marketable securities held as of March 31, 2022 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of March 31, 2022, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, no credit loss existed as of or for the three months ended March 31, 2022 or December 31, 2021. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2022
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$45,083	$45,083	$—	$—
Commercial paper	2,999	—	2,999	—
U.S. treasuries	5,000	5,000	—	—
Asset backed securities	1,001	—	1,001	—
Total cash equivalents	54,083	50,083	4,000	—
Short-term marketable securities:
Certificates of deposit	4,617	—	4,617	—
Commercial paper	35,315	—	35,315	—
Corporate debt securities	21,118	—	21,118	—
U.S. treasuries	34,692	34,692	—	—
U.S. government debt securities	1,996	—	1,996	—
Asset backed securities	5,266	—	5,266	—
Total short-term marketable securities	103,004	34,692	68,312	—
Total	$157,087	$84,775	$72,312	$—

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$79,281	$79,281	$—	$—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	1,031	—	1,031	—
Total cash equivalents	81,312	79,281	2,031	—
Short-term marketable securities:
Certificates of deposit	5,594	—	5,594	—
Commercial paper	44,974	—	44,974	—
Corporate debt securities	26,953	—	26,953	—
U.S. treasuries	12,269	12,269	—	—
U.S. government debt securities	1,999	—	1,999	—
Asset backed securities	16,557	—	16,557	—
Total short-term marketable securities	108,346	12,269	96,077	—
Long-term marketable securities:
Corporate debt securities	1,631	—	1,631	—
U.S. treasuries	2,986	2,986	—	—
Total long-term marketable securities	4,617	2,986	1,631	—
Total	$194,275	$94,536	$99,739	$—

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

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31,	December 31,
	2022	2021
Computer equipment and software	$997	$987
Furniture and fixtures	2,113	2,113
Laboratory equipment	25,057	24,679
Leasehold improvements	14,128	14,128
	42,295	41,907
Less accumulated depreciation and amortization	(23,837)	(22,276)
Construction-in-progress	3,825	1,991
Total property and equipment, net	$22,283	$21,622

Depreciation and amortization expense was $1.6 million and $1.6 million for the three months ended March 31, 2022 and 2021, respectively.

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of March 31, 2022. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $8.6 million ROU Asset and a $13.6 million lease liability on the condensed consolidated balance sheet as of March 31, 2022. The Company recorded a $8.7 million ROU Asset and a $13.9 million lease liability on the condensed consolidated balance sheet as of December 31, 2021.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of March 31, 2022, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021.

In addition, in May 2019, the Company entered into a 64-month non-cancelable operating lease for additional office space in Pleasanton, California, with an obligation to pay rent commencing in August 2019. In January 2022, the Company amended the lease to add additional leased space and extend the lease expiration date to February 2027.

Cambridge Leases

The Company leases laboratory, office and storage space in several facilities in Cambridge, Massachusetts, pursuant to three separate agreements:

The Company’s facility located at 40 Erie Street in Cambridge, Massachusetts is leased pursuant to a 67-month non-cancelable operating lease (the “40 Erie Lease”), which the Company entered into in February 2016, with an obligation to pay rent commencing in October 2016. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation. In September 2021, the Company executed an amendment to the 40 Erie Lease, which extends its term through April 2025 and provides for monthly base rent amounts, subject to annual increases over the term of the lease.

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

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. Of the $0.7 million security deposits, $0.4 million was recorded in prepaids and other assets on the Company's condensed consolidated balance sheet and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet as of March 31, 2022. Security deposits of $0.7 million are recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet as of December 31, 2021.

Boston Lease

The Company plans to occupy a newly-built facility in Boston, Massachusetts, with office and laboratory space, in 2023 pursuant to a 120-month operating lease (the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements. The Company’s obligation to pay rent is expected to commence in the second half of 2023, subject to free rent periods of three and six months with respect to certain premises. The Company expects to be provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease is expected to expire in 2033. The Boston Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In connection with the Boston Lease and as a security deposit thereunder, the Company has provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of March 31, 2022, none of the irrevocable letter of credit amount had been drawn.

As of March 31, 2022, the Company has not recognized a ROU Asset or lease liability for the Boston Lease as it did not control the underlying assets at any time in the three months ended March 31, 2022. Under the Boston Lease, the Company is obligated to make minimum lease payments of approximately $79.1 million for the years from 2023 to 2033, which includes rent abatement during the free rent periods.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Lease cost
Operating lease cost	$2,253	$1,900
Total lease cost	$2,253	$1,900

Supplemental information related to leases was as follows:

	Three Months Ended March 31,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$2,034	$1,950
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$781	$—
Weighted-average remaining lease term (years):
Operating leases	5.3	6.1
Weighted-average discount rate:
Operating leases	7.4%	9.0%

As of March 31, 2022, minimum annual rental payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2022 (remaining nine months)	$7,621
2023	6,837
2024	12,527
2025	10,658
2026	10,376
Thereafter	62,814
Total minimum payments	110,833
Less: Amounts representing interest expense	(6,144)
Less: Amounts representing lease payments under the Boston Lease	(79,114)
Present value of future minimum lease payments	25,575
Less: Current portion of lease liability	(6,886)
Noncurrent portion of lease liability	$18,689

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its antibody drug candidates. The Company is also obligated to pay the CRO certain milestone payments of up to an aggregate of $36.4 million on achievement of specified events. None of these events had occurred as of March 31, 2022. During the three months ended March 31, 2022, the Company had no research and development expense under the agreement. During the three months ended March 31, 2021, the Company had immaterial research and development expense under the agreement.

In May 2019, the Company entered into a contract research and testing agreement with another third-party CRO to provide antibody discovery related services. In March 2022, the Company notified that CRO of its intent to terminate the agreement effective in May 2022. Until the effective date of the termination, the Company is obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of March 31, 2022. No research and development expense was recorded under the agreement during the three months ended March 31, 2022 and 2021.

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

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Prepaid research and development-related expenses	$5,728	$2,672
Net contract asset	—	1,385
Collaboration receivable	2,235	688
Prepaid insurance	1,314	1,769
Interest and other receivables	224	292
Facilities-related deposits	455	—
Other	990	866
Total prepaid expenses and other current assets	$10,946	$7,672

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2022	2021
Lease security deposits	$934	$1,305
Prepaid research and development-related expenses	630	1,047
Total deposits and other long-term assets	$1,564	$2,352

8. Collaboration and License Agreements and Grant Revenue

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”), to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with bluebird's restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018,

2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of December 31, 2021, and no royalties were due from the sale of licensed products.

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

The Company identified the following three material promises under the 2seventy Agreement: (i) transfer of a license to intellectual property and related technology know-how (“License and Know-How”); (ii) the obligation to perform target selection and TCR generation services (“Research and Development Services”); and (iii) participation on the Joint Steering Committee (the “JSC”). The Company provided to 2seventy standard indemnification and protection of licensed intellectual property, which is part of assurance that the license meets the contract’s specifications and is not an obligation to provide goods or services.

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

During the three months ended March 31, 2022 and 2021, the Company recognized $4.0 million and $0.7 million, respectively, in collaboration revenue under the 2seventy Agreement. The amount of collaboration revenue recognized during the three months ended March 31, 2022 included a cumulative catch-up adjustment increasing contribution revenue by $3.5 million due to revisions to estimated costs to complete the remaining performance obligation. Deferred revenue of $4.7 million and $8.7 million was recorded on the condensed consolidated balance sheets in both current and long-term liabilities as of March 31, 2022 and December 31, 2021, respectively. Deferred revenue relates to the performance obligations identified under the 2seventy Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through September 2023.

Changes in the deferred revenue balance during the three months ended March 31, 2022 for the 2seventy Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$8,725
Additions	—
Deductions	(3,994)
Balance at March 31, 2022	$4,731

There were no receivables or net contract assets recorded as of March 31, 2022 and December 31, 2021 associated with the 2seventy Agreement.

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

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of March 31, 2022 and no royalties were due from the sale of licensed products.

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

The Company identified the following performance obligations under the Gilead Collaboration Agreement: (i) licenses including an exclusive (in the HIV field), royalty-free, worldwide collaboration license and transfer of know-how and an exclusive (in the HIV field) worldwide, royalty-bearing development and commercial license subject to restrictions on its use during the Option Term and an exclusive option to release such restrictions; (ii) preclinical research and development activities, manufacturing-related activities, and participation on a Joint Steering Committee; and (iii) product supply, including research and GMP product, until Gilead completes its first GMP batch, and participation on a Joint Manufacturing Team.

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of March 31, 2022 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended March 31, 2022, the Company did not record any license revenue and recorded $0.7 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. For the three months ended March 30, 2021, the Company recognized $38.6 million as license revenue and $0.3 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. There was no contract asset recorded on the condensed consolidated balance sheet as of March 31, 2022. A contract asset of $1.4 million was recorded on the condensed consolidated balance sheet as of December 31, 2021 for supply costs that were incurred during the year ended December 31, 2021, but not billable until future periods when the asset is released. The contract asset relates to the performance obligations yet to be satisfied identified under the Gilead Collaboration Agreement. There was $0.1 million recorded as deferred revenue as of March 31, 2022 and no deferred revenue as of December 31, 2021 associated with the Gilead Collaboration Agreement.

Changes in the contract asset and deferred revenue balance during the three months ended March 31, 2022 for the Gilead Collaboration Agreement are as follows (in thousands):

	Contract Asset	Deferred Revenue
Balance at December 31, 2021	$1,385	$—
Additions	123	99
Deductions	(1,508)	—
Balance at March 31, 2022	$—	$99

There was $2.2 million and $0.7 million of receivables recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of March 31, 2022 and December 31, 2021, respectively, associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. As of March 31, 2022, deferred contract acquisition costs were zero. Deferred contract acquisition costs amortized during the three months ended March 31, 2022 and 2021 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation (“Arbutus”) and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018 (such amended license agreement, the Arbutus License Agreement). Under the Arbutus License Agreement, Arbutus granted the Company exclusive license rights under certain intellectual property related to Arbutus’ lipid nanoparticle (LNP) technology. During the three months ended March 31, 2022 and 2021, the Company had no research and development expense under the Arbutus License Agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration (the “FDA”), the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of March 31, 2022, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of March 31, 2022 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. The 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Genevant is a spin-off of Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the three months ended March 31, 2022.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $141.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the three months ended March 31, 2021. None of the other milestone events had occurred as of March 31, 2022.

Coalition for Epidemic Preparedness Innovations

On August 14, 2021, the Company entered into the CEPI Funding Agreement with CEPI, under which CEPI agreed to provide funding of up to $20.6 million to the Company to advance the Company’s program, which is developing a second-generation COVID-19 vaccine, with an initial clinical trial in South Africa. Under the terms of the agreement, CEPI will fund a multi-arm Phase 1 study evaluating the CORAL program’s samRNA vaccine in naïve, convalescent, and HIV+ patients. The study will evaluate two different samRNA vaccine constructs that each target both the spike protein and other SARS-CoV-2 targets and are designed to drive both robust B and T cell immune responses. The funding will also support pre-clinical studies, scale-up and formulation development to enable manufacturing of large quantities of stable vaccine product.

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

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. During the three months ended March 31, 2022, the Company recognized grant revenue of $2.2 million under the CEPI Funding Agreement. In the year ended December 31, 2021, the Company recognized grant revenue of $1.5 million under the CEPI Funding Agreement. As of March 31, 2022 and December 31, 2021, short term deferred revenue of $7.0 million and $9.4 million, respectively, was recorded on the condensed consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the first tranche of funding are expected to take place, which is currently estimated to be through the end of the year 2022. As of March 31, 2022 and December 31, 2021, $7.0 million and $9.4 million, respectively, was recorded as short-term restricted cash on the condensed consolidated balance sheet.

Changes in the deferred revenue balance during the three months ended March 31, 2022 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$9,379
Additions	—
Deductions	(2,415)
Balance at March 31, 2022	$6,964

Gates Foundation

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation ("Gates Grant Agreement"), under which the Company will develop an optimal immunogen in the context of a therapeutic human papillomavirus ("HPV") vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and future funding of $1.0 million is expected to be received by the Company in the first quarter of 2023, for a total grant amount of up to $3.2 million.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. The Company did not recognize any grant revenue under the Gates Grant Agreement in 2021. During the three months ended March 31, 2022, the Company recognized $0.2 million in revenue under the Gates Grant Agreement. As of March 31, 2022, short-term deferred revenue of $2.0 million was recorded on the condensed consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the first tranche of funding are expected to take place, which is currently estimated to be through early 2023.

Changes in the deferred revenue balance during the three months ended March 31, 2022 for the Gates Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$2,225
Additions	—
Deductions	(190)
Balance at March 31, 2022	$2,035

9. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of March 31, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

As of March 31, 2022 and December 31, 2021, there were 72,779,508 and 69,047,878 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

Sale of Common Stock and Pre-Funded Warrants

In October 2019, the Company filed a Registration Statement on Form S-3 (the “2019 Shelf Registration Statement”) with the SEC, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The 2019 Shelf Registration Statement included a prospectus supplement covering the issuance and sale of up to $75.0 million of the Company’s common stock, from time to time, through the “at-the-market" offering program (the “2019 ATM Offering Program”) under the Securities Act of 1933, as amended (the “Securities Act”). The SEC declared the 2019 Shelf Registration Statement effective on November 8, 2019.

In connection with the 2019 ATM Offering, in October 2019, the Company entered into a sales agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which Cowen acts as its sales agent and, from time to time, offers and sells shares of the Company’s common stock having an aggregate offering price of up to $75.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2019 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2019 ATM Offering up to $50,000. During the year ended December 31, 2021, the Company issued and sold 3,990,869 shares of its common stock through its 2019 ATM Offering Program and received net proceeds of approximately $9.8 million, net of commissions and other offering costs. During the three months ended March 31, 2022, there have been no sales of shares of the Company's common stock through its 2019 ATM Offering Program.

In December 2020, the Company entered into two private placement financing transactions (collectively, the “First PIPE Financing”), as follows: (i) to sell 5,543,351 shares of its common stock at a price of $3.34 per share and pre-funded warrants (the “Warrants”) to purchase 27,480,719 shares of common stock at a price of $3.34 per share (of which $3.33 per share was prepaid by each purchaser), and (ii) to sell an additional 4,043,127 shares of its common stock at a price per share of $3.71. In connection with the First PIPE Financing, the Company received aggregate net proceeds of approximately $119.8 million. The Warrants are exercisable upon issuance at an exercise price of $0.01 per share.

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

In September 2021, the Company completed a PIPE financing transaction, in which it sold 5,000,000 shares of its common stock at a price of $11.00 per share pursuant to a securities purchase agreement entered into on September 16, 2021 (the “Second PIPE Financing”). The Company received aggregate net proceeds of approximately $52.7 million after deducting placement agent commissions and offering expenses payable by the Company. In connection with the issuance and sale of the common stock, the Company filed a registration statement with the SEC registering the resale of the shares of common stock issued in the Second PIPE Financing.

In March 2022, the Company filed a Registration Statement on Form S-3 with the SEC (the “2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The 2022 Shelf Registration Statement included a prospectus supplement covering the issuance and sale of up to $100.0 million of the Company’s common stock, from time to time, through the ”at-the-market" offering program (the “2022 ATM Offering Program”) under the Securities Act. As of May 3, 2022, the SEC has not yet declared the 2022 Shelf Registration Statement effective.

In connection with the 2022 ATM Offering, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen, pursuant to which Cowen will act as its sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering up to $50,000. As of March 31, 2022, there have been no sales of shares of the Company's common stock under the 2022 ATM Offering Program.

Common Stock Warrants

As of March 31, 2022, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	13,573,704

During the three months ended March 31, 2022, there were 3,442,567 warrants exercised resulting in the Company issuing 3,442,567 shares of common stock. There were no warrants exercised during the three months ended March 31, 2021.

10. Stock-Based Compensation

Award Incentive Plans

In August 2015, the Company’s board of directors approved the 2015 Equity Incentive Plan (“2015 Plan”). In connection with the Company’s IPO and the effectiveness of the 2018 Award Incentive Plan (“2018 Plan”), discussed below, the 2015 Plan terminated. The 92,815 shares of common stock that were then unissued and available for future issuance under the 2015 Plan became available under the 2018 Plan.

In September 2018, the Company’s board of directors approved the 2018 Plan. Under the 2018 Plan, a total of 2,690,000 shares of common stock were initially reserved for issuance under the 2018 Plan, plus the number of shares remaining available for future awards under the 2015 Plan, as of the effective date of the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan will automatically increase on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 4% of the total number of shares of the Company’s outstanding stock on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The 2018 Plan provides, among others, for the grant of options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance bonus awards.

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

Material Features of the 2021 Employment Inducement Incentive Award Plan

In April 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “2021 Plan”), pursuant to Nasdaq Listing Rule 5635(c)(4). The principal purpose of the 2021 Plan is to enhance our ability to attract, retain and motivate employees who are expected to make important contributions to us by providing such individuals with equity ownership opportunities. Awards granted under the 2021 Plan are intended to constitute “employment inducement awards” under Nasdaq Listing Rule 5635(c)(4), and, as such, the 2021 Plan is intended to be exempt from the Nasdaq Listing Rules regarding shareholder approval of stock option and stock purchase plans. A total of 790,400 shares of our common stock ("Share Limit") were initially reserved for issuance under the 2021 Plan. The Share Limit may be increased by the Company's board of directors. The 2021 Plan provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, stock appreciation rights, and other stock-based and cash-based awards. The 2021 Plan does not provide for the grant of incentive stock options. Awards under the 2021 Plan may be granted to eligible employees who are either new employees or who are commencing employment with the Company or one of its subsidiaries following a bona fide period of non-employment with the Company, and for whom such awards are granted as a material inducement to commencing employment with the Company or one of its subsidiaries. Awards under the 2021 Plan may not be granted to the Company's consultants or non-employee directors.

The 2021 Plan is administered by our board of directors and, to the extent the Company's board of directors delegates its authority to it, the Company's compensation committee. In the event of a change in control in which the Company's successor refuses to assume or substitute any outstanding award under the 2021 Plan, the vesting of such award will accelerate in full. The Company's board of directors may terminate, amend, or modify the 2021 Plan at any time, provided that no termination or amendment may materially impair any rights under any outstanding award under the 2021 Plan without the consent of the holder.

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	3,459,187	5,107,335	$9.82	8.13	$17,153
Authorized	2,761,915	—	$—
Granted	(2,550,341)	2,200,168	$5.61
Exercised	—	(73,713)	$0.87
Cancelled	338,523	(302,640)	$10.21
Balance at March 31, 2022	4,009,284	6,931,150	$8.56	8.53	$1,016
Vested and exercisable at March 31, 2022		2,329,666	$8.94	7.20	$996
Vested and expected to vest at March 31, 2022		6,076,920	$8.65	8.40	$1,013

For the three months ended March 31, 2022 and 2021, the total intrinsic value of stock option awards exercised was $0.3 million and $3.9 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of March 31, 2022, $22.3 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the three months ended March 31, 2022 was $4.0 million.

Stock-based compensation expense and awards granted to non-employees were immaterial for the three months ended March 31, 2022 and 2021.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 1 or 2-year period. The following table summarizes our restricted stock unit activity during the three months ended March 31, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2021	708,800	$5.29
Issued	350,173	$5.46
Vested	(353,300)	$5.29
Canceled/Forfeited	(35,883)	$5.31
Outstanding, unvested at March 31, 2022	669,790	$5.38

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended March 31,
	2022	2021
Research and development expenses	$1,745	$1,481
General and administrative expenses	1,386	720
Total	$3,131	$2,201

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

The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2022	2021
Numerator:
Net income (loss)	$(28,916)	$7,923
Denominator:
Weighted-average common shares outstanding, basic	86,277,599	75,987,372
Effect of dilutive shares	—	1,476,984
Weighted-average common shares outstanding, diluted	86,277,599	77,464,356
Net income (loss) per share, basic	$(0.34)	$0.10
Net income (loss) per share, diluted	$(0.34)	$0.10

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share (see Note 9). The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date.

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2022	2021
Options issued and outstanding and ESPP shares issuable and outstanding	7,038,660	1,416,794
Restricted stock subject to future vesting	669,790	340
Total	7,708,450	1,417,134

12. Subsequent Events

The 2021 Plan Share Limit Increase

On April 21, 2022, the Company’s board of directors approved a share limit increase of 700,000 shares under the 2021 Plan.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this report, and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2021. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, statements related to the potential of Gritstone’s programs. Such forward-looking statements involve substantial risks and uncertainties that could cause the outcome of Gritstone’s programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements, including interim results obtained may differ from those at completion of the studies and clinical trials. Such risks and uncertainties include, among others, the uncertainties inherent in the drug development process, including Gritstone’s programs’ clinical development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, Gritstone’s ability to successfully establish, protect and defend its intellectual property and other matters that could affect the sufficiency of existing cash to fund Gritstone's operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

Overview

We discover, develop, manufacture, and deliver next generation cancer and infectious disease vaccine candidates with the aim of improving patient outcomes and eliminating disease. The immune system sits at the nexus of many diseases, and manipulation of the immune system has enormous potential to drive transformational therapeutic and preventative benefits. Our approach seeks to generate a potent therapeutic or protective immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells and eliminate virally-infected cells. Our programs are built on two key platforms, the first being our proprietary Gritstone EDGE™ artificial intelligence platform, which enables us to identify antigens that can be recognized by the immune system with a high degree of accuracy. The second platform is our potent, flexible, vaccine platform, which we have engineered to deliver selected immunogens to the patient’s immune system to drive the destruction of tumors or virally-infected cells. We accomplish this by leveraging our two proprietary vaccine vectors, self-amplifying mRNA (samRNA) and chimpanzee adenovirus (ChAd), which we have optimized to deliver immunogens selected by EDGE™ to the immune system. We utilize these “mix and match” vectors in a variety of ways, including as a heterologous prime-boost (one vector followed by the other) or homologous prime-boost (use the same vector twice). Our proprietary and synergistic technologies enable us to build robust and distinct pipelines in oncology and infectious disease. Additionally, our in-house manufacturing capabilities enable us to drive down both cost and production time, as well as maintain control over intellectual property and product quality of our products.

EDGE™ Antigen Discovery and T cell Target Identification

Our proprietary EDGE™ artificial intelligence platform has the ability to provide accurate identification of antigens that can be recognized by the immune system on tumor or virally-infected cells. In the case of tumor cells, mutations in tumor DNA provide a large set of altered (non-self) candidate protein fragments which can be assessed by EDGE™ with selection of high probability antigen targets (neoantigens) for inclusion in our vaccine candidates. In the case of pathogens, with a current focus on viruses, EDGE™ is used to analyze the DNA/RNA sequence of the pathogen with the goal of predicting which fragments of which genes will likely function as T cell antigens on the surface of virally-infected cells. Using EDGE™ in this way, we design the component of a vaccine candidate which contains the specific target antigens for administration to humans (immunogen), with the aim of generating strong immune responses to those antigens to achieve a desired biological effect. Such immune responses can be preventive (e.g., protecting against viral infections) or therapeutic (e.g., treating cancer by aiming to eliminate tumor cells through recognition of tumor neoantigens or treating virally induced disease by eliminating virus infected cells).

“Mix and Match” Delivery Systems

Having designed suitable immunogens with EDGE™, the next task is to embed the immunogen within a delivery system (vector) to stimulate the human host’s immune system and drive generation of T cells and/or neutralizing antibodies (nAbs) against the immunogen. The generation of CD8+ T cells has historically been challenging, and most vaccine vectors do not drive strong CD8+ T cell responses. This represents a key opportunity for us, and we have developed the following proprietary vectors that are designed to elicit B cell (neutralizing antibodies or nAbs) and T cell (including CD8+ T cell) responses: self-amplifying mRNA (samRNA) and chimpanzee adenovirus (ChAd). Immunogens encoded within these vectors are delivered to subjects, and immune responses to the chosen antigens can be measured. We believe these immune responses have the potential to lead to clinical benefit – either preventative (through the prevention of pathogen infection and its consequences (e.g., SARS-CoV-2 prophylactic vaccine) or therapeutic (e.g., solid tumor destruction or eradication of virally infected cells).

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

The samRNA platform is becoming established as a key asset for Gritstone. During the 2022 American Association for Cancer Research (AACR) Annual Meeting, we presented clinical data from our SLATE and GRANITE programs including the identification and selection of an optimal dosing regimen for our novel samRNA vector which demonstrates more robust immune responses at lower doses (poster presentation title: “Lower doses of self-amplifying mRNA drive superior neoantigen-specific CD8+ T cell responses in cancer patients versus high doses”). Our preclinical and clinical studies to date in the CORAL program demonstrate the potential overall potency and dose sparing opportunity of samRNA in viral diseases.

The success of first-generation mRNA vaccines for SARS-CoV-2 (Comirnaty® and Spikevax) has validated mRNA as a vaccine technology, and we believe the samRNA vector has the potential to offer key benefits over mRNA, including dose sparing and more potent CD8+ T cell induction, within both oncology and viral diseases.

Chimpanzee Adenovirus (ChAd)

Chimpanzee Adenoviral (ChAd) vectors have been utilized in clinical studies in infectious disease and oncology over the last 20 years, and have been demonstrated to be well tolerated and effective at generating rapid and substantial CD4+ and CD8+ T cell responses. Additionally, ChAd vectors can induce B cell immune responses, i.e., elicit nAbs.

In-house Manufacturing

We manufacture our products at our own fully-integrated current good manufacturing practice (cGMP) biomanufacturing facilities. Our ability to control the manufacturing of high-quality tumor-specific immunotherapy products, and scale production, if early data are positive, is critical for efficient clinical development of our vaccine candidates and commercialization. To control the critical steps in the production of our vaccine candidates, we have invested significant resources in our sequencing lab located in Cambridge, Massachusetts and our biomanufacturing facility located in Pleasanton, California.

Our in-house manufacturing know-how also contributes to our translational science and optimization of our production candidates. Through our work, we gain insights from “bench to manufacturing to bedside” and back. We have processes in place to translate such insights across functions and systems to optimize antigen cassette design, dose and vaccine regimen to induce differentiated immune response.

The table below summarizes key information about our ongoing clinical trials.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	1/2	Enrollment Complete; Treatment Ongoing	Early stage & advanced solid tumors	NA	Gritstone
GRANITE	2/3	Enrolling for inclusion	MSS-CRC* first line maintenance	NA	Gritstone
GRANITE	2	Enrolling for inclusion	MSS-colon cancer adjuvant	NA	Gritstone
SLATE	1/2	Complete	p53, KRAS Advanced Solid Tumors	NA	Gritstone
SLATE	2	Enrolling	KRASmut	NA	Gritstone
CORAL	1	Enrolling	COVID-19 naïve & booster	NIAID, IDCRC	Gritstone
CORAL	1	Enrolling	COVID-19 booster	NA	Gritstone
CORAL	1	Enrolling	COVID-19 immunocompromised	NA	Gritstone
CORAL	1	Enrolling	COVID-19 in South Africa (naïve, convalescent, HIV+)	CEPI	Gritstone
HIV	1	4Q 2021 IND Cleared	HIV treatment/cure	Gilead Sciences	Gilead**

* MSS-CRC = microsatellite stable colorectal cancer

** Gilead is responsible for conducting a Phase 1 study

Oncology Programs

Neoantigen Derived Immunotherapy

Neoantigens are a newly-identified class of targets for cancer immunotherapy and have been validated in cancer patients as potentially the most critical T cell targets. These neoantigens comprise short, tumor-specific, mutated peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens (TSNA), or fragments of viral proteins displayed upon the surface of cells infected by virus. Accurate identification of these critical protein fragments a priori is not a simple undertaking. Evidence suggests that when a solid tumor patient responds to anti-PD1 antibody therapy, they do so because T cells that recognize TSNA are activated. Neoantigens can be classified as either patient-specific, meaning each patient has their own unique neoantigens, or shared, whereby some common driver mutations are presented on the tumor cell surface of multiple patients. We believe that our EDGETM platform leads the field in TSNA identification. A core challenge in TSNA prediction is that T cells recognize short mutant peptides presented on the surface of tumor cells by human leukocyte antigen (HLA molecules, which are platform-like structures that vary profoundly across individuals. Prediction of TSNA, therefore, must be tailored to each individual, comprehending their own tumor mutations and their HLA types.

We are developing a portfolio of vaccine-based cancer immunotherapy product candidates using a heterologous prime (ChAd)/boost (samRNA) approach aimed at the highly targeted activation of tumor-specific T cells in solid tumors. Our two clinical-stage programs (GRANITE, which is “individualized” and SLATE, which is “off-the-shelf”) aim to induce a substantial neoantigen-specific CD8+ T cell response using neoantigen-containing immunotherapies. We have designed our personalized vaccine-based immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe that this will extend the utility of our product candidates, if approved, into the community setting and not limit their use to scarce centers of excellence. GRANITE patients receive product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In contrast, SLATE patients are selected to carry both a particular mutation and the matching HLA type. Nevertheless, we have observed cytotoxic T cell responses to multiple administered TSNA and early signs of clinical benefit in both of these oncology product candidates. The vaccine-based immunotherapy regimens consist of administration of the TSNA-containing vectors (vaccines) together with checkpoint inhibitors (systemic anti-PD1 antibody and low-dose subcutaneous anti-CTLA4 antibody).

GRANITE Individualized Vaccine Program for Solid Tumors

Our first oncology product candidate, GRANITE, is an individualized neoantigen-based immunotherapy. We utilize our in-house sequencing capabilities on the tumor sample and then apply our proprietary EDGE™ platform to derive a set of predicted TSNA likely to be presented on the patient’s tumor. Using these TSNA, we design a highly potent individualized immunotherapy candidate containing the relevant neoantigens to be administered by simple intramuscular injection. We have designed each of our tumor-specific vaccine-based immunotherapy candidates such that oncologists will not have to alter their treatment practices, and we believe this approach would extend the utility of our product candidates into the community oncology setting and not limit their use to scarce centers of excellence. We believe that, thanks to its design, our tumor-specific vaccine-based immunotherapy candidate has the potential to expand the efficacy of immunotherapy into broader patient populations. GRANITE was granted Fast Track designation by the FDA for the treatment of microsatellite stable colorectal cancer (MSS-CRC).

We have completed enrollment (treatment ongoing) for a Phase 1/2 clinical trial for GRANITE in combination with checkpoint inhibitors for patients with MSS-CRC who have progressed on FOLFOX/FOLFIRI therapy and in patients with gastro-esophageal (GEA) cancer who have progressed on chemotherapy. We presented updated interim efficacy, immunogenicity and safety data from this GRANITE Phase 1/2 study during the European Society of Medical Oncology (ESMO) congress in September 2021. As of the August 5, 2021 data cut-off date, GRANITE immunotherapy was generally well tolerated in 26 patients treated in the study with metastatic solid tumors largely focused on MSS-CRC and GEA and showed no dose limiting toxicities, consistent and potent immunogenicity (CD8+ neoantigen-specific T cell induction in all subjects), in addition to tumor lesion size reductions and molecular responses as measured by reduction in circulating tumor DNA (cDNA). As of January 5, 2022 (the most recent cutoff date from which data was announced for this study), 6 of 12 MSS-CRC patients treated in such GRANITE trial, who were alive at the time of our ESMO 2021 data presentation on September 17, 2021, remained alive, including 4 patients alive after at least 12 months. Additionally, the correlation between a decrease in ctDNA and improved overall survival continued to be observed. We have delivered several presentations at medical meetings demonstrating the correlation between circulating tumor DNA (ctDNA) and overall survival, including at the 2022 AACR Annual Meeting (presentation title: “Comprehensive ctDNA monitoring provides early signal of clinical benefit with a novel personalized neoantigen directed immunotherapy for late-stage cancer patients”).

Based on the signals of activity observed in the GRANITE Phase 1/2 study, especially in MSS-CRC, we subsequently launched two new studies for patients with MSS-CRC. The first study (GRANITE-CRC-1L, NCT05141721), which has registrational intent and has been discussed with the FDA, is a Phase 2/3 study evaluating GRANITE as a maintenance treatment in patients with newly diagnosed, metastatic MSS-CRC who have completed FOLFOX-bevacizumab induction therapy. In support of this study, we entered into a clinical trial collaboration and supply agreement with F. Hoffman-La Roche Ltd to evaluate the safety and tolerability of GRANITE in combination with TECENTRIQ (atezolizumab). The second study is a separate randomized Phase 2 trial evaluating GRANITE in the adjuvant setting (GRANITE-CRC-ADJUVANT) in patients with stage II/III colon cancer who have minimal residual disease based on the detection of circulating tumor after definitive surgery. Enrollment for inclusion in both of these studies has commenced (GRANITE-CRC-ADJUVANT and GRANITE-CRC-1L). Initial data from the GRANITE-CRC-1L trial is expected in the second half of 2023.

SLATE "Off the shelf" Vaccine Program for Solid Tumors

Our off-the-shelf, TSNA-directed immunotherapy product candidate, SLATE, utilizes the same heterologous prime-boost approach. However, SLATE contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, which distinguishes it as a potential off-the-shelf alternative candidate to GRANITE. The first version of SLATE (SLATE v1) was studied in a Phase 1/2 study, in collaboration with Bristol-Myers Squibb, in 26 patients with metastatic solid tumors, most of whom had KRAS-mutant tumors largely focused on non-small cell lung cancer (NSCLC), MSS-CRC, and pancreatic ductal adenocarcinoma. In this initial study, which was focused on KRAS and p53 mutations, SLATE v1 demonstrated induction of CD8+ T cells against multiple KRAS driver mutations, and greatest activity was seen in a subset of NSCLC patients with the KRASmut G12C mutations. Although these initial outcomes were very promising, we believed we could further optimize the SLATE candidate to further maximize potential clinical benefit.

Subsequently, we developed a next generation, optimized SLATE candidate, SLATE-KRAS, (formerly referred to as SLATE v2) that exclusively includes epitopes from mutated KRAS and exhibited immunogenic superiority over v1 in human HLA-transgenic mice. SLATE-KRAS is now in Phase 2 testing (under the same IND as SLATE v1) in patients with advanced NSCLC and CRC. We expect to release initial data from the Phase 2 study of SLATE-KRAS, in the second half of 2022.

In an oral presentation at the 2022 AACR Annual Meeting, we presented early signals from the ongoing Phase 2 study which support the potential of SLATE-KRAS to drive stronger CD8+ T cell responses to mutant KRAS than our original candidate, SLATE v1 (Presentation title: “Optimization of shared neoantigen vaccine design to increase vaccine potency: From bench to bedside and back”). As part of our presentation, we also discussed how translational immunology data enabled iterative development of SLATE-KRAS based on the previous phase 1 study. Our long-term vision is to continue optimizing this immunotherapy candidate to include other antigen classes to both broaden addressable patient population and also drive multiple antigens per patient.

Infectious Disease Programs

In early 2021, we expanded our programs to include infectious diseases with the announcements of a second-generation vaccine program against SARS-CoV-2 (CORAL) and a therapeutic vaccine candidate designed to treat and potentially cure human immunodeficiency virus (HIV) infection. Our infectious disease programs aim to deliver vaccine candidates that drive both B cell and T cell immunity with the potential to provide either a protective or therapeutic effect across a broad array of viral diseases. This approach has demonstrated the ability to generate robust CD8+ T cells and neutralizing antibodies against SARS-CoV-2 in multiple preclinical and clinical studies and is being evaluated against multiple other pathogens in Gritstone-owned and partnered studies.

CORAL – Second Generation COVID-19 Vaccine Program

Our CORAL program is a second-generation SARS-CoV-2 vaccine platform delivering spike and additional SARS-CoV-2 T cell epitopes, which we believe could offer the potential for more durable protection and broader immunity against SARS-CoV-2 variants. Within this program, we are utilizing an optimized samRNA vaccine candidate that we developed and believe is differentiated from first-generation SARS-CoV-2 vaccines. Differentiating characteristics of samRNA include the potential for increased antigen expression relative to non-replicating mRNA and for potent CD8+ T cell responses against numerous T cell targets. SamRNA also holds the potential for dose sparing and refrigerator stability, both of which are not currently provided by first-generation mRNA vaccines. The program is supported by key relationships with the Gates Foundation, the National Institute of Allergy and Infectious Disease (NIAID), the Coalition for Epidemic Preparedness Innovations (CEPI), and through a license agreement with the La Jolla Institute for Immunology (LJI). We believe this “T cell-enhanced samRNA” approach could also represent a first step toward developing a pan-coronavirus vaccine.

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

We are currently evaluating five distinct SARS-CoV-2 product candidates across four different clinical trials containing Spike plus additional non-Spike T cell epitope (TCE) sequences (and also full-length nucleocapsid). These studies include homologous and heterologous prime-boost regimens. All four of these studies are ongoing, and data from all are expected in the second half of 2022.

CORAL-BOOST (GO-009, NCT05148962)

Product Candidate	Construct
GRT-R910 (samRNA)	SWT-TCE5

In September 2021, we initiated a Gritstone-sponsored Phase 1 dose escalation boost study evaluating our samRNA SARS CoV-2 vaccine candidate, GRT-R910, which includes construct Swt-TCE5 as a single boost dose in healthy adults ≥60 years of age who have previously been vaccinated with the first-generation AstraZeneca SARS-CoV-2 vaccine. Safety data for the first cohort of participants who received a 10µg dose of GRT-R910 showed no grade 3 or 4 events or serious adverse events reported. In this same cohort, robust CD8+ T cell responses to conserved TCEs from SARS-CoV-2 were induced, including Nucleoprotein (N), Membrane (M), and ORF3a, which have been shown to offer T cell targets in convalescent individuals. A boost in pre-existing Spike-specific T cell responses was observed. Furthermore, although this Phase 1 study did not include a head-to-head comparison against other vaccine candidates, potent neutralizing antibodies against Spike (geometric mean titer of 2,370 using standardized pseudovirus neutralizing assay) were observed at levels consistent with published data from first-generation mRNA vaccines in a similar clinical context (CORAL-BOOST study; Munro et al Lancet 2021). Initially, a single institution study, this boost study is being amended to investigate the performance of a homologous prime and boost dose of GRT-R910 in adults ≥ 18 years of age who have previously received an authorized vaccine (either mRNA or adenovirus-based).

CORAL-NIH (NCT04776317)

Product Candidate	Construct
GRT-C907 (ChAd)/ -R908 (samRNA)	SWT
GRT- C909 (ChAd)/ -R910 (samRNA)	SWT-TCE5

We are collaborating with NIAID on a Phase 1 clinical trial which is being sponsored and executed by the National Institute of Allergy and Infectious Disease (NIAID), is ongoing in the United States. The trial was amended to evaluate a CORAL platform candidate as a boost to first- generation SARS-CoV-2 vaccines and is currently evaluating increasing doses of samRNA (in adults 18-60 and >60 years of age) and ChAd (>60 years of age only).

CORAL-IMMUNOCOMPROMISED (GO-011, NCT04776317)

Product Candidate	Construct
GRT-C909 (ChAd)/ -R910 (samRNA)	SWT-TCE5

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

CORAL-CEPI (GO-012)

Product Candidate	Construct
GRT-R914 (samRNA)	SBeta-TCE9
GRT-R912 (samRNA)	SBeta-N-TCE11
GRT-R918 (samRNA)	SOmicron-N-TCE11

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

HIV Vaccine Collaboration with Gilead Sciences

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

Components of Our Operating Results

Collaboration and Grant Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2022 and 2021, we recognized $7.2 million and $39.7 million, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, another small collaboration agreement and the grant agreements with CEPI and the Gates Foundation. See Note 8 to our condensed consolidated financial statements for additional information.

In the future, we expect to continue to recognize revenue from the 2seventy Agreement and the Gilead Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect our revenue to fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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
•
Internal research and development expenses, including:
•
headcount-related expenses, including salaries, payroll taxes, benefits, non-cash stock-based compensation and travel, for employees contributing to research and development activities, including the costs associated with the development of our EDGE™ platform; and
•
Other expenses, which include direct and allocated expenses for laboratories, facilities and other costs..

Pursuant to our Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically-validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three months ended March 31, 2022 and 2021, we had no research and development expense under the agreement.

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the three months ended March 31, 2022.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA, or samRNA, vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $141.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the three months ended March 31, 2021. No research and development expense was recorded for the three months ended March 31, 2022.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2022	2021
GRANITE program external expenses	$2,698	$2,564
SLATE program external expenses	796	1,102
CORAL program external expenses	3,005	730
Other program external research and development expenses	6,702	8,215
Personnel-related expenses (1)	10,587	8,035
Other unallocated research and development expenses	4,411	4,210
Total research and development expenses	$28,199	$24,856

(1)
Personnel-related expenses include stock-based compensation expense of $1.7 million and $1.5 million, respectively, for the three months ended March 31, 2022 and 2021, respectively.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2022	2021	Change
Revenues:
Collaboration and license revenues	$4,745	$39,693	$(34,948)
Grant revenues	2,446	—	2,446
Total revenues	7,191	39,693	(32,502)
Operating expenses:
Research and development	28,199	24,856	3,343
General and administrative	7,955	6,941	1,014
Total operating expenses	36,154	31,797	4,357
Income (loss) from operations	(28,963)	7,896	(36,859)
Interest income, net	47	27	20
Net income (loss)	$(28,916)	$7,923	$(36,839)

Collaboration and License and Grant Revenues

Collaboration and license revenues from our collaboration arrangements and grant revenues were $7.2 million and $39.7 million for the three months ended March 31, 2022 and 2021, respectively. During the three months ended March 31, 2022, we recognized $4.0 million in collaboration revenue related to the 2seventy Agreement, $0.7 million in collaboration revenue related to the Gilead Collaboration Agreement, $2.2 million in grant revenue from the CEPI Funding Agreement, and $0.2 million in grant revenue from the Gates Foundation. The amount of collaboration revenue recognized related to the 2seventy Agreement during the three months ended March 31, 2022 included a cumulative catch-up adjustment increasing contribution revenue by $3.5 million due to revisions to estimated costs to complete the remaining performance obligation. During the three months ended March 31, 2021, we recorded $38.6 million in license revenue and $0.3 million in collaboration revenue related to the Gilead Collaboration Agreement and $0.7 million in collaboration revenue related to the 2seventy Agreement. See Note 8 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $28.2 million and $24.9 million for the three months ended March 31, 2022 and 2021, respectively.

The increase of $3.3 million for the three months ended March 31, 2022 compared to the three months ended March 31, 2021 was primarily due to increases of $2.6 million in personnel-related expenses, $3.0 million in outside services, and $0.5 million in facilities related costs, offset by decreases of $1.0 million in laboratory supplies and $1.8 million in milestone and license payments.

General and Administrative Expenses

General and administrative expenses were $8.0 million for the three months ended March 31, 2022 compared to $6.9 million for the three months ended March 21, 2021. The increase of $1.1 million was primarily attributable to increases of $1.4 million in personnel-related expenses and $0.2 million in facilities related costs, offset by a decrease of $0.5 million in outside services.

Interest Income, Net

Interest income, net was immaterial for the three months ended March 31, 2022 and 2021. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our 2019 ATM Offering Program, private placements of our common stock and pre-funded warrants, and our collaborations, including with the receipt of proceeds under the 2seventy Agreement and the Gilead Collaboration Agreement, and non-dilutive grants from various nonprofit organizations. As of March 31, 2022, we had cash, cash equivalents, and marketable securities of $172.2 million and an accumulated deficit of $430.3 million, compared to cash, cash equivalents, and marketable securities of $206.3 million and an accumulated deficit of $401.4 million as of December 31, 2021. We expect that our cash, cash equivalents, and marketable securities as of March 31, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this report.

In October 2019, we filed the 2019 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $75.0 million worth of shares of our common stock under the 2019 ATM Offering Program. Through March 31, 2022, we have received aggregate proceeds from our 2019 ATM Offering Program of $50.0 million, net of commissions and offering costs. We have $22.9 million available under our 2019 ATM Offering Program as of March 31, 2022.

In December 2020, we completed the First PIPE Financing, pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock at a price per warrant share of $3.34 per share of common stock (of which $3.33 per share was pre-paid by each purchaser), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. In connection with the First PIPE Financing, we received $125.0 million in aggregate gross cash proceeds and incurred related costs of $5.7 million.

In September 2021, we completed the Second PIPE Financing, pursuant to which we sold an aggregate of 5,000,000 shares of common stock at a per share purchase price of $11.00. In connection with the SECOND PIPE Financing, we received $55.0 million in aggregate gross cash proceeds and incurred related costs of $2.3 million.

In February 2021, we received a non-refundable upfront payment of $30.0 million under the Gilead Collaboration Agreement and $30.0 million under the Gilead Stock Purchase Agreement.

In September 2021, we received an upfront payment of $11.3 million under the CEPI Funding Agreement.

In March 2022, we filed the 2022 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $100.0 million worth of shares of our common stock under the 2022 ATM Offering Program. As of March 31, 2022, we have not received any proceeds from our 2022 ATM Offering Program and have $100.0 million available thereunder.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $430.3 million through March 31, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this report. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2022	2021
Cash provided by (used in) operating activities	$(33,451)	$10,654
Cash provided by (used in) investing activities	7,634	(89,600)
Cash provided by (used in) financing activities	(917)	17,395
Net decrease in cash and cash equivalents	$(26,734)	$(61,551)

Cash Provided by (Used in) Operating Activities

During the three months ended March 31, 2022, cash used in operating activities was $33.5 million, which consisted of net loss of $28.9 million, adjusted by non-cash charges of $7.2 million and net changes in our operating assets and liabilities of $11.8 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.6 million, stock-based compensation of $3.1 million, non-cash operating lease expense of $2.3 million and net amortization of premiums and discounts on marketable securities of $0.2 million. The change in our operating assets and liabilities was primarily due to decreases of $6.5 million in deferred revenue, $2.6 million in accrued compensation, $2.0 million in lease liability and an increase of $3.3 million in prepaid expenses and other current assets, offset by an increase of $1.9 million in accounts payable and decrease of $0.8 million in deposits and other long-term assets.

During the three months ended March 31, 2021, cash provided by operating activities was $10.7 million, which consisted of net income of $7.9 million, adjusted by non-cash charges of $5.8 million and net changes in our operating assets and liabilities of $3.0 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.6 million, stock-based compensation of $2.2 million and non-cash operating lease expense of $1.9 million. The change in our operating assets and liabilities was primarily due to increases of $1.6 million in accounts payable and $0.5 million in accrued research and development, offset by decreases of $2.0 million in lease liability, $2.5 million in accrued compensation, $0.5 million in deferred revenue and an increase of $0.2 million in prepaid expenses and other current assets.

Cash Provided by (Used in) Investing Activities

During the three months ended March 31, 2022, cash provided by investing activities was $7.6 million, which consisted of $26.5 million in proceeds from the maturity of marketable securities and $11.2 million from sales of marketable securities, offset by $28.3 million in purchases of marketable securities and $1.8 million of capital expenditures to purchase property and equipment.

During the three months ended March 31, 2021, cash used in investing activities was $89.6 million, which consisted of $89.6 million in purchases of marketable securities and $1.0 million of capital expenditures to purchase property and equipment, offset by $1.0 million in proceeds from the maturity of marketable securities.

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2022, cash used in financing activities was $0.9 million, which primarily consisted of $0.9 million in tax withholding on vesting of restricted stock units and $0.1 million in payment of financing costs, offset by $0.1 million in proceeds from the issuance of common stock from option and warrant exercises.

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

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $110.8 million, of which $7.6 million of the payments are due in 2022. See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the three months ended March 31, 2022 and 2021, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our antibody drag candidates. During the three months ended March 31, 2022, we had no research and development expense under the agreement. During the three months ended March 31, 2021, we had immaterial research and development expense under the agreement.

We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of March 31, 2022. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with another third-party CRO to provide antibody discovery related services. In March 2022, we notified such CRO of its intent to terminate the agreement effective as of May 17, 2022. Until such date, we are obligated to pay such CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of March 31, 2022. No research and development expense was recorded under the agreement during the three months ended March 31, 2022 and 2021.

From time to time, in the normal course of business, we enter into contracts with CROs for clinical trials, CMOs for clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice. Therefore, all such contracts are cancelable contracts and not included in the table above.

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

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2021 with the SEC on March 10, 2022. For a description of our critical accounting policies, please refer to our Annual Report on Form 10-K we filed with the SEC on March 10, 2022.

Recent Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this report, for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2022, management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended March 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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

Product development in the biotechnology industry is a highly speculative undertaking and involves a substantial degree of risk. We have a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale and have not yet generated any revenue from product sales. In addition, we have not yet demonstrated an ability to successfully overcome many of the risks and uncertainties frequently encountered by companies in new and rapidly evolving fields, particularly in the biotechnology industry.

We have incurred significant operating losses in each year since our inception in August 2015 (for additional information, see “Liquidity” in Note 1 to our condensed consolidated financial statements). Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our clinical programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if our product candidates are approved, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our current and any future immunotherapy product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability at some point in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and our working capital.

We will require substantial additional financing to achieve our goals, and a failure to obtain this necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and infectious disease programs, in addition to establishing our in-house manufacturing capabilities. Preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current and any future product candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance our GRANITE, SLATE and CORAL programs through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include, among others, costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any preclinical study or clinical trial is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE, CORAL or any of our future product candidates.

We believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations for at least twelve (12) months. However, our operating plans and other demands on our capital resources may change as a result of many factors currently unknown to us, and we may need to seek additional funds sooner than planned, through public or private equity, debt financings or other sources, such as strategic collaborations. In addition, we may seek additional capital due to favorable market conditions or strategic considerations even if we believe we have sufficient funds for our current or future operating plans. Attempting to secure additional financing may divert our management from our day-to-day activities, which may adversely affect our ability to develop our product candidates. In addition, we cannot guarantee that future financing will be available in sufficient amounts or on terms acceptable to us, if at all.

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

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to:

•
delay, limit, reduce or terminate our preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or

•
delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize our product candidates, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish valuable rights to our product candidates, grant licenses on terms that may not be favorable to us or jointly own some aspects of our technologies or product candidates that we would otherwise pursue on our own. We may not realize revenue from sales of products or royalties from licensed products in the foreseeable future, and no such revenue will be realized unless and until a product candidate is clinically tested, approved for commercialization and successfully marketed. To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of such funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants, repayment obligations, or other similar restrictions that may affect our business and limit our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities receive any distribution of our assets.

Our operating results may fluctuate significantly, which makes our future operating results difficult to predict and could cause our operating results to fall below expectations.

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. Such fluctuations may occur due to a variety of factors, many of which are outside of our control and may be difficult to predict, including:

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

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we met any previously publicly stated revenue or earnings guidance we may provide.

Risks Related to Our Business

Our business is highly dependent on the successful development, regulatory approval and commercialization of our product candidates, primarily our individualized immunotherapy product candidate, GRANITE, our “off-the-shelf” immunotherapy product candidate, SLATE, and CORAL, our second generation COVID-19 vaccine candidate, all of which are in clinical trials.

We have no products approved for sale, and all three of our clinical programs are in Phase 1 or Phase 2 clinical trials. As such, we face significant clinical risk with our programs and our tumor and viral-specific immunotherapy approach generally. The success of our business, including our ability to finance our operations and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE, SLATE and CORAL, as well as other product candidates, which may never occur. In the future, we may also become dependent on other product candidates that we may develop or acquire. Our product candidates have, to date, only been tested in a small number of humans, and, given our clinical stage of development, it may be many years, if at all, before we will have demonstrated the safety and efficacy, especially of an individualized immunotherapy treatment sufficient to warrant approval for commercialization.

We have not previously submitted a BLA to the FDA, or similar filing seeking regulatory approval to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, our product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in selected foreign countries. While the scope of regulatory approval in other countries is generally similar to the United States, to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries regarding safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of our product candidates, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.

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

•
our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the safety, efficacy, quality and acceptable risk-benefit profile of our product candidates;

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

•
obtaining Institutional Review Board, or IRB/Ethics Committees, and, where required, Institutional Biosafety Committee (IBC) approval at each trial site;

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

Despite encouraging signs of improvement in the COVID-19 pandemic, the emergence of new variants and/or waning of vaccine efficacy may increase the likelihood that we encounter challenges and delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials. We are also aware that several CROs based in the U.S. that provide preclinical services are experiencing heavy demand, which may impact their ability to start new studies and lead to delays in the commencement of our preclinical studies. In addition, several U.S.-based academic research organizations have also experienced shutdowns during the initial phase of the COVID-19 pandemic, and this may recur if there is a resurgence of, or emergence of new, SARS-CoV-2 variants. However, to date neither of these has caused any material impact on our business.

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the competent Ethics Committees/IRBs of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (DSMB), for such trial or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

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

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, we fail to ensure such relationships and compensation are adequately disclosed, or a regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of the marketing application we submit. Any such delay or rejection could prevent or delay us from commercializing our current or future product candidates.

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

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The Clinical Trial Regulation (CTR), which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate Clinical Trial Agreement (CTA) to be submitted in each member state to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors may still choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs may impact our developments plans.

It is currently unclear to what extent the United Kingdom, as a free-standing regulatory regime outside of the European Union, will seek to align its regulations with the European Union. The UK regulatory framework in relation to clinical trials is derived from the EU Clinical Trials Directive (as implemented into UK law, through secondary legislation). On January 17, 2022, the Medicines and Healthcare Products Regulatory Agency (MHRA) launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 (although a response has not yet been published) and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the United Kingdom chooses to align with the EU regulation or diverge from it to maintain regulatory flexibility. A decision by the United Kingdom not to closely align its regulations with the new approach that will be adopted in the European Union may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization in the European Union for our product candidates on the basis of clinical trials conducted in the United Kingdom.

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

The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, and we cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a cell therapy product candidate in the United States or how long it will take to commercialize a product candidate, if and when approved. Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies within its Center for Biologics Evaluation and Research, (CBER), to consolidate the review of cell therapies and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. Additionally, under the NIH Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (NIH Guidelines), supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Our immunotherapy product candidates, GRANITE, SLATE and CORAL, are considered to be biologics, and their manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. Our product candidates for SLATE and CORAL are designed using known genetic sequences available from public databases, while the manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples. GRANITE, SLATE and CORAL require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of such complexities, the cost to manufacture biologics in general, and our individualized immunotherapy GRANITE in particular, is generally higher than traditional small molecule chemical compounds. The manufacturing process is also less reliable and more difficult and time-consuming to reproduce. For example, the entire cGMP manufacturing process, from biopsy receipt and sequencing completion to the release and shipment of GRANITE to the clinical site for patient administration, currently takes approximately 14-18 weeks. In addition, our manufacturing processes for GRANITE, SLATE and CORAL are in their clinical stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with, but not limited to, the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient will need to be restarted, and the resulting delay may adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market, if licensed.

As part of our process development efforts for GRANITE, SLATE and CORAL, we also may make changes to our manufacturing processes at various points during development. Such changes are made for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Any changes carry the risk that they will not achieve their intended objectives, could cause our product candidates to perform differently and affect the results of our ongoing or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For instance, changes in our process during the clinical development phase may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

Furthermore, if microbial, viral or other contaminations are discovered in our supply of our product candidates or in our manufacturing facilities, or those of our CMOs, such manufacturing facilities may need to be closed for extended periods of time to investigate and remedy the contamination. We cannot assure you that any such contaminations or stability failures or other issues relating to the manufacturing of our product candidates will not occur in the future.

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

•
the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or

•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval. For example, the FDA launched Project Optimus as an initiative to reform the dose optimization and dose selection paradigm in oncology product development as the FDA’s view is that the current paradigm for dose selection results in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating registration/pivotal trials. Through collaboration with industry, academia, and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval. FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates.

Additionally, in part due to questions raised by the process underlying the approval of the Alzheimer’s disease drug Aduhelm®, government authorities and other stakeholders have been recently scrutinizing the accelerated approval pathway, with some stakeholders advocating for reforms. Even prior to the Aduhelm approval, the FDA has held Oncologic Drugs Advisory Committee meetings to discuss accelerated approvals for which confirmatory trials have not verified clinical benefit. Such scrutiny, among other factors, has resulted in voluntary withdrawals of certain products and indications approved on an accelerated basis. The FDA also launched an initiative, known as Project Confirm, to promote the transparency of outcomes related to accelerated approvals for oncology indications. Moreover, spurred by the Aduhelm controversy, the U.S. Department of Health and Human Services Office of Inspector General has initiated an assessment of how the FDA implements the accelerated approval pathway. In addition, Members of Congress have introduced proposed legislation to revise the statutory accelerated approval pathway, including with respect to FDA’s ability to rapidly withdraw products and indications for which effectiveness is not confirmed in post-market studies. At this time, it is not clear what, if any, impact these developments may have on the statutory accelerated approval pathway or our business, financial condition, results of operations or prospects.

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

While our SLATE product is designed to be readily available (off-the-shelf), GRANITE currently takes approximately 14-18 weeks post-sequencing to be manufactured and released for human use. Such long timeline demands that either patients are consented and entered into our trials when they start a prior line of therapy, and start our therapy upon disease progression, or we initiate treatment in patients who have entered the maintenance phase of their original line of treatment. For example, we might enroll newly diagnosed patients who are due to receive front-line chemotherapy and then start their therapy with our immunotherapy product candidate as second-line treatment when they progress upon front-line chemotherapy or fail to tolerate it. This carries the risk of time delays or drop-out, i.e., patients may not progress after first-line chemotherapy for a long time or they may decide not to receive an immunotherapy product candidate we have manufactured for them, at our expense. Alternatively, we may treat first-line patients once they have completed their initial treatment and have not progressed (called maintenance therapy). This renders efficacy harder to interpret versus simple treatment studies (any objective response cannot clearly be attributed to our products) and may be complicated by standard of care treatments, which may necessarily be continued alongside our immunotherapy candidates, further confounding interpretation of efficacy.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, or comparable foreign regulatory authorities, the IRBs at the institutions in which our studies are conducted, the competent Ethics Committees or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

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

There have been several reported cases of severe thrombosis with thrombocytopenia occurring post-vaccination in individuals who received adenovirus-based vaccines for SARS-CoV-2, including those administered under emergency use authorization. This syndrome has been termed “vaccine-induced prothrombotic immune thrombocytopenia (VIPIT)” or “vaccine-induced immune thrombotic thrombocytopenia (VITT)” but is now termed “thrombosis with thrombocytopenia syndrome (TTS)” by the Centers for Disease Control and Prevention (CDC) and the FDA. The syndrome appears to be autoimmune in nature and is associated with autoantibodies to a specific platelet-associated antigen. To date, no patients receiving our adenoviral vaccine candidate against SARS-CoV-2, CORAL, have been known to develop TTS, nor have we observed it in our cancer programs where our adenoviral vaccines are used in conjunction with checkpoint inhibitors (e.g., anti-PD1 antibody), which themselves can be associated with autoimmune toxicities; but we cannot be certain that this or similar complications will not arise.

If any of our product candidates receives marketing approval and we or others later identify undesirable side effects caused by such products, a number of potentially significant negative consequences could result, including:

•
regulatory authorities may vary, suspend or withdraw their approval of the product;

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

Manufacturing is a vital component of our immunotherapy approach, and we have invested significantly in our manufacturing facility. To ensure timely and consistent product supply assurance to our patients we previously used a hybrid product supply approach whereby certain elements of our product candidates were manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements were manufactured at qualified third-party CMOs. All internal and third-party contract manufacturing is performed under cGMP or similar guidelines. We have internalized a majority of the manufacturing steps to optimize cost and production time, as well as establish full control over intellectual property and product quality. We will need to continue to scale up our manufacturing operations, as we continue to build the infrastructure and improve the capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce them for use in the conduct of our preclinical studies or clinical trials. We currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a clinical scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

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

We currently do not have the ability to independently conduct preclinical studies that comply with Good Laboratory Practice (GLP) regulatory requirements. We also do not currently have the ability to independently conduct any clinical trials. The FDA and regulatory authorities in other jurisdictions require us to comply with regulations and standards, commonly referred to as Good Clinical Practice (GCP) requirements for conducting, monitoring, recording and reporting the results of clinical trials, in order to ensure that the data and results are scientifically credible and accurate and that the trial subjects are adequately informed of the potential risks of participating in clinical trials. We rely on medical institutions, clinical investigators, contract laboratories and other third parties, such as CROs, to conduct GLP-compliant preclinical studies and GCP-compliant clinical trials on our product candidates properly and on time. While we have agreements governing their activities, we control only certain aspects of their activities and have limited influence over their actual performance. The third parties with whom we contract for execution of our GLP-compliant preclinical studies and our GCP-compliant clinical trials play a significant role in the conduct of these studies and trials and the subsequent collection and analysis of data. These third parties are not our employees and, except for restrictions imposed by our contracts with such third parties, we have limited ability to control the amount or timing of resources that they devote to our programs. Although we rely on these third parties to conduct our GLP-compliant preclinical studies and GCP-compliant clinical trials, we remain responsible for ensuring that each of our preclinical studies and clinical trials is conducted in accordance with its investigational plan and protocol and applicable laws and regulations, and our reliance on the CROs does not relieve us of our regulatory responsibilities.

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

The availability of coverage and adequacy of reimbursement by managed care plans, governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates that receive FDA or foreign regulatory approval. Our ability to achieve acceptable levels of coverage and reimbursement for our products or procedures using our products by third-party payors will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult because of the higher prices often associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our products, or procedures using our products, could reduce physician utilization of our products once approved. Assuming there is coverage for our product candidates, or procedures using our product candidates, by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the individual European Union Member States or elsewhere will be available for our product candidates or procedures using our product candidates, or any product that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

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

As of March 31, 2022, we had 201 full-time employees. We will need to continue to expand our managerial, regulatory, clinical science, development operations, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support this future growth. Our need to effectively execute our growth strategy requires that we:

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

In February 2021, we entered into the Gilead Collaboration Agreement with Gilead to research and develop a vaccine for HIV. Under the Gilead Collaboration Agreement, Gilead is responsible for conducting the Phase 1 study and, if it exercises its exclusive option, will develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. In such case, and subject to certain clinical, regulatory and commercial milestones being achieved, we would be eligible to receive up to an additional $725.0 million in milestone payments, as well as certain royalties on net sales upon commercialization. Separately, in August 2018, we entered into a strategic collaboration with 2seventy to utilize our EDGE™ platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in 2seventy’s cell therapy products. Under the 2seventy Agreement, we are entitled to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones and tiered single digit royalties on sales of 2seventy’s cell therapy products utilizing the TCRs we develop directed at the targets we discovered.

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

If a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other facilities, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time. For instance, in late February 2022, Russia invaded Ukraine, and sustained military conflict and disruption in the region is likely. The impact to Ukraine, as well as actions taken by other countries, including new and stricter sanctions by the U.S., Canada, the United Kingdom, the European Union and other countries and organizations against officials, individuals, regions and industries in Russia, Belarus and Ukraine, and each country’s potential response to such sanctions, tensions, and military actions could have a material adverse effect on the global economy and political situation. As of the date of this report, we (i) are not conducting clinical or non-clinical studies in either Ukraine, Belarus or Russia, (ii) are not relying upon service providers or vendors from either of these regions to advance our GRANITE, SLATE, or CORAL development programs, (iii) do not source biomanufacturing critical raw materials, equipment, or other supplies directly from either Ukraine, Belarus or Russia, and (iv) are not aware nor have received notification from our supply vendors that the sourcing of any general laboratory or manufacturing materials may be negatively impacted due to such conflict and related sanctions.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. As a result of the COVID-19 pandemic, we may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to the risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition.

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

In the European Union, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR has increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data, including the United States, and the efficacy and longevity of current transfer mechanisms between the EU and the United States remains uncertain. For example, in 2016, the EU and United States agreed to a transfer framework for data transferred from the EU to the United States, called the Privacy Shield, but the Privacy Shield was invalidated in July 2020 by the Court of Justice of the European Union. Transfers of personal data to the United States are subject to increasingly close focus, scrutiny and investigation by the data protection authorities of the EU Member States. Failure to comply with the requirements of the GDPR and the applicable national data protection laws of the European Union member states may result in fines of up to the greater of €20 million and 4% of the total worldwide annual turnover of the preceding financial year and other administrative penalties. Compliance with the new data protection rules imposed by GDPR may be onerous and adversely affect our business, financial condition, and results of operations. Further, the GDPR provides that European Union and EEA member states may make their own further laws and regulations limiting the processing of genetic, biometric, or health data, which could limit our ability to use and share personal data or could cause our costs to increase and harm our business and financial condition. Moreover, the GDPR grants data subjects the right to claim material and non-material damages resulting from infringement of the GDPR. In June 2021, the Court of Justice of the European Union issued a ruling that expanded the scope of the “one stop shop” under the GDPR. According to the ruling, the competent authorities of EU Member States may, under certain strict conditions, bring claims to their national courts against a company for breaches of the GDPR, including unlawful cross-border processing activities, even such company does not have an establishment in the EU member state in question and the competent authority bringing the claim is not the lead supervisory authority. From January 1, 2021, companies have to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global revenue). On June 28, 2021, the European Commission issued an adequacy decision in respect of the UK’s data protection framework, enabling data transfers from EU member states to the UK to continue without requiring organizations to put in place contractual or other measures in order to lawfully transfer personal data between the territories. While it is intended to last for at least four years, the European Commission may unilaterally revoke the adequacy decision at any point. It is unclear how United Kingdom data protection laws and regulations will develop in the medium to longer term, and how data transfers to and from the United Kingdom will be regulated in the long term. These uncertainties, as well as any applicable regulatory changes, may lead to additional costs and increase our overall risk exposure.

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

We are exposed to the risk that our employees and independent contractors, including principal investigators, consultants, any future commercial collaborators, service providers and other vendors may engage in misconduct or other illegal activity. Misconduct by these parties could include intentional, reckless and/or negligent conduct or other unauthorized activities that violate the laws and regulations of the FDA and other similar regulatory bodies, including those laws that require the reporting of true, complete and accurate information to such regulatory bodies; manufacturing standards; U.S. federal and state healthcare fraud and abuse, data privacy laws and other similar non-U.S. laws; or laws that require the true, complete and accurate reporting of financial information or data. Activities subject to these laws also involve the improper use or misrepresentation of information obtained in the course of clinical trials, the creation of fraudulent data in our preclinical studies or clinical trials, or illegal misappropriation of product, which could result in regulatory sanctions and cause serious harm to our reputation. It is not always possible to identify and deter misconduct by employees and other third parties, and the precautions we take to detect and prevent this activity may not be effective in controlling unknown or unmanaged risks or losses or in protecting us from governmental investigations or other actions or lawsuits stemming from a failure to comply with such laws or regulations. In addition, we are subject to the risk that a person or government could allege such fraud or other misconduct, even if none occurred. If any such actions are instituted against us, and we are not successful in defending ourselves or asserting our rights, those actions could have a significant impact on our business and financial results, including, without limitation, the imposition of significant civil, criminal and administrative penalties, damages, monetary fines, disgorgement, possible exclusion from participation in Medicare, Medicaid and other U.S. federal healthcare programs or healthcare programs in other jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, individual imprisonment, other sanctions, contractual damages, reputational harm, diminished profits and future earnings and curtailment of our operations, any of which could adversely affect our ability to operate our business and our results of operations.

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

While the COVID-19 pandemic did not materially adversely affect our business operations during the three months ended March 31, 2022, economic and health conditions in the United States and across most of the globe have changed considerably since the pandemic began. In particular, supply chain disruptions have become a concern for many businesses in the current environment. The COVID-19 pandemic also caused significant volatility in the U.S. and international markets. The impact of the COVID-19 pandemic may increase the possibility of uncertainty in the global financial markets, high inflation and potential for an extended economic downturn. We are subject to inflationary pressures on employee wages, salaries, and the cost of various goods and services that can negatively impact our financial results. We have experienced minor delays in delivery of various products related to our manufacturing processes and in some cases have had to identify new suppliers, which at times resulted in increased costs. While none of the disruptions of our supply chain to date have been material, we cannot exclude the possibility that further supply chain disruptions due to the COVID-19 pandemic could have a material adverse effect on our business, and the extent to which these issues will impact our results remains uncertain.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of March 31, 2022, our solely owned patent portfolio includes pending patent applications and issued patents. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

•
an interference proceeding can be provoked by a third party or instituted by the USPTO to determine who was the first to invent any of the subject matter covered by the patent claims of our or our licensors’ applications for any application with an effective filing date before March 16, 2013;

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of and have timely opposed EP Patent 2569633, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. EP Patent 2569633 is currently validated in Great Britain, France, Germany, Netherlands, Italy, Ireland, Spain and Switzerland. Our opposition was filed in our name on November 7, 2016 by Vossius & Partner. Four other parties also filed oppositions to the patent within the required timeframe. The Opposition Division of the European Patent Office (EPO), held opposition hearings on October 15 and 16, 2018, and determined that EP Patent 2569633 does not meet the requirements of the European Patent Convention (EPC) and consequently, revoked the patent. We received notice in April 2019 that EP Patent 2569633 patentees and licensors filed their appeal to the Opposition Division’s decision, and we, along with other opposers, filed responses in August 2019. Opponent Christian Müller withdrew his opposition in May 2020, but the appeal proceedings will be continued between the remaining parties. The EPO scheduled the oral proceedings for the appeal for September 27-28, 2022.

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

We are party to various agreements that we depend on to operate our business, including intellectual property rights relating to GRANITE, SLATE and CORAL, in particular, our agreements with Arbutus and Genevant. Our rights to use currently licensed intellectual property or intellectual property to be licensed in the future are subject to the continuation of and our compliance with the terms of these agreements. Disputes may arise regarding our rights to intellectual property licensed to us from a third party, including but not limited to:

•
the scope of rights granted under the license agreement and other interpretation-related issues;

•
the extent to which our technology and processes may infringe on intellectual property of the licensor that is not subject to the licensing agreement;

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

If disputes over intellectual property and other rights that we have licensed or acquired from third parties prevent or impair our ability to maintain our current license agreements on acceptable terms, we may be unable to successfully develop and commercialize the affected product candidates. If we fail to comply with our obligations under current or future license agreements, such agreements may be terminated or the scope of our rights under them may be reduced and we might be unable to develop, manufacture or market any product that is licensed thereunder.

We may be subject to claims that we may have wrongfully hired an employee from a competitor or that we or our employees may have wrongfully used or disclosed alleged confidential information or trade secrets of their former employers.

As is common in the biotechnology and biopharmaceutical industries, in addition to our employees, we engage the services of consultants to assist us in the development of our product candidates. Many of these consultants, and many of our employees, were previously employed at, or may have previously provided or may be currently providing consulting services to, other biotechnology or biopharmaceutical companies including our competitors or potential competitors. Although we try to ensure that our employees and consultants do not use the proprietary information or know-how of others in their work for us, we may become subject to claims that we, our employees or a consultant inadvertently or otherwise used or disclosed trade secrets or other information proprietary to their former employers or their former or current clients. Litigation may be necessary to defend against these claims. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights, which could adversely affect our business. Even if we are successful in defending against these claims, litigation could result in substantial costs and be a distraction to our management team.

We may be subject to claims challenging the inventorship or ownership of our patents and other intellectual property.

We may also be subject to claims that former employees, collaborators or other third parties have an ownership interest in our patents or other intellectual property. In addition, we may face claims by third parties that our agreements with employees, contractors or consultants obligating them to assign intellectual property to us are ineffective or in conflict with prior or competing contractual obligations of assignment, which could result in ownership disputes regarding intellectual property we have developed or will develop and interfere with our ability to capture the commercial value of such intellectual property. Litigation may be necessary to defend against these and other claims challenging inventorship or ownership. If we fail to defend any such claims, in addition to paying monetary damages, we may lose valuable intellectual property rights. Such an outcome could have a material adverse effect on our business. Even if we are successful in defending against such claims, litigation could result in substantial costs and distraction to management and other employees.

If we do not obtain patent term extension for our product candidates, our business may be materially harmed.

Depending upon the timing, duration and specifics of FDA marketing approval of GRANITE, SLATE, CORAL or any future product candidates, one or more of our U.S. patents may be eligible for limited patent term restoration under the Drug Price Competition and Patent Term Restoration Act of 1984, also known as the Hatch-Waxman Amendments. The Hatch-Waxman Amendments permit a patent restoration term of up to five years as compensation for patent term lost during product development and the FDA regulatory review process. The Hatch-Waxman Act allows a maximum of one patent to be extended per FDA approved product as compensation for the patent term lost during the FDA regulatory review process. A patent term extension cannot extend the remaining term of a patent beyond a total of 14 years from the date of product approval and only those claims covering such approved drug product, a method for using it or a method for manufacturing it may be extended. Patent term extension may also be available in certain foreign countries upon regulatory approval of our product candidates. However, we may not be granted an extension because of, for example, failing to apply within applicable deadlines, failing to apply prior to expiration of relevant patents or otherwise failing to satisfy applicable requirements. Moreover, the applicable time period or the scope of patent protection afforded could be less than we request. If we are unable to obtain patent term extension or restoration or the term of any such extension is less than we request, our competitors may obtain approval of competing products following our patent expiration, and our revenue could be reduced, possibly materially.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make oncology or infectious disease immunotherapies that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;

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

Moreover, a recent Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to significantly broaden the scope of orphan drug exclusivity for such products. Depending on how broadly FDA applies the Catalystdecision, it could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity.

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

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through fiscal year 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the first six months of the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations. For example, Congress is currently considering a number of bills relating to drug pricing, including bills that would impose rebate obligations for Medicare (and potentially other utilization) for price increases greater than the rate of inflation, require drug pricing negotiations in Medicare, redesign the Part D benefit to lower patient costs and overall spending, and introduce enhanced transparency measures into drug pricing. In particular, the Build Back Better Act, which was enacted by the House of Representatives, introduces drug pricing reforms that would, among other things, allow the federal government to negotiate prices for some high-cost drugs covered under Medicare Parts B and D, introduce inflationary rebates on certain Medicare Part B and

Medicare Part D drugs to support limits on drug price increases in Medicare and private insurance, redesign the structure of the Part D benefit, and require payment of rebates on covered outpatient drugs that are paid for by a state Children’s Health Insurance Program. Although the future of the Build Back Better Act is uncertain, there have been additional legislative proposals to enact components of that bill independently -- including those that would affect drug pricing (such as the requirement to pay inflationary rebates in Medicare Parts B and D). Any future drug pricing bills, including provisions that may be drawn from the existing Build Back Better Act, could have a material adverse impact on our business and profitability.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies (including, for example, by requiring drug manufacturers to disclose planned drug price increases and the rationales for such increases), implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees, and other remuneration provided by drug manufacturers related to certain pharmaceutical products, enable the government to negotiate prices for drugs covered under Medicare, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability for single source and innovator multiple source drugs effective as of January 1, 2024 under the American Rescue Plan Act of 2021, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program, and facilitate the importation of certain lower-cost drugs from other countries. In July 2021, President Biden issued an Executive Order pertaining to drug pricing, which expressed support for legislation allowing direct negotiation in Medicare Part D and inflationary rebates, and directed various executive branch agencies to take actions to lower drug prices and promote generic competition, including directing FDA to support and work with states and Indian Tribes to develop importation plans to import prescription drugs from Canada. The Executive Order required the Secretary of Health and Human Services to develop a comprehensive plan for addressing drug prices. The plan was released on September 9, 2021, and it includes support for legislative and administrative actions that would improve affordability, access and competition, and foster scientific innovation. We expect that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, in the past, we issued and may, in the future, continue to issue shares in our “at the market offering” programs or other registered offerings under our shelf registration statements or in connection with private placement transactions. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of March 31, 2022, we have a total of 72,779,508 shares of common stock outstanding, as well as approximately 13.6 million shares underlying pre-funded warrants and approximately 7.7 million shares of common stock that are subject to outstanding options, restricted stock units or other equity awards. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial losses during our history, do not expect to become profitable in the near future and may never achieve profitability. To the extent that we continue to generate taxable losses, unused losses will carry forward to offset a portion of future taxable income, if any, until such unused losses expire, if ever. Under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if a corporation undergoes an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, the corporation’s ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. Any equity financing transactions, private placements and other transactions that occur within a three-year testing period may trigger additional ownership changes, which could further limit our use of such tax attributes. Any such limitations, whether as a result of prior or future offerings of our common stock or sales of common stock by existing stockholders, could have an adverse effect on our results of operations in our future years.

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

We incur significant legal, accounting and other expenses as a public company, including costs resulting from public company reporting obligations under the Exchange Act and regulations regarding corporate governance practices. The listing requirements of the Nasdaq Global Select Market and the rules of the SEC require that we satisfy certain corporate governance requirements relating to director independence, filing annual and interim reports, stockholder meetings, approvals and voting, soliciting proxies, conflicts of interest and a code of conduct, among other requirements. Our management and other personnel devote a substantial amount of time to ensure that we are compliant with such requirements. Moreover, the reporting requirements, rules and regulations will increase our legal and financial compliance costs and will make some activities more time-consuming and costly. Any changes we make to comply with these obligations may not be sufficient to allow us to satisfy our obligations as a public company on a timely basis, or at all. These reporting requirements, rules and regulations, coupled with the increase in potential litigation exposure associated with being a public company, could also make it more difficult for us to attract and retain qualified persons to serve on our board of directors or board committees or to serve as executive officers, or to obtain certain types of insurance, including directors’ and officers’ insurance, on acceptable terms or at all.

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

To provide all reports required by these rules we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. To report our results of operations and financial statements on an accurate and timely basis, we will depend on third party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm to our business.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/2018	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	05/06/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/2021	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/10/2022	4.3

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2022 has been formatted in Inline XBRL.				X

* The certification attached as Exhibit 32.1 that accompanies this report is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Gritstone bio, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Form 10-Q, irrespective of any general incorporation language contained in such filing.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gritstone bio, Inc.

Date:	May 5, 2022	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vassiliki Economides
Vassiliki Economides
Chief Financial Officer (Principal Financial Officer)