Form 10-Q
period 2022-06-30
Gritstone bio, Inc.
filed 2022-08-04
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2022

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

As of August 3, 2022, there were 73,006,922 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	June 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$65,694	$93,287
Marketable securities	78,939	108,346
Restricted cash	9,311	11,285
Prepaid expenses and other current assets	7,791	7,672
Total current assets	161,735	220,590
Long-term restricted cash	5,290	6,005
Property and equipment, net	22,712	21,622
Lease right-of-use assets	21,126	22,920
Deposits and other long-term assets	3,090	2,352
Long-term marketable securities	—	4,617
Total assets	$213,953	$278,106
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,381	$4,230
Accrued compensation	5,331	6,925
Accrued liabilities	2,035	411
Accrued research and development expenses	4,386	3,706
Lease liabilities, current portion	7,174	7,483
Deferred revenue, current portion	11,079	17,201
Total current liabilities	32,386	39,956
Lease liabilities, net of current portion	17,800	18,936
Deferred revenue, net of current portion	389	3,128
Total liabilities	50,575	62,020
Commitments and contingencies (Notes 6 and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2022 and December 31, 2021; 73,006,089 and 69,047,878 shares issued and outstanding at June 30, 2022 and December 31, 2021, respectively	20	20
Additional paid-in capital	623,583	617,523
Accumulated other comprehensive loss	(410)	(73)
Accumulated deficit	(459,815)	(401,384)
Total stockholders’ equity	163,378	216,086
Total liabilities and stockholders’ equity	$213,953	$278,106

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Revenues:
Collaboration and license revenues	$2,761	$2,843	$7,506	$42,536
Grant revenues	2,710	—	5,156	—
Total revenues	5,471	2,843	12,662	42,536
Operating expenses:
Research and development	27,347	22,072	55,546	46,928
General and administrative	7,792	5,937	15,747	12,878
Total operating expenses	35,139	28,009	71,293	59,806
Loss from operations	(29,668)	(25,166)	(58,631)	(17,270)
Interest income, net	153	48	200	75
Net loss	(29,515)	(25,118)	(58,431)	(17,195)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	(19)	17	(337)	14
Net and comprehensive loss	$(29,534)	$(25,101)	$(58,768)	$(17,181)
Net loss per share, basic and diluted	$(0.34)	$(0.33)	$(0.68)	$(0.23)
Weighted-average number of shares used in computing net loss per share, basic and diluted	86,448,632	76,749,641	86,363,116	76,368,506

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended June 30, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2022	72,779,508	$20	$619,862	$(391)	$(430,300)	$189,191
Issuance of common stock upon exercise of stock options	33,325	—	36	—	—	36
Issuance of common stock under the ESPP	193,256	—	331	—	—	331
Stock-based compensation	—	—	3,354	—	—	3,354
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(29,515)	(29,515)
Balance at June 30, 2022	73,006,089	$20	$623,583	$(410)	$(459,815)	$163,378

Three Months Ended June 30, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at March 31, 2021	49,197,828	$18	$517,715	$(3)	$(318,379)	$199,351
Issuance of common stock under the ATM equity offering program, net of issuance costs of $45	170,103	—	1,620	—	—	1,620
Issuance of common stock upon exercise of stock options	65,430	—	222	—	—	222
Stock-based compensation	—	—	2,733	—	—	2,733
Unrealized gain on marketable securities	—	—	—	17	—	17
Net loss	—	—	—	—	(25,118)	(25,118)
Balance at June 30, 2021	49,433,361	$18	$522,290	$14	$(343,497)	$178,825

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Six Months Ended June 30, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086
Issuance of common stock for warrant exercises	3,442,567	—	34	—	—	34
Issuance of common stock upon restricted stock units vesting	215,350	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(890)	—	—	(890)
Issuance of common stock upon exercise of stock options	107,038	—	100	—	—	100
Issuance of common stock under the ESPP	193,256	—	331	—	—	331
Stock-based compensation	—	—	6,485	—	—	6,485
Unrealized loss on marketable securities	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(58,431)	(58,431)
Balance at June 30, 2022	73,006,089	$20	$623,583	$(410)	$(459,815)	$163,378

Six Months Ended June 30, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $330	1,169,591	—	20,839	—	—	20,839
Issuance of common stock under the ATM equity offering program, net of issuance costs of $45	170,103	—	1,620	—	—	1,620
Issuance of common stock upon exercise of stock options	431,410	—	2,046	—	—	2,046
Issuance of common stock under the ESPP	109,564	—	279	—	—	279
Stock-based compensation	—	—	4,934	—	—	4,934
Unrealized gain on marketable securities	—	—	—	14	—	14
Net loss	—	—	—	—	(17,195)	(17,195)
Balance at June 30, 2021	49,433,361	$18	$522,290	$14	$(343,497)	$178,825

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2022	2021
Operating activities
Net loss	$(58,431)	$(17,195)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,093	3,193
Net amortization of premiums and discounts on marketable securities	309	342
Stock-based compensation	6,485	4,934
Non-cash operating lease expense	4,655	3,822
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	(119)	(1,251)
Deposits and other long-term assets	(738)	(247)
Accounts payable	(1,437)	416
Accrued compensation	(1,594)	(1,546)
Accrued and other non-current liabilities	363	(166)
Accrued research and development expenses	680	946
Lease liability	(4,193)	(3,922)
Deferred revenue	(8,861)	(1,354)
Net cash used in operating activities	(59,788)	(12,028)
Investing activities
Purchase of marketable securities	(28,341)	(127,139)
Maturities of marketable securities	61,719	16,037
Sales of marketable securities	—	675
Purchase of property and equipment	(3,265)	(2,660)
Net cash provided by (used in) investing activities	30,113	(113,087)
Financing activities
Proceeds from issuance of common stock from public offering	—	21,170
Proceeds from issuance of common stock upon exercise of stock options, warrants, and other	134	2,046
Proceeds from issuance of common stock under the ATM equity offering program	—	1,666
Proceeds from issuance of common stock under the ESPP	331	279
Payments of financing costs	(69)	(6,021)
Payments of financing lease	(113)	—
Tax payments related to shares withheld for vested restricted stock units	(890)	—
Net cash provided by (used in) financing activities	(607)	19,140
Net decrease in cash, cash equivalents and restricted cash	(30,282)	(105,975)
Cash, cash equivalents and restricted cash at beginning of period	110,577	171,048
Cash, cash equivalents and restricted cash at end of period	$80,295	$65,073
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$1,662	$536
Financing costs included in accrued liabilities and accounts payable	$—	$5
Remeasurement of operating lease right-of-use asset for lease modification	$1,406	$—
Assets acquired under leasing obligations	$—	$109

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

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $29.5 million and $58.4 million for the three and six months ended June 30, 2022, respectively, and $25.1 million and $17.2 million for the three and six months ended June 30, 2021, respectively. During the six months ended June 30, 2022, cash used by operating activities was $59.8 million. During the six months ended June 30, 2021, cash used by operating activities was $12.0 million. The Company had an accumulated deficit of $459.8 million and $401.4 million as of June 30, 2022 and December 31, 2021, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings and under an “at the market offering”, the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of June 30, 2022, the Company had cash, cash equivalents and marketable securities of $144.6 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of June 30, 2022, the Company has no off-balance sheet concentrations of credit risk.

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

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2022	2021
Cash and cash equivalents	$65,694	$93,287
Restricted cash	9,311	11,285
Long-term restricted cash	5,290	6,005
Total cash, cash equivalents and restricted cash	$80,295	$110,577

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. The Company concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI and Gates Grant Agreements (see Note 8).

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of June 30, 2022; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	June 30, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$48,525	$—	$—	$48,525
Commercial paper	801	—	—	801
Total cash equivalents	49,326	—	—	49,326
Short-term marketable securities:
Certificates of deposit	3,750	—	(34)	3,716
Commercial paper	23,239	—	(106)	23,133
Corporate debt securities	12,316	—	(83)	12,233
U.S. treasuries	32,777	—	(170)	32,607
U.S. government debt securities	2,000	—	(2)	1,998
Asset backed securities	5,267	—	(15)	5,252
Total short-term marketable securities	79,349	—	(410)	78,939
Total	$128,675	$—	$(410)	$128,265

	December 31, 2021
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$79,281	$—	$—	$79,281
Commercial paper	1,000	—	—	1,000
Corporate debt securities	1,031	—	—	1,031
Total cash equivalents	81,312	—	—	81,312
Short-term marketable securities:
Certificates of deposit	5,600	—	(6)	5,594
Commercial paper	44,990	—	(16)	44,974
Corporate debt securities	26,976	—	(23)	26,953
U.S. treasuries	12,277	—	(8)	12,269
U.S. government debt securities	2,000	—	(1)	1,999
Asset backed securities	16,565	—	(8)	16,557
Total short-term marketable securities	108,408	—	(62)	108,346
Long-term marketable securities:
Corporate debt securities	1,637	—	(6)	1,631
U.S. treasuries	2,991	—	(5)	2,986
Total long-term marketable securities	4,628	—	(11)	4,617
Total	$194,348	$—	$(73)	$194,275

All marketable securities held as of June 30, 2022 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of June 30, 2022, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, no credit loss existed as of or for the six months ended June 30, 2022 or the six months ended June 30, 2021. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2022
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$48,525	$48,525	$—	$—
Commercial paper	801	—	801	—
Total cash equivalents	49,326	48,525	801	—
Short-term marketable securities:
Certificates of deposit	3,716	—	3,716	—
Commercial paper	23,133	—	23,133	—
Corporate debt securities	12,233	—	12,233	—
U.S. treasuries	32,607	32,607	—	—
U.S. government debt securities	1,998	—	1,998	—
Asset backed securities	5,252	—	5,252	—
Total short-term marketable securities	78,939	32,607	46,332	—
Total	$128,265	$81,132	$47,133	$—

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$79,281	$79,281	$—	$—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	1,031	—	1,031	—
Total cash equivalents	81,312	79,281	2,031	—
Short-term marketable securities:
Certificates of deposit	5,594	—	5,594	—
Commercial paper	44,974	—	44,974	—
Corporate debt securities	26,953	—	26,953	—
U.S. treasuries	12,269	12,269	—	—
U.S. government debt securities	1,999	—	1,999	—
Asset backed securities	16,557	—	16,557	—
Total short-term marketable securities	108,346	12,269	96,077	—
Long-term marketable securities:
Corporate debt securities	1,631	—	1,631	—
U.S. treasuries	2,986	2,986	—	—
Total long-term marketable securities	4,617	2,986	1,631	—
Total	$194,275	$94,536	$99,739	$—

The Company measures the fair value of money market funds and U.S. treasuries based on quoted prices in active markets for identical securities. Commercial paper, corporate debt securities, certificates of deposits, asset backed securities, and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. These pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of, and broker/dealer quotes on, the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of our financial instruments.

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30,	December 31,
	2022	2021
Computer equipment and software	$998	$987
Furniture and fixtures	2,285	2,113
Laboratory equipment	25,181	24,679
Leasehold improvements	14,224	14,128
	42,688	41,907
Less accumulated depreciation and amortization	(25,342)	(22,276)
Construction-in-progress	5,366	1,991
Total property and equipment, net	$22,712	$21,622

Depreciation and amortization expense was $1.5 million and $3.1 million for the three and six months ended June 30, 2022, respectively, and $1.6 million and $3.2 million for the three and six months ended June 30, 2021, respectively.

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations.

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of June 30, 2022. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $8.4 million ROU Asset and a $13.4 million lease liability on the condensed consolidated balance sheet as of June 30, 2022. The Company recorded a $8.7 million ROU Asset and a $13.9 million lease liability on the condensed consolidated balance sheet as of December 31, 2021.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of June 30, 2022, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021.

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

The Company’s facility located at 21 Erie Street in Cambridge, Massachusetts is leased pursuant to a 24-month non-cancelable operating lease (the “21 Erie Lease”), which the Company entered into in September 2018. The 21 Erie Lease has since been amended four times, as a result of which the lease term extends through June 2023.

In March 2021, the Company entered into a 17-month operating lease (the “Cambridge Storage Lease”) for additional office and laboratory storage space in Cambridge, Massachusetts, which commenced on April 1, 2021. The

Company also paid an insignificant cash security deposit. The Cambridge Storage Lease was amended in June 2022 to extend the lease term through June 30, 2023.

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. Of the $0.7 million security deposits, $0.4 million was recorded in prepaids and other assets on the Company's condensed consolidated balance sheet and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet as of June 30, 2022. Security deposits of $0.7 million are recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet as of December 31, 2021.

Boston Lease

The Company plans to occupy a newly-built facility in Boston, Massachusetts, with office and laboratory space, in 2023 pursuant to a 120-month operating lease (the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements. The Company’s obligation to pay rent is expected to commence in the second half of 2023, subject to free rent periods of three and six months with respect to certain premises. The Company expects to be provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease is expected to expire in 2033. The Boston Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In connection with the Boston Lease and as a security deposit thereunder, the Company has provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of June 30, 2022, none of the irrevocable letter of credit amount had been drawn.

As of June 30, 2022, the Company has not recognized a ROU Asset or lease liability for the Boston Lease as it did not control the underlying assets at any time in the six months ended June 30, 2022. Under the Boston Lease, the Company is obligated to make minimum lease payments of approximately $79.1 million for the years from 2023 to 2033, which includes rent abatement during the free rent periods.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$2,268	$1,922	$4,521	$3,822
Total lease cost	$2,268	$1,922	$4,521	$3,822

Supplemental information related to leases was as follows:

	Six Months Ended June 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$4,193	$3,922
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$781	$109
Weighted-average remaining lease term (years):
Operating leases	5.1	6.0
Weighted-average discount rate:
Operating leases	7.4%	9.0%

As of June 30, 2022, minimum annual rental payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2022 (remaining six months)	$5,448
2023	8,016
2024	12,527
2025	10,658
2026	10,376
Thereafter	62,813
Total minimum payments	109,838
Less: Amounts representing interest expense	(5,751)
Less: Amounts representing lease payments under the Boston Lease	(79,113)
Present value of future minimum lease payments	24,974
Less: Current portion of lease liability	(7,174)
Noncurrent portion of lease liability	$17,800

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its antibody drug candidates. In June 2022, the Company notified the CRO of its intent to terminate the agreement effective in August 2022. The Company is also obligated to pay the CRO certain milestone payments of up to an aggregate of $36.4 million on achievement of specified events. None of these events had occurred as of June 30, 2022. During the three and six months ended June 30, 2022, the Company had no research and development expense under the agreement. During the three and six months ended June 30, 2021, the Company had immaterial research and development expense under the agreement.

In May 2019, the Company entered into a contract research and testing agreement with another third-party CRO to provide antibody discovery related services. In March 2022, the Company notified that CRO of its intent to terminate the agreement effective in May 2022. Under the agreement, the Company is obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of June 30, 2022. No research and development expense was recorded under the agreement during the three and six months ended June 30, 2022 and 2021.

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

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Prepaid research and development-related expenses	$5,292	$2,672
Net contract asset	—	1,385
Collaboration receivable	485	688
Prepaid insurance	651	1,769
Interest and other receivables	190	292
Facilities-related deposits	383	—
Other	790	866
Total prepaid expenses and other current assets	$7,791	$7,672

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2022	2021
Lease security deposits	$934	$1,305
Prepaid research and development-related expenses	563	1,047
Prepaid rent	1,593	—
Total deposits and other long-term assets	$3,090	$2,352

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

The Company concluded that 2seventy is a customer, and the contract is not subject to guidance on collaborative arrangements. This is because the Company granted 2seventy a license to the Company's intellectual property and provided research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration.

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

The Company recognized $2.3 million and $6.3 million, respectively, during the three and six months ended June 30, 2022, and $0.7 million and $1.4 million, respectively, during the three and six months ended June 30, 2021 in collaboration revenue under the 2seventy Agreement. The amount of collaboration revenue recognized during the three and six months ended June 30, 2022 included a cumulative catch-up adjustment increasing contribution revenue by $2.0 million and $5.5 million, respectively, due to revisions to estimated costs to complete the remaining performance obligation. The adjustment resulted in a decrease in the Company's loss from operations of $2.0 million and a decrease in loss per share of $0.02 for the three months ended June 30, 2022 and a decrease in the Company's loss from operations of $5.5 million and a decrease in loss per share of $0.06 for the six months ended June 30, 2022. Deferred revenue of $2.4 million and $8.7 million was recorded on the condensed consolidated balance sheets in both current and long-term liabilities as of June 30, 2022 and December 31, 2021, respectively. Deferred revenue relates to the performance obligations identified under the 2seventy Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through September 2023.

Changes in the deferred revenue balance during the six months ended June 30, 2022 for the 2seventy Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$8,725
Additions	—
Deductions	(6,294)
Balance at June 30, 2022	$2,431

There were no receivables or net contract assets recorded as of June 30, 2022 and December 31, 2021 associated with the 2seventy Agreement.

Gilead Sciences, Inc.

In January 2021, the Company entered into a Collaboration, Option and License Agreement (the “Gilead Collaboration Agreement”) with Gilead Sciences, Inc. (“Gilead”) to research and develop a vaccine-based immunotherapy as part of Gilead’s efforts to find a curative treatment for HIV infection. Under the terms of the Gilead Collaboration Agreement, the Company granted to Gilead an exclusive, worldwide license to develop and commercialize a HIV-specific therapeutic vaccine utilizing the Company’s technology. Gilead is responsible for conducting all development and commercialization activities beginning with a Phase 1 study, and the Company is responsible for contributing to preclinical research studies and participation in a joint steering committee (collectively, “research and development activities”). Concurrently with the execution of the Gilead Collaboration Agreement, the Company and Gilead entered into a Supply Agreement (the “Gilead Supply Agreement”) under which the Company will supply research product and GMP product (“Product Supply”) that may be required under the Gilead Collaboration Agreement until Gilead completes its first GMP product batch, and the Company will participate in a joint manufacturing team (collectively, “product supply activities”). In addition, the Company also concurrently entered into a Stock Purchase Agreement (the “Gilead Stock Purchase Agreement”) under which Gilead acquired, in a private placement transaction, 1,169,591 shares of the Company’s common stock. The common shares were issued to Gilead with certain registration rights and certain standstill and market stand-off provisions. The Company determined that these concurrent contracts represent a combined arrangement (the “Gilead Arrangement”).

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of June 30, 2022 and no royalties were due from the sale of licensed products.

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of June 30, 2022 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and six months ended June 30, 2022, the Company did not record any license revenue. For the three and six months ended June 30, 2022, the Company recorded $0.5 million and $1.2 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. For the three months ended June 30, 2021, the Company did not record any license revenue, while $38.6 million was recognized as license revenue for the six months ended June 30, 2021. For the three and six months ended June 30, 2021, the Company recognized $2.2 million and $2.5 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. There was no contract asset recorded on the condensed consolidated balance sheet as of June 30, 2022. A contract asset of $1.4 million was recorded on the condensed consolidated balance sheet as of December 31, 2021 for supply costs that were incurred during the year ended December 31, 2021, but not billable until future periods when the asset is released. The contract asset relates to the performance obligations yet to be satisfied identified under the Gilead Collaboration Agreement. There was $0.1 million recorded as deferred revenue as of June 30, 2022 and no deferred revenue as of December 31, 2021 associated with the Gilead Collaboration Agreement.

Changes in the contract asset and deferred revenue balance during the six months ended June 30, 2022 for the Gilead Collaboration Agreement are as follows (in thousands):

	Contract Asset	Deferred Revenue
Balance at December 31, 2021	$1,385	$—
Additions	123	122
Deductions	(1,508)	—
Balance at June 30, 2022	$—	$122

There was $0.5 million and $0.7 million of receivables recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of June 30, 2022 and December 31, 2021, respectively, associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. As of June 30, 2022, deferred contract acquisition costs were zero. Deferred contract acquisition costs amortized during the three and six months ended June 30, 2022 and 2021 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation (“Arbutus”) and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of this agreement were modified by an amendment in July 2018 (such amended license agreement, the “Arbutus License Agreement”). Under the Arbutus License Agreement, Arbutus granted the Company exclusive license rights under certain intellectual property related to Arbutus’ lipid nanoparticle (“LNP”) technology. During the three and six months ended June 30, 2022 and 2021, the Company had no research and development expense under the Arbutus License Agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration (the “FDA”), the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of June 30, 2022, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of June 30, 2022 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. The 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Genevant is a spin-off of Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the six months ended June 30, 2022.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $141.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the six months ended June 30, 2021. None of the other milestone events had occurred as of June 30, 2022.

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

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021 and the second tranche of funding of $2.7 million was received in April 2022.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. During the three and six months ended June 30, 2022, the Company recognized grant revenue of $2.4 million and $4.7 million, respectively, under the CEPI Funding Agreement. In the year ended December 31, 2021, the Company recognized grant revenue of $1.5 million under the CEPI Funding Agreement. As of June 30, 2022 and December 31, 2021, short term deferred revenue of $7.2 million and $9.4 million, respectively, was recorded on the condensed consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the first tranche of funding are expected to take place, which is currently estimated to be through the first half of 2023. As of June 30, 2022 and December 31, 2021, $7.2 million and $9.4 million, respectively, was recorded as short-term restricted cash on the condensed consolidated balance sheet.

Changes in the deferred revenue balance during the six months ended June 30, 2022 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$9,379
Additions	2,698
Deductions	(4,857)
Balance at June 30, 2022	$7,220

Gates Foundation

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation (the “Gates Grant Agreement”), under which the Company will develop an optimal immunogen in the context of a therapeutic human papillomavirus (“HPV”) vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and future funding of $1.0 million is expected to be received by the Company in the first quarter of 2023, for a total grant amount of up to $3.2 million.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. The Company did not recognize any grant revenue under the Gates Grant Agreement in 2021. During the three and six months ended June 30, 2022, the Company recognized $0.3 million and $0.5 million, respectively, in revenue under the Gates Grant Agreement. As of June 30, 2022, short-term deferred revenue of $1.7 million was recorded on the condensed consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the first tranche of funding are expected to take place, which is currently estimated to be through the first half of 2023.

Changes in the deferred revenue balance during the six months ended June 30, 2022 for the Gates Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$2,225
Additions	—
Deductions	(530)
Balance at June 30, 2022	$1,695

9. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of June 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

As of June 30, 2022 and December 31, 2021, there were 73,006,089 and 69,047,878 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In connection with the 2019 ATM Offering, in October 2019, the Company entered into a sales agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which Cowen acts as its sales agent and, from time to time, offers and sells shares of the Company’s common stock having an aggregate offering price of up to $75.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2019 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2019 ATM Offering up to $50,000. During the year ended December 31, 2021, the Company issued and sold 3,990,869 shares of its common stock through its 2019 ATM Offering Program and received net proceeds of approximately $9.8 million, net of commissions and other offering costs. During the six months ended June 30, 2022, there have been no sales of shares of the Company's common stock through its 2019 ATM Offering Program.

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

In March 2022, the Company filed a Registration Statement on Form S-3 with the SEC (the “2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The 2022 Shelf Registration Statement included a prospectus supplement covering the issuance and sale of up to $100.0 million of the Company’s common stock, from time to time, through the “at-the-market” offering program (the “2022 ATM Offering Program”) under the Securities Act. The SEC declared the 2022 Shelf Registration Statement effective as of May 6, 2022.

In connection with the 2022 ATM Offering, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen, pursuant to which Cowen will act as its sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering up to $50,000. As of June 30, 2022, there have been no sales of shares of the Company's common stock under the 2022 ATM Offering Program.

Common Stock Warrants

As of June 30, 2022, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	13,573,704

During the six months ended June 30, 2022, 3,442,567 warrants were exercised resulting in the Company issuing 3,442,567 shares of common stock. No warrants were exercised during the three and six months ended June 30, 2021.

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

On April 21, 2022, the Company’s board of directors increased the number of shares available under the 2021 Plan by 700,000 shares.

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	3,459,187	5,107,335	$9.82	8.13	$17,153
Authorized	3,461,915	—	$—
Granted	(2,970,684)	2,620,511	$5.06
Exercised	—	(107,038)	$0.94
Cancelled	628,973	(551,163)	$9.17
Balance at June 30, 2022	4,579,391	7,069,645	$8.23	8.41	$506
Vested and exercisable at June 30, 2022		2,660,656	$9.12	7.29	$367
Vested and expected to vest at June 30, 2022		6,389,314	$8.34	8.32	$481

For the six months ended June 30, 2022 and 2021, the total intrinsic value of stock option awards exercised was $0.3 million and $4.2 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of June 30, 2022, $20.2 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.5 years. The total fair value of shares vested during the six months ended June 30, 2022 was $3.0 million.

Stock-based compensation expense and awards granted to non-employees were immaterial for the six months ended June 30, 2022 and 2021.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 1 or 2-year period. The following table summarizes our restricted stock unit activity during the six months ended June 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2021	708,800	$5.29
Issued	350,173	$5.46
Vested	(353,300)	$5.29
Canceled/Forfeited	(77,810)	$5.32
Outstanding, unvested at June 30, 2022	627,863	$5.38

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Research and development expenses	$1,723	$1,864	$3,468	$3,345
General and administrative expenses	1,631	869	3,017	1,589
Total	$3,354	$2,733	$6,485	$4,934

11. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(29,515)	$(25,118)	$(58,431)	$(17,195)
Denominator:
Weighted-average common shares outstanding, basic and diluted	86,448,632	76,749,641	86,363,116	76,368,506
Net loss per share, basic and diluted	$(0.34)	$(0.33)	$(0.68)	$(0.23)

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

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2022	2021
Options issued and outstanding and ESPP shares issuable and outstanding	7,200,540	5,429,410
Restricted stock subject to future vesting	627,863	—
Total	7,828,403	5,429,410

12. Subsequent Events

In July 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank ("SVB"), which provides the Company up to $80.0 million in borrowing capacity across five potential tranches. The initial amount of $20.0 million from the first tranche was funded at the closing of the Loan Agreement, and an additional $10.0 million from the first tranche will be available at the Company’s election through March 2023. The remaining tranches will become available upon the Company meeting certain milestones set forth in the Loan Agreement. Borrowings under the Loan Agreement bear interest (i) at an annual cash rate equal to the greater of (x) the lesser of (1) the prime rate (as customarily defined) and (2) 5.50%, in either case, plus 3.15%, and (y) 7.15% and (ii) at an annual payment-in-kind rate which may equal 2.00%. At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings, plus accrued and unpaid interest thereon and fees and expenses, subject to a prepayment premium ranging from 1.0% to 2.5%, during the first three years after closing, depending on the year of such prepayment. In addition, the Company paid a $150,000 facility charge upon closing, and shall pay a facility charge equal to 0.50% of the principal amount of any borrowings made pursuant to the amounts under the last four tranches. The Loan Agreement also provides for an end of term charge equal to 5.75% of the aggregate original principal amount of the loans so prepaid or repaid, as applicable. The term loan is secured by substantially all of the Company’ assets, other than intellectual property. Beginning on April 1, 2023, so long as the Company’s market capitalization is equal to or less than $400,000,000, the Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones.

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

Overview

We discover, develop, manufacture, and deliver next generation cancer and infectious disease vaccine candidates with the aim of improving patient outcomes and eliminating disease. The immune system sits at the nexus of many diseases, and manipulation of the immune system has enormous potential to drive transformational therapeutic and preventative benefits. Our approach seeks to generate a potent therapeutic or protective immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells and eliminate virally-infected cells. Our programs are built on two key platforms, the first being our proprietary Gritstone EDGE™ artificial intelligence platform, which enables us to identify antigens that can be recognized by the immune system on tumors or virally-infected cells with a high degree of accuracy. The second platform is our potent, flexible, vaccine platform, which we have engineered to deliver immunogens to the immune system to drive the destruction of tumors or virally-infected cells. Our vaccine platform leverages our two proprietary vaccine vectors, self-amplifying mRNA (samRNA) and chimpanzee adenovirus (ChAd). We utilize these “mix and match” vectors in a variety of ways, including as a heterologous prime-boost (one vector followed by the other) or homologous prime-boost (use the same vector twice). Our proprietary and synergistic technologies enable us to build robust and distinct pipelines in oncology and infectious disease. Additionally, our in-house manufacturing capabilities enable us to drive down cost and production time, as well as maintain control over intellectual property and product quality of our products.

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

The samRNA platform is a key asset for Gritstone. Within our oncology programs, we have presented clinical data supporting the identification and selection of an optimal dosing regimen for our novel samRNA vector against solid tumors. We also leverage our samRNA platform for infectious diseases, and our preclinical and clinical studies to date demonstrate the potential overall potency and dose sparing opportunity of samRNA in viral diseases.

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

In-house Manufacturing

We manufacture our products at our own fully-integrated current good manufacturing practice (cGMP) biomanufacturing facilities. Our ability to control the manufacturing of high-quality tumor-specific immunotherapy and infectious disease vaccine candidates, and scale production, if early data are positive, is critical for efficient clinical development of our vaccine candidates and commercialization.

Our manufacturing know-how also contributes to our translational science and optimization of our production candidates. Through our work, we gain insights from “bench to manufacturing to bedside” and back. We translate such insights across functions and systems to optimize antigen cassette design, dose and vaccine regimen to induce differentiated immune response.

Clinical Programs

The table below summarizes key information about our ongoing clinical trials.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	1/2	Enrollment Complete; Treatment Ongoing	Early stage & advanced solid tumors	NA	Gritstone
GRANITE	2/3	Enrolling; Treatment Ongoing	MSS-CRC* first line maintenance	NA	Gritstone
GRANITE	2	Enrolling	MSS-colon cancer adjuvant	NA	Gritstone
SLATE	1/2	Complete	p53, KRAS Advanced Solid Tumors	NA	Gritstone
SLATE	2	Enrolling	KRASmut	NA	Gritstone
CORAL	1	Enrolling	COVID-19 naïve & booster	NIAID, IDCRC	Gritstone
CORAL	1	Enrolling	COVID-19 booster	NA	Gritstone
CORAL	1	Withdrawn	COVID-19 immunocompromised**	NA	Gritstone
CORAL	1	Enrolling	COVID-19 in South Africa (naïve, convalescent, HIV+)	CEPI	Gritstone
HIV	1	4Q 2021 IND Cleared	HIV treatment/cure	Gilead Sciences	Gilead***

* MSS-CRC = microsatellite stable colorectal cancer

** Due to reallocation of resources, this clinical trial has been withdrawn

*** Gilead is responsible for conducting a Phase 1 study

Oncology Program Updates

We are developing a portfolio of vaccine-based cancer immunotherapy product candidates using a heterologous prime (ChAd)/boost (samRNA) approach aimed at the highly targeted activation of tumor-specific neoantigens (TSNA) in solid tumors. Our two clinical-stage programs (GRANITE, which is “individualized” and SLATE, which is “off-the-shelf”) aim to induce a substantial neoantigen-specific CD8+ T cell response using neoantigen-containing immunotherapies. Our product candidates within these programs are designed such that oncologists will not have to alter their treatment practices, thus enabling their use into broader patient populations. GRANITE patients receive a product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In contrast, SLATE patients receive an off-the-shelf product candidate made for common driver mutations present in the patient’s tumor as well as the patient having a HLA allele that can present the common driver mutation.

GRANITE Individualized Vaccine Program for Solid Tumors

Our first oncology program, GRANITE, consists of individualized neoantigen-based immunotherapy candidates for solid tumors. GRANITE was granted Fast Track designation by the FDA for the treatment of microsatellite stable colorectal cancer (MSS-CRC).

In an ongoing Phase 1/2 study, the individualized immunotherapy candidate, which was evaluated in combination with checkpoint inhibitors for patients with MSS-CRC who have been treated with FOLFOX/FOLFIRI therapy and in patients with gastro-esophageal (GEA) cancer who have been treated with platinum-based chemotherapy, has shown to be generally well-tolerated and showed no dose limiting toxicities, consistent and potent immunogenicity (CD8+ neoantigen-specific T cell induction in all subjects), in addition to tumor lesion size reductions and molecular responses as measured by reduction in circulating tumor DNA (cDNA). Initial results from this study were presented during the European Society of Medical Oncology (ESMO) Congress in September 2021, and follow-up for patients in the study continues. 4 of 9 treated patients with MSS-CRC had a molecular response (as reported during the ESMO 2021 data presentation) and, as reported on May 31, 2022, the observed median overall survival in this group exceeded 18 months with median OS not yet reached, versus 7.8 months in those who did not have a molecular response. All patients with MSS-CRC assessed for molecular response and alive at the time of the ESMO 2021 data presentation remained alive after an additional 35 weeks of follow-up. We believe these data demonstrate a correlation between a decrease in ctDNA and improved overall survival.

Based on the signals of activity observed in the GRANITE Phase 1/2 study, especially in MSS-CRC, we subsequently launched two new studies. The first study (GRANITE-CRC-1L, NCT05141721), which has registrational intent and has been discussed with the FDA, is a randomized Phase 2/3 study evaluating GRANITE as a maintenance treatment in patients with newly diagnosed, metastatic MSS-CRC who have completed FOLFOX-bevacizumab induction therapy. In support of this study, we entered into a clinical trial collaboration and supply agreement with F. Hoffman-La Roche Ltd to evaluate the safety and tolerability of GRANITE in combination with TECENTRIQ (atezolizumab). The second study is a randomized Phase 2 trial evaluating GRANITE in the adjuvant setting (GRANITE-ADJUVANT) in patients with stage II/III colon cancer who have minimal residual disease based on the detection of circulating tumor DNA (ctDNA) after definitive surgery. Enrollment in both of these studies is ongoing (GRANITE-CRC-1L and GRANITE-ADJUVANT). In July 2022, the first patient was treated in the GRANITE-CRC-1L trial. Initial data from GRANITE-CRC-1L are expected in the second half of 2023.

SLATE “Off the shelf” Vaccine Program for Solid Tumors

Our second oncology program, SLATE, consists of “off-the-shelf”, TSNA-directed immunotherapy product candidates. SLATE contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, which distinguishes it as a potential off-the-shelf alternative candidate to GRANITE. Our long-term vision for the SLATE program is to develop a suite of novel vaccine candidates that target common tumor antigens in order to both broaden addressable patient population and also drive multiple antigens per patient.

The first version of SLATE (SLATE v1) was studied in a Phase 1/2 study, in collaboration with Bristol-Myers Squibb, in 26 patients with metastatic solid tumors, most of whom had KRAS-mutant tumors largely focused on non-small cell lung cancer (NSCLC), MSS-CRC, and pancreatic ductal adenocarcinoma. In this initial study, which was focused on KRAS and p53 mutations, SLATE v1 demonstrated induction of CD8+ T cells against multiple KRAS driver mutations, and greatest activity was seen in a subset of NSCLC patients with the KRASmut G12C mutations. Although these initial outcomes were very promising, we believed we could further optimize the SLATE candidate to maximize potential clinical benefit.

Subsequently, we developed a next-generation, optimized SLATE candidate, SLATE-KRAS, (formerly referred to as SLATE v2) that exclusively includes epitopes from mutated KRAS and exhibited immunogenic superiority over v1 in human HLA-transgenic mice. SLATE-KRAS is now in Phase 2 testing (under the same IND as SLATE v1) in patients with advanced NSCLC and CRC. In an oral presentation at the 2022 AACR Annual Meeting, we presented early signals from the ongoing Phase 2 study which support the potential of SLATE-KRAS to drive stronger CD8+ T cell responses to mutant KRAS than our original candidate, SLATE v1 (Presentation title: “Optimization of shared neoantigen vaccine design to increase vaccine potency: From bench to bedside and back”).

We expect to release additional data from this study in the third quarter of 2022.

Infectious Disease Program Updates

In early 2021, we expanded our programs to include infectious diseases. Our infectious disease programs aim to deliver vaccine candidates that drive both B cell and T cell immunity with the potential to provide either a protective or therapeutic effect across a broad array of viral diseases. This approach has demonstrated the ability to generate robust CD8+ T cells and neutralizing antibodies against SARS-CoV-2 in multiple preclinical and clinical studies and is being evaluated against multiple other pathogens in Gritstone-owned and partnered studies.

CORAL – Second Generation COVID-19 Vaccine Program

Our CORAL program is a second-generation SARS-CoV-2 vaccine platform delivering spike and additional SARS-CoV-2 T cell epitopes. We believe this approach of inducing both neutralizing antibodies and T cell responses could offer the potential for more durable protection and broader immunity against SARS-CoV-2 variants than that provided by first-generation SARS-CoV-2 vaccines, and serve as a basis for developing a pan-coronavirus vaccine. Within our CORAL program, we developed an optimized samRNA vaccine candidate that we believe is differentiated from first-generation mRNA vaccines. The program is supported by key relationships with the Gates Foundation, the National Institute of Allergy and Infectious Disease (NIAID), the Coalition for Epidemic Preparedness Innovations (CEPI), and through a license agreement with the La Jolla Institute for Immunology (LJI).

We have conducted preclinical studies demonstrating that our SARS-CoV-2 vaccine candidate induced significant and sustained levels of neutralizing antibodies and T cells against the Spike protein, plus a broad T cell response against epitopes from multiple viral genes outside of Spike. Results from one of these studies, a non-human primate challenge study (NHP Challenge Study), were published in Nature Communications in June 2022.

We are currently evaluating four distinct SARS-CoV-2 product candidates across three different Phase 1 clinical trials containing Spike plus additional non-Spike T cell epitope (TCE) sequences (and also full-length nucleocapsid). These studies include homologous and heterologous prime-boost regimens. All of these studies are ongoing and data from all are expected in the second half of 2022. Due to reprioritization of resources, we have withdrawn the CORAL-IMMUNOCOMPROMISED trial.

In January 2022, we shared data from the first cohort of our Phase 1 CORAL-BOOST study which showed our samRNA vaccine candidate induced robust neutralizing antibody titers and elicited broad T cell responses when administered at 10ug following two-dose administration of Vaxzervria. The neutralizing antibody titer levels against SARS-CoV-2 Spike protein shared at this time were consistent with published data from higher doses of first-generation mRNA vaccines in a similar clinical context.

In August 2022, we reported 6-month follow-up data from a subset of patients within the first two cohorts of the CORAL-BOOST study who elected to receive only a single 10µg or 30µg samRNA boost vaccination (n=7). The data demonstrated the neutralizing antibody levels reported in January 2022 persisted after 6 months, and durable neutralizing antibodies against wild type Spike as well as key Spike variants of concern (Beta, Delta and Omicron) were observed. Additionally, T cell responses to Spike and non-Spike T cell epitopes (TCEs) remained generally stable over the 6-month observation period.

HIV Vaccine Collaboration with Gilead Sciences

In January 2021, we entered into a collaboration, option and license agreement with Gilead Sciences, Inc. (Gilead) to research and develop a vaccine-based immunotherapy for HIV. Together, we plan to develop an HIV-specific therapeutic vaccine using our proprietary prime-boost vaccine platform, comprised of samRNA and adenoviral vectors, with antigens developed by Gilead. The collaboration and the program are progressing well, and Gritstone and Gilead received IND clearance for this program in December 2021. If Gilead decides to progress development beyond the initial Phase 1 study by exercising their exclusive option, the Company will receive a $40.0 million non-refundable option exercise fee.

Preclinical Research

Beyond GRANITE, SLATE, CORAL and the collaboration with Gilead, we continue to apply our broad set of capabilities in oncology and infectious diseases through promising preclinical work and partnerships. These projects include a pan-coronavirus program and a program aiming to develop an optimal immunogen in the context of human papillomavirus (HPV) which is supported by the Gates Foundation.

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

Components of Our Operating Results

Collaboration and Grant Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. We recognized $5.5 million and $12.7 million for the three and six months ended June 30, 2022, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, and the grant agreements with CEPI and the Gates Foundation. We recognized $2.8 million and $42.5 million for the three and six months ended June 30, 2021, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, and another small collaboration agreement. See Note 8 to our condensed consolidated financial statements for additional information.

In the future, we expect to continue to recognize revenue from the 2seventy Agreement and the Gilead Collaboration Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect our revenue to fluctuate on a quarterly and annual basis due to the timing and amount of license fees, reimbursement of costs incurred, milestone and other payments, as well as product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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
•
fees related to our license agreements;
•
Internal research and development expenses, including (i) headcount-related expenses, such as salaries, payroll taxes, benefits, non-cash stock-based compensation and travel, for employees contributing to research and (ii) development activities, including the costs associated with the development of our EDGE™ platform; and
•
Other expenses, which include direct and allocated expenses for laboratories, facilities and other costs.

Pursuant to our Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically-validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the six months ended June 30, 2022 and 2021, we had no research and development expense under the agreement.

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the six months ended June 30, 2022.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA, or samRNA, vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $141.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the six months ended June 30, 2021. No research and development expense was recorded for the six months ended June 30, 2022.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
GRANITE program external expenses	$3,446	$2,816	$6,144	$5,380
SLATE program external expenses	676	810	1,472	1,912
CORAL program external expenses	3,196	904	6,200	1,634
Other program external research and development expenses	5,536	5,322	12,239	13,537
Personnel-related expenses (1)	10,371	8,512	20,958	16,547
Other unallocated research and development expenses	4,122	3,708	8,533	7,918
Total research and development expenses	$27,347	$22,072	$55,546	$46,928

(1)
Personnel-related expenses include stock-based compensation expense of $1.7 million and $3.5 million, respectively, for the three and six months ended June 30, 2022, and $1.9 million and $3.3 million, respectively, for the three and six months ended June 30, 2021.

Since our research and development employees and infrastructure resources are utilized across our development programs, we do not track internal related expenses on a program-by-program basis.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs, including, but not limited to, payroll taxes, benefits, non-cash stock-based compensation and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property and professional service fees for auditing, tax and general legal services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and support our operations as a public company, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Select Market and the SEC, directors and officers liability insurance premiums and investor relations activities. Allocated expenses consist of rent expenses related to our office and research and development facilities, depreciation and other allocated costs not otherwise included in research and development expenses.

Interest Income, Net

Interest income, net, consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,
	2022	2021	Change
Revenues:
Collaboration and license revenues	$2,761	$2,843	$(82)
Grant revenues	2,710	—	2,710
Total revenues	5,471	2,843	2,628
Operating expenses:
Research and development	27,347	22,072	5,275
General and administrative	7,792	5,937	1,855
Total operating expenses	35,139	28,009	7,130
Net loss from operations	(29,668)	(25,166)	(4,502)
Interest income, net	153	48	105
Net loss	$(29,515)	$(25,118)	$(4,397)

	Six Months Ended June 30,
	2022	2021	Change
Revenue:
Collaboration and license revenues	$7,506	$42,536	$(35,030)
Grant revenues	5,156	—	5,156
Total revenue	12,662	42,536	(29,874)
Operating expenses:
Research and development	55,546	46,928	8,618
General and administrative	15,747	12,878	2,869
Total operating expenses	71,293	59,806	11,487
Net loss from operations	(58,631)	(17,270)	(41,361)
Interest income, net	200	75	125
Net loss	$(58,431)	$(17,195)	$(41,236)

Collaboration and License and Grant Revenues

Collaboration and license revenues from our collaboration arrangements and grant revenues were $5.5 million and $12.7 million for the three and six months ended June 30, 2022, respectively. During the three months ended June 30, 2022, we recognized $2.3 million in collaboration revenue related to the 2seventy Agreement, $0.5 million in collaboration revenue related to the Gilead Collaboration Agreement, $2.4 million in grant revenue from the CEPI Funding Agreement, and $0.3 million in grant revenue from the Gates Foundation. During the six months ended June 30, 2022, we recognized $6.3 million in collaboration revenue related to the 2seventy Agreement, $1.2 million in collaboration revenue related to the Gilead Collaboration Agreement, $4.7 million in grant revenue from the CEPI Funding Agreement, and $0.5 million in grant revenue from the Gates Foundation. The amount of collaboration revenue recognized related to the 2seventy Agreement during the three and six months ended June 30, 2022 included a cumulative catch-up adjustment increasing contribution revenue by $2.0 million and $5.5 million, respectively, due to revisions to estimated costs to complete the remaining performance obligation.

Collaboration and license revenues from our collaboration arrangements and grant revenues were $2.8 million and $42.5 million for the three and six months ended June 30, 2021, respectively. During the three months ended June 30, 2021, we recorded $2.2 million in collaboration revenue related to the Gilead Collaboration Agreement and $0.7 million in collaboration revenue related to the 2seventy Agreement. During the six months ended June 30, 2021, we recorded $38.6 million in license revenue and $2.5 million in collaboration revenue related to the Gilead Collaboration Agreement and $1.4 million in collaboration revenue related to the 2seventy Agreement.

See Note 8 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $27.3 million and $55.5 million for the three and six months ended June 30, 2022, respectively, and $22.1 million and $46.9 million for the three and six months ended June 30, 2021, respectively.

The increase of $5.3 million for the three months ended June 30, 2022 compared to the three months ended June 30, 2021 was primarily due to increases of $1.9 million in personnel-related expenses, $3.1 million in outside services, consisting primarily of clinical trial and other chemistry, manufacturing and controls ("CMC") related expenses, and $0.8 million in facilities related costs, offset by a decrease of $0.5 million in laboratory supplies.

The increase of $8.6 million for the six months ended June 30, 2022 compared to the six months ended June 30, 2021 was primarily due to increases of $4.8 million in personnel-related expenses, $6.1 million in outside services, consisting primarily of clinical trial and other CMC related expenses, and $1.0 million in facilities related costs, offset by decreases of $1.5 million in laboratory supplies and $1.8 million in milestone and license payments.

General and Administrative Expenses

General and administrative expenses were $7.8 million for the three months ended June 30, 2022 compared to $5.9 million for the three months ended June 30, 2021. The increase of $1.9 million was primarily attributable to increases of $1.5 million in personnel-related expenses and $0.6 million in outside services, offset by a decrease of $0.2 million in facilities related costs.

General and administrative expenses were $15.7 million for the six months ended June 30, 2022 compared to $12.9 million for the six months ended June 30, 2021. The increase of $2.9 million was primarily attributable to increases of $3.0 million in personnel-related expenses, offset by a decrease of $0.1 million in facilities related costs.

Interest Income, Net

Interest income, net was $0.2 million and $0.2 million for the three and six months ended June 30, 2022, respectively. Interest income, net was immaterial and $0.1 million for the three and six months ended June 30, 2021, respectively. The income for both periods represent interest and investment income from cash, cash equivalents and marketable securities.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our 2019 ATM Offering Program, private placements of our common stock and pre-funded warrants, and our collaborations, including with the receipt of proceeds under the 2seventy Agreement and the Gilead Collaboration Agreement, and non-dilutive grants from various nonprofit organizations. As of June 30, 2022, we had cash, cash equivalents, and marketable securities of $144.6 million and an accumulated deficit of $459.8 million, compared to cash, cash equivalents, and marketable securities of $206.3 million and an accumulated deficit of $401.4 million as of December 31, 2021. We expect that our cash, cash equivalents, and marketable securities as of June 30, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this report.

In October 2019, we filed the 2019 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $75.0 million worth of shares of our common stock under the 2019 ATM Offering Program. Through June 30, 2022, we have received aggregate proceeds from our 2019 ATM Offering Program of $50.0 million, net of commissions and offering costs. We have $22.9 million available under our 2019 ATM Offering Program as of June 30, 2022.

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

In March 2022, we filed the 2022 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $100.0 million worth of shares of our common stock under the 2022 ATM Offering Program. As of June 30, 2022, we have not received any proceeds from our 2022 ATM Offering Program and have $100.0 million available thereunder.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $459.8 million through June 30, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this report. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2022	2021
Cash used in operating activities	$(59,788)	$(12,028)
Cash provided by (used in) investing activities	30,113	(113,087)
Cash provided by (used in) financing activities	(607)	19,140
Net decrease in cash and cash equivalents	$(30,282)	$(105,975)

Cash Used in Operating Activities

During the six months ended June 30, 2022, cash used in operating activities was $59.8 million, which consisted of net loss of $58.4 million, adjusted by non-cash charges of $14.5 million and net changes in our operating assets and liabilities of $15.9 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.1 million, stock-based compensation of $6.5 million, non-cash operating lease expense of $4.6 million and net amortization of premiums and discounts on marketable securities of $0.3 million. The change in our operating assets and liabilities was primarily due to decreases of $8.9 million in deferred revenue, $1.6 million in accrued compensation, $4.2 million in lease liability, $1.4 million in accounts payable, $0.1 million in prepaid expenses and other current assets, and $0.7 million in deposits and other long term assets, offset by increases of $0.3 million in accrued and other non-current liabilities, $0.7 million in accrued research and development expenses.

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

Cash Provided by (Used in) Investing Activities

During the six months ended June 30, 2022, cash provided by investing activities was $30.1 million which consisted of $61.7 million in proceeds from the maturity of marketable securities, offset by $28.3 million in purchases of marketable securities and $3.3 million of capital expenditures to purchase property and equipment.

During the six months ended June 30, 2021, cash used in investing activities was $113.1 million, which consisted of $127.1 million in purchases of marketable securities and $2.7 million of capital expenditures to purchase property and equipment, offset by $16.0 million in proceeds from the maturity of marketable securities and $0.7 million from sales of marketable securities.

Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2022, cash used in financing activities was $0.6 million, which primarily consisted of $0.9 million in tax withholding on vesting of restricted stock units and $0.1 million in payment of financing costs, offset by $0.1 million in proceeds from the issuance of common stock from option and warrant exercises and $0.3 million in proceeds from issuance of common stock under the employee stock purchase plan.

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

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $109.8 million, of which $5.4 million of the payments are due in the second half of 2022. See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the six months ended June 30, 2022 and 2021, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 8 to our condensed consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our antibody drug candidates. In June

2022, we notified the CRO of our intent to terminate the agreement effective in August 2022. During the three and six months ended June 30, 2022, we had no research and development expense under the agreement. During the three and six months ended June 30, 2021, we had immaterial research and development expense under the agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of June 30, 2022. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with another third-party CRO to provide antibody discovery related services. In March 2022, we notified such CRO of our intent to terminate the agreement effective as of May 17, 2022. Under the agreement, we are obligated to pay such CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of June 30, 2022. No research and development expense was recorded under the agreement during the three and six months ended June 30, 2022 and 2021.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2022, our management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the six months ended June 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and other factors.

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

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022, as updated by the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the three months ended March 31, 2022 filed with the SEC on May 5, 2022, except as set forth below.

Our failure to comply with the covenants or payment obligations under our existing term loan facility could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by the lenders, any of which could negatively impact our business, financial condition and results of operations.

On July 19, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., Silicon Valley Bank, and certain financial institutions or other entities from time to time party thereto (the “Lenders”) pursuant to which the Lenders made available to us a secured term loan facility in an aggregate principal amount of up to $80 million (the “Term Loan”). We immediately drew $20.0 million under this facility upon entry into the Loan Agreement. In connection with the Loan Agreement, we granted the Lenders a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect (as set forth in the Loan Agreement), cross default to certain third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 4.0% may be applied to the outstanding principal and interest payments due, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

Our outstanding debt combined with our other financial obligations and contractual commitments could have significant adverse consequences, including:

•
requiring us to dedicate cash flow from operations or cash on hand to the payment of interest on, and principal of, our debt, which will reduce the amounts available to fund working capital, capital expenditures, product development efforts and other general corporate purposes;
•
increasing our vulnerability to adverse changes in general economic, industry and market conditions;
•
subjecting us to restrictive covenants that may reduce our ability to take certain corporate actions or obtain further debt or equity financing;
•
limiting our flexibility in planning for, or reacting to, changes in our business and our industry; and
•
placing us at a competitive disadvantage compared to our competitors that have less debt or better debt servicing options.

We intend to satisfy our current and future debt service obligations with our existing cash and funds from external sources. Nonetheless, we may not have sufficient funds or may be unable to arrange for additional financing to pay the amounts due under our existing or any future debt facility. Funds from external sources may not be available on acceptable terms, if at all. In addition, a failure to comply with the covenants under the Loan Agreement or any future loan agreements we may enter into could result in an event of default and acceleration of amounts due. If an event of default occurs and the lenders accelerate the amounts due under such loan agreements, we may not be able to make accelerated payments, and such lenders could seek to enforce security interests in the collateral securing such indebtedness.

We may seek orphan drug designation for certain future product candidates, but we may be unable to obtain such designations or to maintain the benefits associated with orphan drug designation, including market exclusivity, which may cause our revenue, if any, to be reduced.

We may pursue orphan drug designation for certain of our future product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products (COMP), grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, orphan designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. It is no longer necessary to obtain orphan designation in Great Britain before an application for marketing authorization is made, and the criteria will be assessed by the MHRA at the time of assessment of the application for marketing authorization. The criteria in Great Britain are similar to those in the EU, but have been tailored for the GB market.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs, and application fee waivers. In addition, if an orphan-designated product receives the first FDA approval for the indication for which it has orphan designation (meaning that FDA has not previously approved a drug considered the same drug for same orphan condition), the product is entitled to orphan drug exclusivity. If there is a previously approved same drug for the same orphan condition, to obtain orphan exclusivity, the sponsor of the subsequent drug must demonstrate clinical superiority over the previously approved same drug. If granted, orphan exclusivity means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity to meet the needs of the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval, subject to the positive outcome of the reassessment of the continued compliance with the orphan designation criteria at the time of approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met at the end of the fifth year since grant of the approval, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Moreover, upcoming legislative reforms in the European Union may result in a reduction of market exclusivity periods for orphan medicinal products and/or imposition of additional requirements for grant of such exclusivity. In Great Britain, if the criteria for orphan designation are met at the time of assessment of the marketing authorization, the applicant is entitled to a fee reduction and ten years of market exclusivity. The terms of market exclusivity, and possibility for the period to be reduced, are similar to those in the EU.

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

Moreover, a recent Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to significantly broaden the scope of orphan drug exclusivity for such products. Depending on how broadly FDA applies the Catalyst decision, it could fundamentally change how companies rely on, or seek to work around, orphan drug exclusivity. Legislation has been introduced that may reverse the Catalyst decision, and may be enacted as part of the reauthorization of user fees later this year.

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

Furthermore, the expansion of the 340B Drug Discount Program through the ACA has increased the number of purchasers who are eligible for significant discounts on branded drugs. Several drug manufacturers have commenced litigation, which remains ongoing, challenging the legality of contract pharmacy arrangements under the 340B Drug Discount Program, which may affect the way in which manufacturers are required to extend the 340B Drug Discount Program prices to covered entities, including through contract pharmacies. There are also ongoing challenges regarding the implementation of the 340B Drug Discount Program Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers. In addition, the Office of Management and Budget initiated review of a new proposed rule titled “340B Drug Pricing Program; Administrative Dispute Resolution” in November 2021. The nature of the current Administrative Dispute Resolution Process, and the outcomes of these court cases, may have a material adverse impact on our revenue should we participate in the 340B Drug Discount Program after receiving approval for our product candidates.

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed the most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace during the ongoing COVID-19 pandemic. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. It is unclear how other healthcare reform measures of the Biden administration will impact our business.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted. In August 2011, the Budget Control Act of 2011, among other things, led to aggregate reductions of Medicare payments to providers of 2% per fiscal year. These reductions went into effect in April 2013 and, due to subsequent legislative amendments to the statute, will remain in effect through fiscal year 2031, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, unless additional action is taken by Congress. Under current legislation, the actual reduction in Medicare payments will vary from 1% in 2022 to up to 4% in the first six months of the final fiscal year of this sequester. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations. For example, Congress is currently considering a number of bills relating to drug pricing, including bills that would impose rebate obligations for Medicare (and potentially other utilization) for price increases greater than the rate of inflation, require drug pricing negotiations in Medicare, redesign the Part D benefit to lower patient costs and overall spending, and introduce enhanced transparency measures into drug pricing. In particular, the Build Back Better Act introduced drug pricing reforms that would, among other things, allow the federal government to negotiate prices for some high-cost drugs covered under Medicare Parts B and D, introduce inflationary rebates on certain Medicare Part B and Medicare Part D drugs to support limits on drug price increases in Medicare and private insurance, redesign the structure of the Part D benefit, and require payment of rebates on covered outpatient drugs that are paid for by a state Children’s Health Insurance Program. Although the Build Back Better Act stalled in Congress, there are other drug pricing reforms still under consideration in the Congress, including elements of the Build Back Better Act aimed at allowing Medicare to negotiate the price of prescription drugs in the United States.

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

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/2018	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	05/06/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/2021	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/10/2022	4.3

10.1	Fourth Amendment to the License Agreement between Gritstone bio, Inc. and MIL 21E, LLC, effective as of June 30, 2022				X

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2022 has been formatted in Inline XBRL.				X

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

Gritstone bio, Inc.

Date:	August 4, 2022	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vassiliki “Celia” Economides
Vassiliki “Celia” Economides
Chief Financial Officer (Principal Financial Officer)