Form 10-Q
period 2022-09-30
Gritstone bio, Inc.
filed 2022-11-03
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2022

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

As of November 1, 2022, there were 83,366,277 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share amounts and par value)

	September 30,	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$64,909	$93,287
Marketable securities	74,900	108,346
Restricted cash	6,727	11,285
Prepaid expenses and other current assets	6,891	7,672
Total current assets	153,427	220,590
Long-term restricted cash	5,290	6,005
Property and equipment, net	21,672	21,622
Lease right-of-use assets	19,321	22,920
Deposits and other long-term assets	5,532	2,352
Long-term marketable securities	—	4,617
Total assets	$205,242	$278,106
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,885	$4,230
Accrued compensation	6,708	6,925
Accrued liabilities	2,670	411
Accrued research and development expenses	5,037	3,706
Lease liabilities, current portion	6,325	7,483
Deferred revenue, current portion	8,688	17,201
Total current liabilities	32,313	39,956
Other liabilities, noncurrent	49	—
Lease liabilities, net of current portion	16,752	18,936
Deferred revenue, net of current portion	—	3,128
Debt, noncurrent	19,281	—
Total liabilities	68,395	62,020
Commitments and contingencies (Notes 6, 8, and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2022 and December 31, 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2022 and December 31, 2021; 73,134,051 and 69,047,878 shares issued and outstanding at September 30, 2022 and December 31, 2021, respectively	20	20
Additional paid-in capital	626,889	617,523
Accumulated other comprehensive loss	(281)	(73)
Accumulated deficit	(489,781)	(401,384)
Total stockholders’ equity	136,847	216,086
Total liabilities and stockholders’ equity	$205,242	$278,106

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Revenues:
Collaboration and license revenues	$436	$2,401	$7,942	$44,937
Grant revenues	2,585	213	7,741	213
Total revenues	3,021	2,614	15,683	45,150
Operating expenses:
Research and development	26,436	24,396	81,983	71,324
General and administrative	6,462	6,373	22,209	19,251
Total operating expenses	32,898	30,769	104,192	90,575
Loss from operations	(29,877)	(28,155)	(88,509)	(45,425)
Interest income	462	37	663	112
Interest expense	(551)	—	(551)	—
Net loss	(29,966)	(28,118)	(88,397)	(45,313)
Other comprehensive gain (loss):
Unrealized gain (loss) on marketable securities	129	(7)	(208)	7
Comprehensive loss	$(29,837)	$(28,125)	$(88,605)	$(45,306)
Net loss per share, basic and diluted	$(0.35)	$(0.36)	$(1.02)	$(0.59)
Weighted-average number of shares used in computing net loss per share, basic and diluted	86,597,405	77,775,497	86,441,212	76,837,503

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended September 30, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2022	73,006,089	$20	$623,583	$(410)	$(459,815)	$163,378
Issuance of common stock under the ATM equity offering program, net of issuance costs of $48	95,000	—	197	—	—	197
Issuance of common stock upon exercise of stock options	32,962	—	45	—	—	45
Stock-based compensation	—	—	3,064	—	—	3,064
Unrealized gain on marketable securities	—	—	—	129	—	129
Net loss	—	—	—	—	(29,966)	(29,966)
Balance at September 30, 2022	73,134,051	$20	$626,889	$(281)	$(489,781)	$136,847

Three Months Ended September 30, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at June 30, 2021	49,433,361	$18	$522,290	$14	$(343,497)	$178,825
Issuance of common stock under the ATM equity offering program, net of issuance costs of $49	55,062	—	602	—	—	602
Issuance of common stock under private investment in public entity (“PIPE”) financing, net of issuance costs of $2,269	5,000,000	1	52,731	—	—	52,732
Issuance of common stock for warrant exercises	9,555,876	1	39	—	—	40
Issuance of common stock upon exercise of stock options	207,282	—	1,062	—	—	1,062
Stock-based compensation	—	—	2,819	—	—	2,819
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Net loss	—	—	—	—	(28,118)	(28,118)
Balance at September 30, 2021	64,251,581	$20	$579,543	$7	$(371,615)	$207,955

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Nine Months Ended September 30, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086
Issuance of common stock under the ATM equity offering program, net of issuance costs of $48	95,000	—	197	—	—	197
Issuance of common stock for warrant exercises	3,442,567	—	34	—	—	34
Issuance of common stock upon restricted stock units vesting	215,350	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(890)	—	—	(890)
Issuance of common stock upon exercise of stock options	140,000	—	145	—	—	145
Issuance of common stock under the ESPP	193,256	—	331	—	—	331
Stock-based compensation	—	—	9,549	—	—	9,549
Unrealized loss on marketable securities	—	—	—	(208)	—	(208)
Net loss	—	—	—	—	(88,397)	(88,397)
Balance at September 30, 2022	73,134,051	$20	$626,889	$(281)	$(489,781)	$136,847

Nine Months Ended September 30, 2021:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders’
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $339	1,169,591	—	20,830	—	—	20,830
Issuance of common stock under the ATM equity offering program, net of issuance costs of $80	225,165	—	2,231	—	—	2,231
Issuance of common stock under private investment in PIPE financing, net of issuance costs of $2,269	5,000,000	1	52,731	—	—	52,732
Issuance of common stock for warrant exercises	9,555,876	1	39	—	—	40
Issuance of common stock upon exercise of stock options	638,692	—	3,108	—	—	3,108
Issuance of common stock under the ESPP	109,564	—	279	—	—	279
Stock-based compensation	—	—	7,753	—	—	7,753
Unrealized gain on marketable securities	—	—	—	7	—	7
Net loss	—	—	—	—	(45,313)	(45,313)
Balance at September 30, 2021	64,251,581	$20	$579,543	$7	$(371,615)	$207,955

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2022	2021
Operating activities
Net loss	$(88,397)	$(45,313)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	4,769	4,782
Net amortization of premiums and discounts on marketable securities	278	549
Amortization of debt discount and issuance costs	127	—
Stock-based compensation	9,549	7,753
Non-cash operating lease expense	6,891	5,743
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	781	(3,484)
Deposits and other long-term assets	(3,180)	(327)
Accounts payable	(943)	(942)
Accrued compensation	(217)	(216)
Accrued and other non-current liabilities	1,543	106
Accrued research and development expenses	1,331	1,487
Lease liability	(6,463)	(5,902)
Deferred revenue	(11,641)	8,865
Net cash used in operating activities	(85,572)	(26,899)
Investing activities
Purchase of marketable securities	(64,641)	(133,409)
Maturities of marketable securities	102,218	59,390
Sales of marketable securities	—	6,225
Purchase of property and equipment	(4,389)	(4,133)
Net cash provided by (used in) investing activities	33,188	(71,927)
Financing activities
Proceeds from issuance of common stock from public offering	—	21,170
Proceeds from issuance of common stock from PIPE financing	—	55,000
Proceeds from issuance of common stock upon exercise of stock options, warrants, and other	179	3,148
Proceeds from issuance of common stock under the ATM equity offering program	245	2,312
Proceeds from issuance of common stock under the ESPP	331	279
Proceeds from long-term debt, net of debt discount and issuance costs	19,154	—
Payments of financing costs	(115)	(6,026)
Payments of financing lease	(171)	—
Tax payments related to shares withheld for vested restricted stock units	(890)	—
Net cash provided by financing activities	18,733	75,883
Net decrease in cash, cash equivalents and restricted cash	(33,651)	(22,943)
Cash, cash equivalents and restricted cash at beginning of period	110,577	171,048
Cash, cash equivalents and restricted cash at end of period	$76,926	$148,105
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$1,174	$199
Financing costs included in accrued liabilities and accounts payable	$2	$2,313
Lease liabilities arising from obtaining right-of-use asset from new leases	$553	$109
Remeasurement of operating lease right-of-use asset for lease modification	$1,406	$6,453
Cash paid for interest on debt	$208	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Gritstone bio, Inc. (“Gritstone” or the “Company”) is a clinical-stage biotechnology company developing next generation vaccines for solid tumors and viral diseases. The Company was incorporated in the state of Delaware in August 2015 and is headquartered in Emeryville, California with a site in Cambridge, Massachusetts and a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $30.0 million and $88.4 million for the three and nine months ended September 30, 2022, respectively, and $28.1 million and $45.3 million for the three and nine months ended September 30, 2021, respectively. During the nine months ended September 30, 2022, cash used by operating activities was $85.6 million. During the nine months ended September 30, 2021, cash used by operating activities was $26.9 million. The Company had an accumulated deficit of $489.8 million and $401.4 million as of September 30, 2022 and December 31, 2021, respectively. To date, none of the Company’s product candidates have been approved for sale and, therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings and under its “at-the-market” offering programs, the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of September 30, 2022, the Company had cash, cash equivalents and marketable securities of $139.8 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2021, which are included in the Company’s Annual Report on Form 10-K, as filed with the SEC on March 10, 2022, as amended by Amendment No 1. to the Company’s Annual Report on Form 10-K/A, as filed with the SEC on May 3, 2022.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of September 30, 2022, the Company has no off-balance sheet concentrations of credit risk.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those of other clinical-stage biotechnology companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. Further, the Company is subject to broad market risks and uncertainties resulting from recent events, such as the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, rising interest rates, and recession risks as well as supply chain and labor shortages.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents, which consist primarily of highly liquid investments with original maturities of three (3) months or less when purchased, are stated at fair value. These assets include investments in money market funds that invest in U.S. Treasury obligations and certificates of deposit, which are stated at fair value.

The Company has issued letters of credit under certain lease agreements that have been collateralized by cash deposits for an equal amount and are recorded within short-term restricted cash and deposits and other long-term assets on the condensed consolidated balance sheets based on the term of the underlying lease. Additionally, the Company’s restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) Funding Agreement, dated as of August 14, 2021 (the “CEPI Funding Agreement”) and the Gates Foundation Grant Agreement (see Note 9). The Company will utilize the CEPI and Gates Foundation funds as it incurs expenses for services performed under the agreements.

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2022	2021
Cash and cash equivalents	$64,909	$93,287
Restricted cash	6,727	11,285
Long-term restricted cash	5,290	6,005
Total cash, cash equivalents and restricted cash	$76,926	$110,577

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

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

Debt Issuance Costs and Debt Discounts

Debt issuance costs include legal fees, accounting fees, and other direct costs incurred in connection with the execution of the Company’s debt financing. Debt discounts represent costs paid to the lenders. Debt issuance costs and debt discounts are deducted from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt using the effective interest method.

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. The Company concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC Topic 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI and Gates Grant Agreements (see Note 9).

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s condensed consolidated financial statements as of September 30, 2022; however, the Company continues to examine the impacts the FFCR Act, CARES Act and A.B. 85 may have on its business, results of operations, financial condition, liquidity and related disclosures.

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The standard contains improvements to the FASB Accounting Standards Codification (the “Codification”) by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The standard also improves various topics in the Codification so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. The amendments in ASU 2020-10 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. We adopted ASU 2020-10 on January 1, 2022 and the adoption did not have a material impact on the Company’s condensed consolidated financial statements and related disclosures.

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	September 30, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$39,915	$—	$—	$39,915
Commercial paper	1,990	—	—	1,990
Total cash equivalents	41,905	—	—	41,905
Short-term marketable securities:
Certificates of deposit	3,750	—	(14)	3,736
Commercial paper	22,333	—	(31)	22,302
Corporate debt securities	11,239	—	(74)	11,165
U.S. treasuries	32,659	—	(153)	32,506
U.S. government debt securities	5,200	—	(9)	5,191
Total short-term marketable securities	75,181	—	(281)	74,900
Total	$117,086	$—	$(281)	$116,805

	December 31, 2021
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$79,281	$—	$—	$79,281
Commercial paper	1,000	—	—	1,000
Corporate debt securities	1,031	—	—	1,031
Total cash equivalents	81,312	—	—	81,312
Short-term marketable securities:
Certificates of deposit	5,600	—	(6)	5,594
Commercial paper	44,990	—	(16)	44,974
Corporate debt securities	26,976	—	(23)	26,953
U.S. treasuries	12,277	—	(8)	12,269
U.S. government debt securities	2,000	—	(1)	1,999
Asset backed securities	16,565	—	(8)	16,557
Total short-term marketable securities	108,408	—	(62)	108,346
Long-term marketable securities:
Corporate debt securities	1,637	—	(6)	1,631
U.S. treasuries	2,991	—	(5)	2,986
Total long-term marketable securities	4,628	—	(11)	4,617
Total	$194,348	$—	$(73)	$194,275

All marketable securities held as of September 30, 2022 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of September 30, 2022, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, no credit loss existed as of or for the three and nine months ended September 30, 2022 or the three and nine months ended September 30, 2021. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2022
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,915	$39,915	$—	$—
Commercial paper	1,990	—	1,990	—
Total cash equivalents	41,905	39,915	1,990	—
Short-term marketable securities:
Certificates of deposit	3,736	—	3,736	—
Commercial paper	22,302	—	22,302	—
Corporate debt securities	11,165	—	11,165	—
U.S. treasuries	32,506	32,506	—	—
U.S. government debt securities	5,191	—	5,191	—
Total short-term marketable securities	74,900	32,506	42,394	—
Total	$116,805	$72,421	$44,384	$—

	December 31, 2021
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$79,281	$79,281	$—	$—
Commercial paper	1,000	—	1,000	—
Corporate debt securities	1,031	—	1,031	—
Total cash equivalents	81,312	79,281	2,031	—
Short-term marketable securities:
Certificates of deposit	5,594	—	5,594	—
Commercial paper	44,974	—	44,974	—
Corporate debt securities	26,953	—	26,953	—
U.S. treasuries	12,269	12,269	—	—
U.S. government debt securities	1,999	—	1,999	—
Asset backed securities	16,557	—	16,557	—
Total short-term marketable securities	108,346	12,269	96,077	—
Long-term marketable securities:
Corporate debt securities	1,631	—	1,631	—
U.S. treasuries	2,986	2,986	—	—
Total long-term marketable securities	4,617	2,986	1,631	—
Total	$194,275	$94,536	$99,739	$—

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

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	September 30,	December 31,
	2022	2021
Computer equipment and software	$1,051	$987
Furniture and fixtures	2,285	2,113
Laboratory equipment	25,343	24,679
Leasehold improvements	17,676	14,128
	46,355	41,907
Less accumulated depreciation and amortization	(27,018)	(22,276)
Construction-in-progress	2,335	1,991
Total property and equipment, net	$21,672	$21,622

Depreciation and amortization expense was $1.7 million and $4.8 million for the three and nine months ended September 30, 2022, respectively, and $1.6 million and $4.8 million for the three and nine months ended September 30, 2021, respectively.

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations.

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of September 30, 2022. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $8.3 million ROU Asset and a $13.1 million lease liability on the condensed consolidated balance sheet as of September 30, 2022. The Company recorded a $8.7 million ROU Asset and a $13.9 million lease liability on the condensed consolidated balance sheet as of December 31, 2021.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. As of September 30, 2022, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021.

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

The Company’s facility located at 21 Erie Street in Cambridge, Massachusetts is leased pursuant to a 24-month non-cancelable operating lease (the “21 Erie Lease”), which the Company entered into in September 2018. The 21 Erie Lease has since been amended five times, as a result of which the lease term extends through June 2023.

In March 2021, the Company entered into a 17-month operating lease (the “Cambridge Storage Lease”) for additional office and laboratory storage space in Cambridge, Massachusetts, which commenced on April 1, 2021. The

Company also paid an insignificant cash security deposit. The Cambridge Storage Lease was amended in June 2022 to extend the lease term through June 30, 2023.

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. Of the $0.7 million security deposits, $0.4 million was recorded in prepaids and other assets on the Company’s condensed consolidated balance sheet and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of September 30, 2022. Security deposits of $0.7 million are recorded in deposits and other long-term assets on the Company’s condensed consolidated balance sheet as of December 31, 2021.

Boston Lease

The Company plans to occupy a newly-built facility in Boston, Massachusetts, with office and laboratory space, in 2023 pursuant to a 120-month operating lease (the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements. The Company’s obligation to pay rent is expected to commence in the second half of 2023, subject to free rent periods of three and six months with respect to certain premises. The Company expects to be provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease is expected to expire in 2033. The Boston Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In connection with the Boston Lease and as a security deposit thereunder, the Company has provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of September 30, 2022, none of the irrevocable letter of credit amount had been drawn.

As of September 30, 2022, the Company has not recognized a ROU Asset or lease liability for the Boston Lease as it did not control the underlying assets at any time in the nine months ended September 30, 2022. Under the Boston Lease, the Company is obligated to make minimum lease payments of approximately $79.1 million for the years from 2023 to 2033, which includes rent abatement during the free rent periods.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in the Company’s condensed consolidated statements of operations and comprehensive income (loss), were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Lease cost
Operating lease cost	$2,112	$1,922	$6,633	$5,743
Total lease cost	$2,112	$1,922	$6,633	$5,743

Supplemental information related to leases was as follows:

	Nine Months Ended September 30,
	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$6,467	$5,902
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$1,959	$6,562
Weighted-average remaining lease term (years):
Operating leases	5.0	5.4
Weighted-average discount rate:
Operating leases	7.5%	7.3%

As of September 30, 2022, minimum annual rental payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2022 (remaining three months)	$2,523
2023	9,192
2024	12,527
2025	10,658
2026	10,376
Thereafter	62,812
Total minimum payments	108,088
Less: Amounts representing interest expense	(5,310)
Less: Amounts representing lease payments under the Boston Lease	(79,701)
Present value of future minimum lease payments	23,077
Less: Current portion of lease liability	(6,325)
Noncurrent portion of lease liability	$16,752

Agreements with CROs

In September 2017, the Company entered into a contract research and development agreement with a third-party contract research organization (“CRO”) to provide research, analysis and antibody samples to further the Company’s development of its antibody drug candidates. In June 2022, the Company notified the CRO of its intent to terminate the agreement effective in August 2022. The Company is also obligated to pay the CRO certain milestone payments of up to an aggregate of $36.4 million on achievement of specified events. None of these events had occurred as of September 30, 2022. During the three and nine months ended September 30, 2022, the Company had no research and development expense under the agreement. During the three and nine months ended September 30, 2021, the Company had immaterial research and development expense under the agreement.

In May 2019, the Company entered into a contract research and testing agreement with another third-party CRO to provide antibody discovery related services. In March 2022, the Company notified that CRO of its intent to terminate the agreement effective in May 2022. Under the agreement, the Company is obligated to pay the CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of September 30, 2022. No research and development expense was recorded under the agreement during the three and nine months ended September 30, 2022 and 2021.

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

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Prepaid research and development-related expenses	$4,839	$2,672
Net contract asset	—	1,385
Collaboration receivable	291	688
Prepaid insurance	52	1,769
Interest and other receivables	529	292
Facilities-related deposits	384	—
Other	796	866
Total prepaid expenses and other current assets	$6,891	$7,672

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2022	2021
Lease security deposits	$934	$1,305
Prepaid research and development-related expenses	1,123	1,047
Prepaid rent	3,475	—
Total deposits and other long-term assets	$5,532	$2,352

8. Debt

In July 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides the Company a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, the Company drew $20.0 million from the first tranche and can draw up to an additional $10.0 million through March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available upon the Company meeting certain milestones set forth in the Loan Agreement. The term loan is secured by substantially all of the Company’s assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

Borrowings under the Loan Agreement bear interest (i) at an annual cash rate equal to the greater of (x) the lesser of (1) the prime rate (as customarily defined) and (2) 5.50%, in either case, plus 3.15%, and (y) 7.15% and (ii) at an annual payment-in-kind rate which may equal 2.00%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential six-month and one-year extension upon satisfaction of certain conditions. In addition, the Company paid a $150,000 facility charge upon closing, and must pay a facility charge equal to 0.50% of the principal amount of any borrowings made pursuant to the amounts under the last four tranches.

All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on July 19, 2027. At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings, plus accrued and unpaid interest thereon and fees and expenses, subject to a prepayment premium ranging from zero to 2.5%, during the first three years after closing, depending on the year of such prepayment. Upon repayment of the term loan, the Company is required to make a final payment fee to the lenders equal to 5.75% of the aggregate original principal amount of the loan. Debt issuance costs have been treated as debt discounts on the Company’s condensed consolidated balance sheet and together with the final payment are being amortized to interest expense throughout the life of the term loan using the effective interest rate method.

Beginning on April 1, 2023, so long as the Company’s market capitalization is equal to or less than $400.0 million, the Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones.

The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect on the Company, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of the Company and its subsidiaries, taken as a whole. As of September 30, 2022, the Company is in compliance with all covenants in the Loan Agreement.

As of September 30, 2022, there were unamortized issuance costs and debt discounts of $1.9 million which were recorded as a direct deduction from the term loan on the condensed consolidated balance sheet. Interest expense related to the Loan Agreement was $0.5 million for the three and nine months ended September 30, 2022. The effective interest rate on the term loan, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13%. The components of the long-term debt balance are as follows:

September 30,
2022
Principal loan balance	$20,000
Final fee	1,150
Unamortized debt discount and issuance costs	(1,869)
Long term debt, net	$19,281

As of September 30, 2022, the estimated future principal payments due (excluding the final payment fee) were as follows:

2022 (remaining three months)	$—
2023	—
2024	—
2025	7,092
2026	7,712
2027	5,196
Total principal payments	$20,000

9. Collaboration and License Agreements and Grant Revenue

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”) to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with bluebird’s restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of September 30, 2022, and no royalties were due from the sale of licensed products.

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

2seventy may terminate the 2seventy Agreement by giving a 120-day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early, the agreement has a term that ends upon the last payment owed by the Company on a licensed product. The 2seventy Agreement may be terminated for cause by either party based on an uncured material breach by the other party or bankruptcy of the other party. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to 2seventy under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, all of 2seventy’s payment obligations that have not yet accrued related to future milestone and royalty payments will be reduced by 50% for the remainder of the agreement term.

The Company concluded that 2seventy is a customer, and the contract is not subject to guidance on collaborative arrangements. This is because the Company granted 2seventy a license to the Company’s intellectual property and provided research and development services, all of which are outputs of the Company’s ongoing activities, in exchange for consideration.

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

The Company recognized $0.2 million and $6.5 million, respectively, during the three and nine months ended September 30, 2022, and $0.8 million and $2.1 million, respectively, during the three and nine months ended September 30, 2021 in collaboration revenue under the 2seventy Agreement. The amount of collaboration revenue recognized during the nine months ended September 30, 2022 included a cumulative catch-up adjustment increasing contribution revenue by $5.5 million, respectively, due to revisions to estimated costs to complete the remaining performance obligation. The adjustment resulted in a decrease in the Company’s loss from operations of $5.5 million and a decrease in loss per share of $0.06 for the nine months ended September 30, 2022. Deferred revenue of $2.2 million and $8.7 million was recorded on the condensed consolidated balance sheets in both current and long-term liabilities as of September 30, 2022 and December 31, 2021, respectively. Deferred revenue relates to the performance obligations identified under the 2seventy Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through August 2023.

Changes in the deferred revenue balance during the nine months ended September 30, 2022 for the 2seventy Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$8,725
Additions	—
Deductions	(6,488)
Balance at September 30, 2022	$2,237

There were no receivables or net contract assets recorded as of September 30, 2022 and December 31, 2021 associated with the 2seventy Agreement.

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

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of September 30, 2022, and no royalties were due from the sale of licensed products.

Gilead may terminate the Gilead Collaboration Agreement for convenience by giving a 90-day prior written notice to the Company at any time after the effective date of the agreement. Unless terminated early, the agreement has a term that ends upon the expiration of the royalty term, or, if the Option is not exercised, by the end of the Option term. The Gilead Collaboration Agreement may be terminated for cause by either party based on an uncured material breach by the other party, insolvency of the other party, or patent challenge. Upon early termination, all ongoing activities under the agreement and all mutual collaboration, development and commercialization licenses and sublicenses will terminate. The licenses granted by the Company to Gilead under the licensed intellectual property will remain in effect in accordance with their respective terms. Additionally, if terminated early by Gilead for convenience or by the Company for material breach or insolvency, all of Gilead’s payment obligations for reimbursable costs or for future milestone and royalty payments remain. If terminated early by Gilead for material breach or insolvency, all of Gilead’s unaccrued payment obligations related to future milestone and royalty payments will be reduced by 50% for the remainder of the agreement term. Furthermore, Gilead may terminate the Gilead Supply Agreement without cause by giving six months prior written notice and may terminate any active orders with 60-day notice without terminating the agreement, and either party may terminate based on an uncured material breach, insolvency of the other party, or in the event that the Gilead Collaboration Agreement is terminated. Upon termination, the Company will deliver all supply products that have been produced and destroy, reimburse or deliver materials that Gilead has reimbursed, and Gilead must pay for any manufacturing costs that the Company has actually incurred or committed to pay, including any cancellation costs owed to subcontractors.

The Company concluded that Gilead is a customer and therefore revenue recognition should be accounted for in accordance with ASC 606, because the Company granted to Gilead licenses to its intellectual property and will provide research and development services and Product Supply, all of which are outputs of the Company’s ongoing activities, in exchange for consideration. The Option, if exercised by Gilead, will be considered a modification that increases the scope of the arrangement beyond the Option term.

The Company identified the following performance obligations under the Gilead Collaboration Agreement: (i) licenses including an exclusive (in the HIV field), royalty-free, worldwide collaboration license and transfer of know-how and an exclusive (in the HIV field) worldwide, royalty-bearing development and commercialization license subject to restrictions on its use during the Option term and an exclusive option to release such restrictions; (ii) preclinical research and development activities, manufacturing-related activities, and participation on a Joint Steering Committee; and (iii) product supply, including research and GMP product, until Gilead completes its first GMP batch, and participation on a Joint Manufacturing Team.

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of September 30, 2022 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and nine months ended September 30, 2022, the Company did not record any license revenue. For the three and nine months ended September 30, 2022, the Company recorded $0.2 million and $1.5 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. For the three months ended September 30, 2021, the Company did not record any license revenue, while $38.6 million was recognized as license revenue for the nine months ended September 30, 2021. For the three and nine months ended September 30, 2021, the Company recognized $1.6 million and $4.1 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. There was no contract asset recorded on the condensed consolidated balance sheet as of September 30, 2022. A contract asset of $1.4 million was recorded on the condensed consolidated balance sheet as of December 31, 2021 for supply costs that were incurred during the year ended December 31, 2021, but not billable until future periods when the asset is released. The contract asset relates to the performance obligations yet to be satisfied identified under the Gilead Collaboration Agreement. There was $0.1 million recorded as deferred revenue as of September 30, 2022 and no deferred revenue as of December 31, 2021 associated with the Gilead Collaboration Agreement.

Changes in the contract asset and deferred revenue balance during the nine months ended September 30, 2022 for the Gilead Collaboration Agreement are as follows (in thousands):

	Contract Asset	Deferred Revenue
Balance at December 31, 2021	$1,385	$—
Additions	123	122
Deductions	(1,508)	(1)
Balance at September 30, 2022	$—	$121

There was $0.2 million and $0.7 million of receivables recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of September 30, 2022 and December 31, 2021, respectively, associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. As of September 30, 2022, deferred contract acquisition costs were zero. Deferred contract acquisition costs amortized during the three and nine months ended September 30, 2022 and 2021 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus Biopharma Corporation (“Arbutus”) and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of this agreement were modified by an amendment in July 2018 (such amended license agreement, the “Arbutus License Agreement”). Under the Arbutus License Agreement, Arbutus granted the Company exclusive license rights under certain intellectual property related to Arbutus’ lipid nanoparticle (“LNP”) technology. During the three and nine months ended September 30, 2022 and 2021, the Company had no research and development expense under the Arbutus License Agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the U.S. Food and Drug Administration (the “FDA”), the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of September 30, 2022, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of September 30, 2022, and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. Genevant is a spin-off of Arbutus, and the 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the nine months ended September 30, 2022.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $141.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the nine months ended September 30, 2021. None of the other milestone events had occurred as of September 30, 2022.

Coalition for Epidemic Preparedness Innovations (CEPI)

On August 14, 2021, the Company entered into the CEPI Funding Agreement with CEPI, under which CEPI agreed to provide funding of up to $20.6 million to the Company to advance the Company’s CORAL program, a second-generation COVID-19 vaccine program, with an initial clinical trial in South Africa. Under the terms of the agreement, CEPI is funding a multi-arm Phase 1 study evaluating the CORAL program’s samRNA vaccine in naïve, convalescent, and HIV+ patients. The study is evaluating three different samRNA vaccine constructs that each target both the spike protein and other SARS-CoV-2 targets and are designed to drive both robust B and T cell immune responses. The funding is also supporting pre-clinical studies, scale-up and formulation development to enable manufacturing of large quantities of stable vaccine product.

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

The scope and continuation of the CEPI Funding Agreement may be amended depending on ongoing developments of the COVID-19 outbreak and the success of the Company’s COVID-19 vaccine candidate developed under the CEPI Funding Agreement relative to other third-party COVID-19 vaccine candidates or treatments. If the World Health Organization (“WHO”), CEPI or a regulatory authority having jurisdiction over a clinical trial performed under the CEPI Funding Agreement determines that a third-party product candidate has substantially greater potential than the Company’s COVID-19 vaccine candidate developed under the CEPI Funding Agreement and should be prioritized instead for a particular trial, the Company must consider in good faith any written request of CEPI not to proceed with a clinical trial of such COVID-19 vaccine candidate; however the determination of whether or not to proceed with such trial shall be made by the Company in its sole discretion. In addition, CEPI has the right to unilaterally terminate the CEPI Funding Agreement upon prior written notice if CEPI determines that (i) there are material safety, regulatory, scientific misconduct or ethical issues with the project undertaken by the Company under the CEPI Funding Agreement, (ii) the project undertaken by the Company under the CEPI Funding Agreement should be terminated, (iii) the Company becomes unable to discharge its obligations under the CEPI Funding Agreement, (iv) the Company fails to meet certain criteria set forth in the CEPI Funding Agreement, or (v) the Company commits fraud or a financial irregularity, as such terms are defined in the CEPI Funding Agreement.

In December 2021, the Company and CEPI entered into an amendment to the CEPI Funding Agreement, under which CEPI agreed to provide additional funding up to $5.0 million, for a total of up to $25.6 million, to the Company to conduct a Phase I clinical trial of the Company’s Omicron vaccine candidate in South Africa.

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021, and the second tranche of funding of $2.7 million was received in April 2022.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the agreement are incurred. During the three and nine months ended September 30, 2022, the Company recognized grant revenue of $2.3 million and $6.9 million, respectively, under the CEPI Funding Agreement. During the three and nine months ended September 30, 2021, the Company recognized grant revenue of $0.2 million under the CEPI Funding Agreement. As of September 30, 2022 and December 31, 2021, short term deferred revenue of $4.9 million and $9.4 million, respectively, was recorded on the condensed consolidated balance sheet. Deferred revenue will be recognized over the period in which the CEPI Funding Agreement activities related to the first and second tranches of funding are expected to take place, which is currently estimated to be through the first half of 2023. As of September 30, 2022 and December 31, 2021, $4.9 million and $9.4 million, respectively, was recorded as short-term restricted cash on the condensed consolidated balance sheet.

Changes in the deferred revenue balance during the nine months ended September 30, 2022 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$9,379
Additions	2,697
Deductions	(7,166)
Balance at September 30, 2022	$4,910

Gates Foundation

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation (the “Gates Grant Agreement”), which provides funding for the Company’s development of an optimal immunogen in the context of a therapeutic human papillomavirus (“HPV”) vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and future funding of $1.0 million is expected to be received by the Company in the first quarter of 2023, for a total grant amount of up to $3.2 million.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. The Company did not recognize any grant revenue under the Gates Grant Agreement in 2021. During the three and nine months ended September 30, 2022, the Company recognized $0.3 million and $0.8 million, respectively, in revenue under the Gates Grant Agreement. As of September 30, 2022, restricted cash and short-term deferred revenue of $1.4 million was recorded on the condensed consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the first tranche of funding are expected to take place, which is currently estimated to be through the first half of 2023.

Changes in the deferred revenue balance during the nine months ended September 30, 2022 for the Gates Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$2,225
Additions	—
Deductions	(805)
Balance at September 30, 2022	$1,420

10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of September 30, 2022 and December 31, 2021, no shares of preferred stock were issued and outstanding.

As of September 30, 2022 and December 31, 2021, there were 73,134,051 and 69,047,878 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

Sale of Common Stock and Pre-Funded Warrants

In October 2019, the Company filed a Registration Statement on Form S-3 (the “2019 Shelf Registration Statement”) with the SEC, covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The 2019 Shelf Registration Statement included a prospectus supplement covering the issuance and sale of up to $75.0 million of the Company’s common stock, from time to time, through an “at-the-market” offering program (the “2019 ATM Offering Program”) under the Securities Act of 1933, as amended (the “Securities Act”). The SEC declared the 2019 Shelf Registration Statement effective on November 8, 2019.

In connection with the 2019 ATM Offering Program, in October 2019, the Company entered into a sales agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which Cowen acts as the Company’s sales agent and, from time to time, offers and sells shares of the Company’s common stock having an aggregate offering price of up to $75.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2019 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2019 ATM Offering Program up to $50,000. During the year ended December 31, 2021, the Company issued and sold 3,990,869 shares of its common stock through its 2019 ATM Offering Program and received net proceeds of approximately $36.6 million, net of commissions and other offering costs. During the nine months ended September 30, 2022, there have been no sales of shares of the Company’s common stock through its 2019 ATM Offering Program.

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

In March 2022, the Company filed a Registration Statement on Form S-3 with the SEC (the “2022 Shelf Registration Statement”), covering the offering of up to $250.0 million of common stock, preferred stock, debt securities, warrants and units. The 2022 Shelf Registration Statement included a prospectus supplement covering the issuance and sale of up to $100.0 million of the Company’s common stock, from time to time, through an “at-the-market” offering program (the “2022 ATM Offering Program”) under the Securities Act. The SEC declared the 2022 Shelf Registration Statement effective as of May 6, 2022.

In connection with the 2022 ATM Offering Program, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen, pursuant to which Cowen will act as the Company’s sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering Program up to $50,000. As of September 30, 2022, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $0.2 million, net of commissions and offering costs, pursuant to the issuance of 95,000 shares of its common stock.

Common Stock Warrants

As of September 30, 2022, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	13,573,704

During the nine months ended September 30, 2022, 3,442,567 warrants were exercised, resulting in the Company issuing 3,442,567 shares of common stock. No warrants were exercised during the three and nine months ended September 30, 2021.

11. Stock-Based Compensation

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

In September 2018, the Company’s board of directors approved the 2018 Plan. Under the 2018 Plan, a total of 2,690,000 shares of common stock were initially reserved for issuance under the 2018 Plan, plus the number of shares remaining available for future awards under the 2015 Plan, as of the effective date of the 2018 Plan. The number of shares of common stock reserved for issuance under the 2018 Plan automatically increases on January 1 of each year, beginning on January 1, 2019 and continuing through and including January 1, 2028, by 4% of the total number of shares of the Company’s outstanding stock on December 31 of the preceding calendar year, or a lesser number of shares determined by the Company’s board of directors. The 2018 Plan provides, among other things, for the grant of options, stock appreciation rights, restricted stock awards, restricted stock unit awards and performance bonus awards.

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

Material Features of the 2021 Employment Inducement Incentive Award Plan

In April 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “2021 Plan”), pursuant to Nasdaq Listing Rule 5635(c)(4). The principal purpose of the 2021 Plan is to enhance our ability to attract, retain and motivate employees who are expected to make important contributions to us by providing such individuals with equity ownership opportunities. Awards granted under the 2021 Plan are intended to constitute “employment inducement awards” under Nasdaq Listing Rule 5635(c)(4), and, as such, the 2021 Plan is intended to be exempt from the Nasdaq Listing Rules regarding shareholder approval of stock option and stock purchase plans. A total of 790,400 shares of our common stock (the “Share Limit”) were initially reserved for issuance under the 2021 Plan. The Share Limit may be increased by the Company’s board of directors. The 2021 Plan provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, stock appreciation rights, and other stock-based and cash-based awards. The 2021 Plan does not provide for the grant of incentive stock options. Awards under the 2021 Plan may be granted to eligible employees who are either new employees or who are commencing employment with the Company or one of its subsidiaries following a bona fide period of non-employment with the Company, and for whom such awards are granted as a material inducement to commencing employment with the Company or one of its subsidiaries. Awards under the 2021 Plan may not be granted to the Company’s consultants or non-employee directors.

The 2021 Plan is administered by our board of directors and, to the extent the Company’s board of directors delegates its authority to it, the Company’s compensation committee. In the event of a change in control in which the Company’s successor refuses to assume or substitute any outstanding award under the 2021 Plan, the vesting of such award will accelerate in full. The Company’s board of directors may terminate, amend, or modify the 2021 Plan at any time, provided that no termination or amendment may materially impair any rights under any outstanding award under the 2021 Plan without the consent of the holder.

On April 21, 2022, the Company’s board of directors increased the number of shares available under the 2021 Plan by 700,000 shares.

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	3,459,187	5,107,335	$9.82	8.13	$17,153
Authorized	3,461,915	—	$—
Granted	(3,289,384)	2,939,211	$4.88
Exercised	—	(140,000)	$1.03
Cancelled	1,054,304	(911,676)	$8.61
Balance at September 30, 2022	4,686,022	6,994,870	$8.07	8.22	$532
Vested and exercisable at September 30, 2022		3,008,491	$9.15	7.24	$354
Vested and expected to vest at September 30, 2022		6,400,481	$8.19	8.14	$504

For the nine months ended September 30, 2022 and 2021, the total intrinsic value of stock option awards exercised was $0.4 million and $5.4 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of September 30, 2022, $15.9 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.6 years. The total fair value of shares vested during the nine months ended September 30, 2022 was $2.6 million.

Stock-based compensation expense and awards granted to non-employees were $0.5 million and immaterial for the nine months ended September 30, 2022 and 2021.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 1 or 2-year period. The following table summarizes our restricted stock unit activity during the nine months ended September 30, 2022:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2021	708,800	$5.29
Issued	350,173	$5.46
Vested	(353,300)	$5.29
Canceled/Forfeited	(142,628)	$5.35
Outstanding, unvested at September 30, 2022	563,045	$5.38

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Research and development expenses	$1,615	$1,688	$5,083	$5,033
General and administrative expenses	1,449	1,131	4,466	2,720
Total	$3,064	$2,819	$9,549	$7,753

12. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net income (loss) per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Numerator:
Net loss	$(29,966)	$(28,118)	$(88,397)	$(45,313)
Denominator:
Weighted-average common shares outstanding, basic and diluted	86,597,405	77,775,497	86,441,212	76,837,503
Net loss per share, basic and diluted	$(0.35)	$(0.36)	$(1.02)	$(0.59)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share (see Note 10). The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date.

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2022	2021
Options issued and outstanding and ESPP shares issuable and outstanding	7,117,085	5,281,474
Restricted stock subject to future vesting	563,045	—
Total	7,680,130	5,281,474

13. Subsequent Events

In October 2022, the Company completed a PIPE financing transaction, in which it sold 6,637,165 shares of its common stock at a price of $2.26 per share and pre-funded warrants to purchase an aggregate of 13,274,923 shares of common stock at a per warrant share price of $2.2599 pursuant to a securities purchase agreement entered into on October 24, 2022. The Company received aggregate gross proceeds of approximately $45.0 million before deducting placement agent commissions and offering expenses. The pre-funded warrants will expire when exercised in full, will have a nominal exercise price of $0.0001 per share, and are immediately exercisable upon issuance. The exercise price and number of shares of Common Stock issuable upon the exercise of the pre-funded warrants will be subject to adjustment in the event of any stock dividends and splits, reverse stock split, recapitalization, reorganization or similar transaction, as described in the pre-funded warrants.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this report, and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2021. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, statements related to the potential of Gritstone’s programs. Such forward-looking statements involve substantial risks and uncertainties that could cause the outcome of Gritstone’s programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements, including interim results obtained may differ from those at completion of the studies and clinical trials. Such risks and uncertainties include, among others, the uncertainties inherent in the drug development process, including Gritstone’s programs’ clinical development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, Gritstone’s ability to successfully establish, protect and defend its intellectual property and other matters that could affect the sufficiency of existing cash to fund Gritstone’s operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors”. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

Overview

We discover, develop, manufacture and deliver next generation cancer and infectious disease vaccine candidates with the aim of improving patient outcomes and eliminating disease. The immune system sits at the nexus of many diseases, and manipulation of the immune system has enormous potential to drive transformational therapeutic and preventative benefits. Our approach seeks to generate a potent and durable therapeutic or protective immune response by leveraging insights into the immune system’s ability to recognize and destroy diseased cells and eliminate virally-infected cells. Specifically, we focus on the induction of T cells, critical but underexplored components in treatment and prevention of disease, to generate differentiated immune responses that extend and improve the quality of life.

Our programs are built on two key platforms. The first platform is our proprietary EDGE™ epitope identification platform, which enables us to identify antigens that can be recognized by the immune system on tumors or virally-infected cells with a high degree of accuracy. The second platform is our potent, flexible, vaccine platform, which we have engineered to deliver immunogens to the immune system to drive the destruction of tumors or virally-infected cells. Our vaccine platform leverages our two proprietary vaccine vectors, self-amplifying mRNA (samRNA) and chimpanzee adenovirus (ChAd). We utilize these “mix and match” vectors in a variety of ways, including as a heterologous prime-boost (one vector followed by the other) or homologous prime-boost (use the same vector twice). Together, these proprietary and synergistic technologies enable us to build robust and distinct pipelines in oncology and infectious disease. Additionally, our in-house manufacturing capabilities enable us to drive down cost and production time, as well as maintain control over intellectual property and product quality of our products.

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

The success of first-generation mRNA vaccines for SARS-CoV-2 (Comirnaty® and Spikevax) has validated mRNA as a vaccine technology and we believe the samRNA vector has the potential to offer key benefits over mRNA, including dose sparing and more potent CD8+ T cell induction, within both oncology and viral diseases.

Chimpanzee Adenovirus (ChAd)

Chimpanzee Adenoviral (ChAd) vectors have been utilized in clinical studies in infectious disease and oncology over the last 20 years and have been demonstrated to be well tolerated and effective at generating rapid and substantial CD4+ and CD8+ T cell responses. Additionally, ChAd vectors can induce B cell immune responses, i.e., elicit nAbs.

In-house Manufacturing

We manufacture our product candidates at our own fully integrated current good manufacturing practice (cGMP) biomanufacturing facilities. Our ability to control the manufacturing of high-quality tumor-specific immunotherapy and infectious disease vaccine candidates, and scale production, if early data are positive, is critical for efficient clinical development of our vaccine candidates and commercialization.

Our manufacturing know-how also contributes to our translational science and optimization of our production candidates. Through our work, we gain insights from “bench to manufacturing to bedside” and back. We translate such insights across functions and systems to optimize antigen cassette design, dose and vaccine regimen to induce differentiated immune response.

Clinical Programs

The table below summarizes key information about our ongoing clinical trials.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	1/2	Enrollment Complete; Treatment Ongoing	Early stage & advanced solid tumors	—	Gritstone
GRANITE	2/3	Enrolling; Treatment Ongoing	MSS-CRC* first line maintenance	—	Gritstone
GRANITE	2	Terminated	MSS-colon cancer adjuvant	—	Gritstone
SLATE	1/2	Complete	p53, KRAS Advanced Solid Tumors	—	Gritstone
SLATE	2	Enrolling	KRASmut	—	Gritstone
CORAL	1	Enrollment Complete	COVID-19 naïve & booster	NIAID, IDCRC	Gritstone
CORAL	1	Enrollment Complete	COVID-19 booster	—	Gritstone
CORAL	1	Enrolling	COVID-19 in South Africa (naïve, convalescent, HIV+)	CEPI	Gritstone
HIV	1	Ongoing	HIV treatment/cure	Gilead Sciences	Gilead**

* MSS-CRC = microsatellite stable colorectal cancer

** Gilead is responsible for conducting a Phase 1 study

COVID-19 Update

Since the COVID-19 pandemic began, providers of healthcare services have had to deal with significant strains on their operations. These strains have affected all healthcare institutions, including those where we conduct our clinical trials, with some institutions prohibiting or postponing the initiation of new clinical trials, slowing or halting enrollment in existing trials and restricting the on-site monitoring of clinical trials. Although our operations have not been materially impacted by the COVID-19 pandemic, we have experienced slowing of patient recruitment and sample collection in our ongoing clinical trials. Additionally, as a result of the COVID-19 pandemic, competition for potential patients in our trials may be further exaggerated as a result of multiple clinical site closures. To date, the COVID-19 pandemic has not materially affected our supply chain or production schedule, but further escalation of the health crisis has the potential to cause delays in our supply chain and manufacturing operations, which could materially adversely impact our business.

In response to the COVID-19 pandemic, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines, and transitioned to a flexible work environment, where employees who can work from home effectively are allowed to do so. We have implemented virtual meeting and messaging technology and encourage employees to follow local health authority guidance. As the pandemic and its impacts continue to evolve, we may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine such actions to be in the best interests of our employees.

Oncology Program Updates

We are developing a portfolio of vaccine-based cancer immunotherapy product candidates using a heterologous prime (ChAd)/boost (samRNA) approach aimed at the highly targeted activation of tumor-specific neoantigens (TSNA) in solid tumors. Our two clinical-stage programs (GRANITE, which is “individualized” and SLATE, which is “off-the-shelf”) aim to induce a substantial neoantigen-specific CD8+ T cell response using neoantigen-containing immunotherapies. GRANITE patients receive a product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In contrast, SLATE patients receive an off-the-shelf product candidate made for a subset of patients based on common driver mutations.

GRANITE Individualized Vaccine Program for Solid Tumors

Our first oncology program, GRANITE, consists of individualized neoantigen-based immunotherapy candidates for solid tumors. GRANITE was granted Fast Track designation by the FDA for the treatment of microsatellite stable colorectal cancer (MSS-CRC).

In an ongoing Phase 1/2 study evaluating GRANITE in combination with checkpoint inhibitors for patients with MSS-CRC that have been treated with FOLFOX/FOLFIRI therapy as well as in patients with gastro-esophageal (GEA) cancer that have been treated with platinum-based chemotherapy, GRANITE has shown to be generally well-tolerated, with no dose limiting toxicities, and demonstrated consistent and potent immunogenicity (CD8+ neoantigen-specific T cell induction in all subjects), in addition to tumor lesion size reductions and molecular responses as measured by reduction in circulating tumor DNA (cDNA). Initial results from this study were presented during the European Society of Medical Oncology (ESMO) Congress in September 2021, and follow-up for patients in the study continues. As of the August 5, 2021 data cutoff, 4 of 9 treated patients with MSS-CRC had a molecular response. Patients who demonstrated molecular response had median overall survival of >17 months (median not reached) whereas those without molecular response exhibited a median overall survival of 7.8 months, consistent with expected outcomes in 3rd line treatment of MSS-CRC. As of the next data cutoff on May 9, 2022, the observed median overall survival in this group exceeded 18 months with median OS not yet reached. All patients with MSS-CRC assessed for molecular response and alive at the time of our ESMO 2021 data presentation remained alive after an additional 35 weeks of follow-up. We believe these data demonstrate a correlation between a decrease in ctDNA and extended overall survival. Interim results from the Phase 1/2 study were published in Nature Medicine in August 2022 (“Individualized, heterologous chimpanzee adenovirus and self-amplifying mRNA neoantigen vaccine for advanced metastatic solid tumors: phase 1 trial interim results”).

In the first quarter of 2022, we initiated a randomized Phase 2/3 study (GRANITE-CRC-1L, NCT05141721), evaluating GRANITE as a maintenance treatment in patients with newly diagnosed, metastatic MSS-CRC who have completed FOLFOX-bevacizumab induction therapy. This Phase 2/3 study has registrational intent and has been discussed with the FDA. In support of this study, we entered into a clinical trial collaboration and supply agreement with F. Hoffman-La Roche Ltd to evaluate the safety and tolerability of GRANITE in combination with TECENTRIQ (atezolizumab). Enrollment in GRANITE-CRC-1L study is ongoing, and the first patient was treated in July 2022. Initial data from GRANITE-CRC-1L are expected in the fourth quarter of 2023. In August 2022, we terminated the GRANITE-ADJUVANT study (NCT05456165), a randomized Phase 2 trial evaluating GRANITE in patients with stage II/III colon cancer who are circulating tumor DNA (ctDNA)+ after definitive surgery, due to reprioritization of resources. No patients had been enrolled at the time of study termination.

SLATE “Off the shelf” Vaccine Program for Solid Tumors

Our second oncology program, SLATE, consists of “off-the-shelf”, TSNA-directed immunotherapy product candidates. SLATE contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, which distinguishes it as a potential off-the-shelf alternative candidate to

GRANITE. Our long-term vision for the SLATE program is to develop a suite of novel vaccine candidates that target common tumor antigens to broaden addressable patient population and drive multiple antigens per patient.

The first version of SLATE (SLATE v1) was studied in a Phase 1/2 study, in collaboration with Bristol-Myers Squibb, in 26 patients with metastatic solid tumors, most of whom had KRAS-mutant tumors largely focused on non-small cell lung cancer (NSCLC), MSS-CRC, and pancreatic ductal adenocarcinoma. In the initial part of this study, which was focused on KRAS and p53 mutations, SLATE v1 demonstrated induction of CD8+ T cells against multiple KRAS driver mutations, and greatest activity was observed in a subset of NSCLC patients with the KRASmut G12C mutations. Although these initial outcomes were promising, we believed our SLATE candidate could be further optimized to maximize potential clinical benefit.

Subsequently, we developed a next-generation, optimized SLATE candidate, SLATE-KRAS, (formerly referred to as SLATE v2) that exclusively includes epitopes from mutated KRAS and exhibited immunogenic superiority over v1 in human HLA-transgenic mice. SLATE-KRAS is now in Phase 2 testing under the same IND and protocol as SLATE v1 in patients with advanced NSCLC and CRC. We disclosed the initial results from the Phase 2 portion of the Phase 1/2 study, including data from both SLATE v1 and SLATE-KRAS, at the 2022 AACR Annual Meeting in April 2022 and at the 2022 ESMO Congress in September 2022. These data demonstrate a favorable safety and tolerability profile, support the potential of SLATE-KRAS to drive stronger CD8+ T cell responses to mutant KRAS than SLATE v1 and provide early signals of efficacy as measured by reduction in ctDNA (molecular response). Specifically, we saw a molecular response rate (MRR) of 39% in evaluable patients with advanced NSCLC and CRC, a figure consistent with the MRR seen in the Phase 1/2 studies of GRANITE (MRR of 44%). We believe these initial data also demonstrate a correlation between molecular response and overall survival (OS) among patients with NSCLC. Based on these data, we have begun evaluating moving SLATE-KRAS into additional studies and earlier lines of treatment.

Infectious Disease Program Updates

In early 2021, we initiated two programs in infectious diseases: CORAL, a second-generation prophylactic program against COVID-19, and a collaboration with Gilead Sciences to develop a therapeutic vaccine against HIV. Our infectious disease programs aim to deliver vaccine candidates that induce both B cell and T cell immunity with the potential to drive potent and durable immune response that can be applied for either protective or therapeutic benefit. This approach has demonstrated the ability to generate robust CD8+ T cells and neutralizing antibodies against SARS-CoV-2 in multiple preclinical and clinical studies and is being evaluated against multiple other pathogens in Gritstone-owned and partnered studies. We believe that initially evaluating our approach in SARS-CoV-2 can provide proof of concept for a number of infectious diseases.

CORAL – Second Generation COVID-19 Vaccine Program

Our CORAL program is a second-generation SARS-CoV-2 vaccine platform delivering spike and additional SARS-CoV-2 T cell epitopes. We believe this approach of inducing both neutralizing antibodies and T cell responses could offer the potential for more durable protection and broader immunity against SARS-CoV-2 variants than that provided by first-generation SARS-CoV-2 vaccines and serve as a basis for developing a pan-coronavirus vaccine. Within our CORAL program, we developed an optimized samRNA vaccine candidate that we believe is differentiated from first-generation mRNA vaccines. The program is supported by key relationships with the Gates Foundation, the National Institute of Allergy and Infectious Disease (NIAID), the Coalition for Epidemic Preparedness Innovations (CEPI), and through a license agreement with the La Jolla Institute for Immunology (LJI).

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

We are currently evaluating four distinct SARS-CoV-2 product candidates across three different Phase 1 clinical trials containing Spike plus additional non-Spike T cell epitope (TCE) sequences (and also full-length nucleocapsid). These studies include homologous and heterologous prime-boost regimens. All of these studies are ongoing and data from all are expected in the fourth quarter of 2022.

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

HIV Vaccine Collaboration with Gilead Sciences

In January 2021, we entered into a collaboration, option and license agreement with Gilead Sciences, Inc. (Gilead) to research and develop a vaccine-based immunotherapy for HIV. Together, we plan to develop an HIV-specific therapeutic vaccine using our proprietary prime-boost vaccine platform, comprised of samRNA and adenoviral vectors, with antigens developed by Gilead. The collaboration and the program are progressing well and a Phase I trial is ongoing. If Gilead decides to progress development beyond the Phase 1 study by exercising their exclusive option, the Company will receive a $40.0 million non-refundable option exercise fee.

Preclinical Research Updates

Beyond GRANITE, SLATE, CORAL and the collaboration with Gilead, we continue to apply our broad set of capabilities in oncology and infectious diseases through promising preclinical work and partnerships. These projects include a pan-coronavirus program, a flu program, and a program aiming to develop an optimal immunogen in the context of human papillomavirus (HPV), which is supported by the Gates Foundation.

Components of Our Operating Results

Collaboration and Grant Revenue

We have no products approved for sale and have never generated any revenue from product sales. For the three and nine months ended September 30, 2022, respectively, we recognized $3.0 million and $15.7 million of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, and the grant agreements with CEPI and the Gates Foundation. For the three and nine months ended September 30, 2021, we recognized $2.6 million and $45.1 million for the three and nine months ended September 30, 2021, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, another small collaboration agreement, and the grant agreement with CEPI. See Note 9 to our condensed consolidated financial statements for additional information.

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

Operating Expenses

Research and Development Expenses

Since our inception, we have committed significant resources to our research and development activities, including conducting preclinical studies, manufacturing development efforts and related development activities for our product candidates.

Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

•
External research and development expenses, including:
o
expenses incurred under arrangements with third parties, including clinical research organizations, or CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants;
o
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

Pursuant to our Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically-validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the nine months ended September 30, 2022 and 2021, we had no research and development expense under the agreement.

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the nine months ended September 30, 2022.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA, or samRNA, vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $141.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the nine months ended September 30, 2021. No research and development expense was recorded for the nine months ended September 30, 2022.

We expect our research and development expenses to increase substantially in the future as we continue to advance our product candidates into and through clinical studies and pursue regulatory approval. Such activities are costly and time-consuming and we expect our clinical studies to generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those described in the section entitled “Risk Factors” included in Part II, Section 1A and elsewhere in this report.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
GRANITE program external expenses	$3,088	$3,387	$9,232	$8,767
SLATE program external expenses	604	1,024	2,076	2,935
CORAL program external expenses	2,802	1,193	9,002	2,828
Other program external research and development expenses	5,463	5,996	17,702	19,533
Personnel-related expenses (1)	10,159	8,624	31,117	25,171
Other unallocated research and development expenses	4,320	4,172	12,854	12,090
Total research and development expenses	$26,436	$24,396	$81,983	$71,324

(1)
Personnel-related expenses include stock-based compensation expense of $1.6 million and $5.1 million, respectively, for the three and nine months ended September 30, 2022, and $1.7 million and $5.0 million, respectively, for the three and nine months ended September 30, 2021.

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

Interest Income

Interest income consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists of interest expense related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with the Loan Agreement (as defined below).

Results of Operations

Comparison of the Three and Nine Months Ended September 30, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,
	2022	2021	Change
Revenues:
Collaboration and license revenues	$436	$2,401	$(1,965)
Grant revenues	2,585	213	2,372
Total revenues	3,021	2,614	407
Operating expenses:
Research and development	26,436	24,396	2,040
General and administrative	6,462	6,373	89
Total operating expenses	32,898	30,769	2,129
Net loss from operations	(29,877)	(28,155)	(1,722)
Interest income	462	37	425
Interest expense	(551)	—	(551)
Net loss	$(29,966)	$(28,118)	$(1,848)

	Nine Months Ended September 30,
	2022	2021	Change
Revenues:
Collaboration and license revenues	$7,942	$44,937	$(36,995)
Grant revenues	7,741	213	7,528
Total revenues	15,683	45,150	(29,467)
Operating expenses:
Research and development	81,983	71,324	10,659
General and administrative	22,209	19,251	2,958
Total operating expenses	104,192	90,575	13,617
Net loss from operations	(88,509)	(45,425)	(43,084)
Interest income	663	112	551
Interest expense	(551)	—	(551)
Net loss	$(88,397)	$(45,313)	$(43,084)

Collaboration and License and Grant Revenues

Collaboration and license revenues from our collaboration arrangements and grant revenues were $3.0 million and $15.7 million for the three and nine months ended September 30, 2022, respectively. During the three months ended September 30, 2022, we recognized $0.2 million in collaboration revenue related to the 2seventy Agreement, $0.2 million in collaboration revenue related to the Gilead Collaboration Agreement, $2.3 million in grant revenue from the CEPI Funding Agreement, and $0.3 million in grant revenue from the Gates Foundation. During the nine months ended September 30, 2022, we recognized $6.5 million in collaboration revenue related to the 2seventy Agreement, $1.5 million in collaboration revenue related to the Gilead Collaboration Agreement, $6.9 million in grant revenue from the CEPI Funding Agreement, and $0.8 million in grant revenue from the Gates Foundation. The amount of collaboration revenue recognized related to the 2seventy Agreement during the nine months ended September 30, 2022 included cumulative catch-up adjustments increasing contribution revenue by $5.5 million due to revisions to estimated costs to complete the remaining performance obligation.

Collaboration and license revenues from our collaboration arrangements and grant revenues were $2.6 million and $45.1 million for the three and nine months ended September 30, 2021, respectively. During the three months ended September 30, 2021, we recorded $1.6 million in collaboration revenue related to the Gilead Collaboration Agreement, $0.8 million in collaboration revenue related to the 2seventy Agreement, and $0.2 million in grant revenue related to the CEPI agreement. During the nine months ended September 30, 2021, we recorded $38.6 million in license revenue and $4.1 million in collaboration revenue related to the Gilead Collaboration Agreement, $2.1 million in collaboration revenue related to the 2seventy Agreement, $0.1 million in collaboration revenue related to another small collaboration agreement, and $0.2 million in grant revenue related to the CEPI agreement.

See Note 9 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $26.4 million and $82.0 million for the three and nine months ended September 30, 2022, respectively, and $24.4 million and $71.3 million for the three and nine months ended September 30, 2021, respectively.

The increase of $2.0 million for the three months ended September 30, 2022 compared to the three months ended September 30, 2021 was primarily due to increases of $1.6 million in personnel-related expenses, $1.0 million in outside services, consisting primarily of clinical trial and other chemistry, manufacturing and controls (“CMC”) related expenses, and $0.6 million in facilities-related costs, offset by a decrease of $1.2 million in laboratory supplies.

The increase of $10.7 million for the nine months ended September 30, 2022 compared to the nine months ended September 30, 2021 was primarily due to increases of $6.4 million in personnel-related expenses, $7.1 million in outside services, consisting primarily of clinical trial and other CMC related expenses, and $1.7 million in facilities-related costs, offset by decreases of $2.7 million in laboratory supplies and $1.8 million in milestone and license payments.

General and Administrative Expenses

General and administrative expenses were $6.5 million for the three months ended September 30, 2022 compared to $6.4 million for the three months ended September 30, 2021. The increase of $0.1 million was primarily attributable to an increase of $0.7 million in personnel-related expenses, offset by decreases of $0.4 million in outside services and $0.2 million in facilities-related costs.

General and administrative expenses were $22.2 million for the nine months ended September 30, 2022 compared to $19.2 million for the nine months ended September 30, 2021. The increase of $3.0 million was primarily attributable to increases of $3.7 million in personnel-related expenses, offset by decreases of $0.4 million in outside services and $0.3 million in facilities-related costs.

Interest Income

Interest income was $0.5 million and $0.7 million for the three and nine months ended September 30, 2022, respectively. Interest income was immaterial and $0.1 million for the three and nine months ended September 30, 2021, respectively. The income for both periods represent interest and investment income from cash, cash equivalents and marketable securities.

Interest Expense

Interest expense was $0.6 million for the three and nine months ended September 30, 2022. There was no interest expense for the three and nine months ended September 30, 2021. The interest expense is comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement (as defined below).

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our “at-the-market” offering programs, private placements of our common stock and pre-funded warrants, proceeds from the Loan Agreement (as defined below), and our collaborations, including with the receipt of proceeds under the 2seventy Agreement and the Gilead Collaboration Agreement, and non-dilutive grants from various nonprofit organizations. As of September 30, 2022, we had cash, cash equivalents, and marketable securities of $139.8 million and an accumulated deficit of $489.8 million, compared to cash, cash equivalents, and marketable securities of $206.3 million and an accumulated deficit of $401.4 million as of December 31, 2021. We expect that our cash, cash equivalents, and marketable securities as of September 30, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this report.

In October 2019, we filed the 2019 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $75.0 million worth of shares of our common stock under the 2019 ATM Offering Program. Through September 30, 2022, we have received aggregate proceeds from our 2019 ATM Offering Program of $50.0 million, net of commissions and offering costs, pursuant to the issuance of 5,642,712 shares.

In March 2022, we filed the 2022 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $100.0 million worth of shares of our common stock under the 2022 ATM Offering Program. As of September 30, 2022, we have received $0.2 million in gross proceeds from our 2022 ATM Offering Program and have $99.8 million available thereunder.

In April 2022, we received the second tranche payment of $2.7 million under the CEPI Funding Agreement.

In July 2022, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides us with a 60-month term loan facility for the Company up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, we drew $20.0 million from the first tranche, and we can draw up to an additional $10.0 million through March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available if and when we meet certain milestones set forth in the Loan Agreement. The term loan is secured by substantially all of our assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

Borrowings under the Loan Agreement bear interest (i) at an annual cash rate equal to the greater of (x) the lesser of (1) the prime rate (as customarily defined) and (2) 5.50%, in either case, plus 3.15%, and (y) 7.15% and (ii) at an annual payment-in-kind rate, which may equal 2.00%. We are required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential six-month and one-year extension upon satisfaction of certain conditions. We will also be required to pay a facility charge equal to 0.50% of the principal amount of any borrowings made pursuant to the last four tranches.

All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on July 19, 2027. At our option, we may prepay all or any portion of the outstanding borrowings, plus accrued and unpaid interest thereon and fees and expenses, subject to a prepayment premium ranging from zero to 2.5%, during the first three years after closing, depending on the year of such prepayment. Upon repayment of the term loan, we will be required to make a final payment fee to the lenders equal to 5.75% of the aggregate original principal amount of the loan.

Beginning on April 1, 2023, so long as our market capitalization is equal to or less than $400.0 million, we are subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether we achieve certain performance milestones. Our obligations under the Loan Agreement are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of us and our subsidiaries, taken as a whole.

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

Until we can generate a sufficient amount of revenue from the commercialization of immunotherapy product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through private and public equity offerings, including our “at-the-market” offering programs, debt financings, and potential future collaboration, license and development agreements. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $489.8 million through September 30, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Quarterly Report on Form 10-Q. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2022	2021
Cash used in operating activities	$(85,572)	$(26,899)
Cash provided by (used in) investing activities	33,188	(71,927)
Cash provided by financing activities	18,733	75,883
Net decrease in cash and cash equivalents	$(33,651)	$(22,943)

Cash Used in Operating Activities

During the nine months ended September 30, 2022, cash used in operating activities was $85.6 million, which consisted of net loss of $88.4 million, adjusted by non-cash charges of $21.6 million and net changes in our operating assets and liabilities of $18.8 million. The non-cash charges consisted primarily of depreciation and amortization expense of $4.8 million, stock-based compensation of $9.5 million, non-cash operating lease expense of $6.9 million and net amortization of premiums, discounts on marketable securities of $0.3 million, and amortization of debt discount and issuance costs of $0.1 million. The change in our operating assets and liabilities was primarily due to decreases of $11.6 million in deferred revenue, $0.2 million in accrued compensation, $6.5 million in lease liability, $0.9 million in accounts payable, and $3.2 million in deposits and other long term assets, offset by increases of $1.5 million in accrued and other non-current liabilities, $1.3 million in accrued research and development expenses, and $0.8 million in prepaid expenses and other current assets.

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

Cash Provided by (Used in) Investing Activities

During the nine months ended September 30, 2022, cash provided by investing activities was $33.2 million which consisted of $102.2 million in proceeds from the maturity of marketable securities, offset by $64.6 million in purchases of marketable securities and $4.4 million of capital expenditures to purchase property and equipment.

During the nine months ended September 30, 2021, cash used in investing activities was $71.9 million, which consisted of $133.4 million in purchases of marketable securities and $4.1 million of capital expenditures to purchase property and equipment, offset by $59.4 million in proceeds from the maturity of marketable securities and $6.2 million from sales of marketable securities.

Cash Provided by Financing Activities

During the nine months ended September 30, 2022, cash provided by financing activities was $18.7 million, which primarily consisted of $19.2 million in proceeds from long-term debt, $0.2 million in proceeds from the 2022 ATM Offering Program, $0.2 million in proceeds from the issuance of common stock from option and warrant exercises and $0.3 million in proceeds from issuance of common stock under the employee stock purchase plan, offset by $0.9 million in tax withholding on vesting of restricted stock units, $0.1 million in payment of financing costs, and $0.2 million in payment of financing lease.

During the nine months ended September 30, 2021, cash provided by financing activities was $75.9 million, which primarily consisted of $21.2 million in proceeds from the issuance of common stock pursuant to the Gilead Stock Purchase Agreement, $55.0 million in proceeds from the Second PIPE Financing, $0.3 million in proceeds from the issuance of common stock under the employee stock purchase plan, $2.3 million in proceeds from the issuance of common stock through the 2019 ATM Offering Program and $3.1 million in proceeds from the exercise of stock options, warrants and other, offset by $6.0 million in financing and offering costs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $108.1 million, of which $2.5 million of the payments are due in the fourth quarter of 2022. See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. These license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the nine months ended September 30, 2022 and 2021, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 9 to our condensed consolidated financial statements for additional information.

In September 2017, we entered into a contract research and development agreement with a third party CRO to provide research, analysis and antibody samples to further the development of our antibody drug candidates. In June 2022, we notified the CRO of our intent to terminate the agreement effective in August 2022. During the three and nine months ended September 30, 2022, we had no research and development expense under this agreement. During the three and nine months ended September 30, 2021, we had immaterial research and development expense under this agreement. We are also obligated to pay the CRO certain milestone payments of up to $36.4 million on achievement of specified events. None of these events had occurred as of September 30, 2022. However, we are unable to estimate the timing or likelihood of achieving the milestones and, therefore, any related payments are not included in the table above.

In May 2019, we entered into a contract research and testing agreement with another third-party CRO to provide antibody discovery related services. In March 2022, we notified such CRO of our intent to terminate the agreement effective as of May 17, 2022. Under the agreement, we are obligated to pay such CRO certain milestone payments of up to $34.8 million on achievement of specified events. None of these events had occurred as of September 30, 2022. No research and development expense was recorded under the agreement during the three and nine months ended September 30, 2022 and 2021.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2021, as amended by Amendment No. 1 to our Annual Report on Form 10-K/A for the year ended December 31, 2021.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2022, our management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the nine months ended September 30, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below, in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 10, 2022 or in Part II, Item 1A of our Quarterly Report on Form 10-Q filed on August 4, 2022, could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2021 filed with the SEC on March 10, 2022, as updated by the risk factors set forth in Part II, Item 1A of our Quarterly Report on Form 10-Q for the six months ended June 30, 2022 filed with the SEC on August 4, 2022.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/2018	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	05/06/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/2021	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/10/2022	4.3

10.1#	Loan and Security Agreement between the Company, Hercules Capital, Inc. and Silicon Valley Bank and certain other parties thereto, dated as of July 19, 2022.				X

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2022 has been formatted in Inline XBRL.				X

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

# Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted portions will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gritstone bio, Inc.

Date:	November 3, 2022	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vassiliki “Celia” Economides
Vassiliki “Celia” Economides
Chief Financial Officer (Principal Financial Officer)