Form 10-K
period 2022-12-31
Gritstone bio, Inc.
filed 2023-03-09
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2022

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☒

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☒

Indicate by check mark whether the Registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive oﬃcers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock held by non-affiliates of the registrant as of June 30, 2022 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $171.7 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Global Select Market on June 30, 2022 of $2.42 per share. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may deemed to be affiliates. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose.

The number of shares of Registrant’s Common Stock outstanding as of March 7, 2023 was 87,661,978.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Registrant’s Definitive Proxy Statement relating to the Annual Meeting of Shareholders, scheduled to be held on June 16, 2023, are incorporated by reference into Part III of this Annual Report on Form 10-K where indicated. Such Definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this report relates.

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
•
our expectations regarding the potential market size and size of the potential patient populations for our product candidates, in particular those within the GRANITE®, SLATE® and CORAL programs, and any future product candidates with limited patient populations, if approved for commercial use;
•
our expectations regarding the data to be derived in our ongoing and planned clinical trials including, in particular, our expectations for the size and design of our planned clinical trials, timing of commencement and initiation of our trials and the timing of the availability of data from such trials;
•
our expectations regarding our Gritstone EDGE™ artificial intelligence and vaccine platforms, including our ability to utilize (i) our Gritstone EDGE™ platform to predict the tumor-specific neoantigens that will be presented on a patient’s tumor cells and identify highly conserved T cell epitopes for durable protection for infectious diseases and (ii) our vaccine platform to deliver selected antigens to the patient’s immune system to drive the destruction of tumors or virally-infected cells;
•
the timing of commencement of our future nonclinical studies, clinical trials and research and development programs;
•
our ability to discover, develop and advance product candidates into, and successfully complete, clinical trials;
•
our plans and strategy regarding maintaining existing and entering into new collaborations and/or partnerships;
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
•
our future financial performance; and
•
developments and projections relating to our competitors and our industry, including competing therapies.

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

Item 1. Business.

Overview and Strategy

We are a clinical-stage biotechnology company focused on combining immunological insights with proprietary technologies and capabilities to develop next-generation vaccines. Specifically, we discover, develop, manufacture and deliver vaccine-based immunotherapy candidates against cancer and infectious disease. Our goal is to unlock more potent and durable immunity by harnessing vaccine innovation. We aim to achieve that goal by leveraging our in-house capabilities and technologies to address the shortcomings of currently available vaccines and immunotherapies.

The immune system sits at the nexus of many diseases and we believe that immune response modulation is core to several transformational product classes. Recent advances have pointed to T cells as being central to the success of cancer immunotherapy and critical in the elimination of virally infected cells. We believe that our scientific approach of focusing on generating antigen-specific T cells, particularly the challenging but critical cytotoxic CD8+ T cell subclass has the potential to drive transformational therapeutic and prophylactic benefits.

In oncology, we develop personalized vaccines that aim to destroy tumors through CD8+ (killer) T cell recognition of tumor cells by virtue of their surface display of neoantigens, peptides that are presented on cancer cells when certain mutations occur in tumor DNA. We have two clinical-stage oncology programs, both for common solid cancers. The first, GRANITE, focuses on development of individualized vaccines based on each patient’s tumor DNA/RNA sequence (i.e., each vaccine is developed for each individual patient). The second, SLATE, focuses on development of “off-the-shelf” vaccines for sets of patients that share common tumor antigens including neoantigens. The scientific approaches to GRANITE and SLATE are similar, and we believe the technologies we developed to execute against them, i.e., to identify neoantigens accurately and deploy powerful killer T cell-stimulating vectors to deliver them, are capable of driving more potent and durable immune responses. In infectious disease, we develop both therapeutic and prophylactic vaccines targeting both T cells and B cells. We believe we are leading the field of development and application of self-amplifying mRNA (samRNA), a rapidly-emerging platform technology. Our unique approach to immunogen design, whereby our vaccines deliver, as appropriate, whole proteins to drive neutralizing antibodies (nAbs) and/or protein fragments to drive T cell responses, has the potential to both neutralize incoming pathogens (through nAbs) and kill infected cells through CD8+ T cell recognition of foreign, pathogen-derived peptides displayed on the surface of infected cells.

Our Key Technologies and Capabilities

Epitope Discovery: Gritstone EDGE™ (Epitope Discovery for GEnomes) Antigen Discovery and T cell Target Identification Platform

Antigen presentation to T cells is hard to predict since multiple biological steps must be comprehended within any prediction system, and antigenic peptide fragments are displayed on the cell surface by highly variable human leukocyte antigen (HLA) molecules that vary subject-to-subject. Our proprietary epitope discovery platform, EDGE™, has demonstrated the ability to offer accurate identification of T cell antigens that can be recognized by the immune system on tumor or virally-infected cells.

In the case of tumor cells, mutations in tumor DNA provide a large set of altered candidate protein fragments that the immune system can recognize. In cancer, we use EDGE™ to identify and select those mutations that are most likely to serve as tumor-specific neoantigens (TSNA), i.e., those neoantigens on the tumor that will best serve as targets for killer T cells.

Developing cancer immunotherapies that include tumor-specific neoantigens is challenging because tumors typically have hundreds of mutations, but only a small percentage of such mutations result in tumor-specific neoantigens (TSNA). Using EDGE™, we are able to sequence data from a patient’s routine core needle tumor biopsy in an effort to predict which mutations will generate TSNAs most likely to be presented on the tumor cell surface by the patient’s particular human leukocyte antigens (HLA).

We believe that EDGE™ leads the field in TSNA identification and previously available technologies are not able to predict the presence of TSNA with sufficient accuracy to design an effective therapy. We have observed a 9-to10-fold improvement in prediction performance with our EDGE™ platform compared to traditional approaches and published these data in Nature Biotechnology in December 2018. We continue to improve on EDGE and intend to continue optimizing its use for our cancer and infectious disease applications.

In infectious disease, we use EDGE™ to analyze the DNA/RNA sequence of a pathogen with the goal of predicting which gene fragments will likely function as T cell antigens on the surface of virally-infected cells. EDGE™ allows us to design the components of our vaccine candidates to include the specific target antigens for administration to humans (immunogens), with the aim of generating strong immune responses to those antigens to achieve a desired biological effect. Such immune responses can be prophylactic (e.g., protecting against viral infections) or therapeutic (e.g., treating virally infected individuals with the aim to eradicate the virus).

The first US patent covering the EDGE™ technology was issued to us in 2018. We are working to identify novel classes of tumor antigens and continually improve the performance of EDGE™.

Next-generation Proprietary Vectors (ChAd and samRNA)

Following the identification of suitable targets with the help of EDGE™, we encode such targets within our vaccine vectors to deliver the payload and stimulate the immune system. We have developed two proprietary vectors that we deploy with the aim of eliciting the desired immune response; chimpanzee adenovirus (ChAd) and self-amplifying mRNA (samRNA). ChAd is well-recognized as a leading vector for induction of CD8+ (killer) T cells. samRNA is a next-generation RNA platform technology that has the potential to offer benefits over mRNA relevant to oncology and infectious disease. We selected ChAd and samRNA because we believe they are the best vectors for inducing and boosting CD8+ T cells in our personalized cancer vaccine programs. We believe our proprietary ChAd and samRNA vectors lead the field.

In oncology, we deploy both vectors via a heterologous prime-boost (vaccination with one vector followed by the other, in this case ChAd then samRNA). In infectious disease, we deploy one or both vectors based on the desired therapeutic or prophylactic immune response. The independent and “mix and match” application of our vectors is one of Gritstone’s core competencies.

Chimpanzee Adenovirus 68 (ChAd)

ChAd vectors have been utilized in clinical studies in infectious disease and oncology over the past 20 years. They have been demonstrated to be well tolerated and effective at generating rapid and substantial CD8+ and CD4+ T cell responses. Additionally, ChAd vectors can induce B cell immune responses, i.e., elicit nAbs. We have developed a proprietary ChAd vector employing an E4 deletion to improve viral production efficiency in manufacturing.

self-amplifying mRNA (samRNA)

Gritstone was the first to introduce samRNA encapsulated in lipid nanoparticles (LNP) into clinical trials in 2018. We believe that samRNA has the ability to boost pre-existing T cell responses and the potential to drive differentiated immune responses (potent and durable) in infectious disease.

Our samRNA vector is based on a synthetic RNA molecule derived from a wild-type Venezuelan Equine Encephalitis Virus (VEEV) replicon with the goal of extending the duration and magnitude of immunogen expression to drive potent and durable immune responses. Our samRNA is delivered in a LNP formulation. We are deploying this vector across our clinical stage programs. Like traditional mRNA vaccines, samRNA vaccines use the host cell’s transcription system to produce target antigens to stimulate adaptive immunity. Unlike traditional mRNA, the RNA replicates once inside the cell, theoretically leading to high and durable antigen expression.

Potential benefits of samRNA may include extended duration and magnitude of antigen expression, strong and durable induction or boosting of neutralizing antibody and T cell immunity (CD8+ and CD4+), dose sparing, and a refrigerator-stable product.

Figure 1.	Self-amplifying mRNA (samRNA) replicates within transduced cells, potentially driving stronger and more durable immune responses compared to traditional mRNA vaccines

In-house GMP Manufacturing

We manufacture our products at our own fully-integrated good manufacturing practice (GMP) biomanufacturing facilities. Our ability to control the manufacturing of high-quality vaccine products, and scale production, if early data are positive, is critical for efficient clinical development and commercialization. We have invested significant resources in our Cambridge, Massachusetts sequencing lab and our Pleasanton, California biomanufacturing facility to address these needs and position ourselves to control the critical steps in the production of our immunotherapy candidates.

Immunogen Design

Immunogen design is a key element in vaccine development, and a foundational aspect of design is understanding how vaccines might work for each individual application. Understanding how to elicit specific beneficial T cell responses is crucial to the development of effective therapeutic cancer vaccines. Successful vaccine strategies for infectious disease pathogens require wholly different approaches for the elicitation of antibodies to the pathogen surface antigen.

Our unique approach to immunogen design, whereby our vaccines can deliver both surface antigens to drive neutralizing antibodies (nAbs) and protein fragments to drive T cell responses, enables us to optimize our vaccine candidates to engage both arms of the immune system for both antibody and T cell production. Due in part to our chimeric design capabilities, our vaccines have the potential to both neutralize incoming pathogens (through nAbs) and kill infected cells through CD8+ T cell recognition of foreign, pathogen-derived peptides displayed on the surface of infected cells.

Translational Immunology

Through our work, we gain invaluable insights that go from “bench-to-manufacturing-to-bedside” and back at Gritstone. We have processes in place to translate these insights across our internal functions and systems to optimize our vaccine innovation efforts, incorporate them into our research and development work, advance our programs and optimize our product candidates throughout the development cycle.

A notable example of our translational work is within SLATE, our program focused on developing an “off the shelf” neoantigen immunotherapy for oncology, where we utilized outcomes from our first candidate (SLATE v1) to develop an optimized, second candidate (SLATE-KRAS), which has since exhibited immunogenic superiority over SLATE v1 in both model systems and in humans. Our continuous learnings regarding fundamental mechanisms of innate and adaptive immunity, including the interplay between CD4+ and CD8+ T cell development, and the evolution of antibody responses following vaccination, are a key element in our effort to develop potent and durable vaccines.

Our Strategy

We believe that our team of industry leaders, each possessing specific expertise across our core disciplines of cancer genomics, immunology and vaccinology, clinical development, regulatory, and biomanufacturing, can successfully deliver groundbreaking vaccine-based immunotherapies for cancer and infectious disease by executing on the following strategic priorities:

•
Continue leveraging our proprietary Gritstone EDGE™ platform and maximize its utility across modalities. We use EDGE™ to predict, with high accuracy, tumor targets for our oncology programs. This is critical for our GRANITE program, where each patient’s targets are individualized. We continue to improve EDGE by expanding its ability to identify novel classes of tumor antigens (such as gene fusions and alternative splicing) across our programs. We also use EDGE to predict viral epitopes for inclusion in our vaccine candidates against viral targets.
•
Continue deploying and optimizing our next-generation vectors to drive potent and durable immune responses suited to the clinical context. Chimpanzee Adenovirus 68 (ChAd) and self-amplifying mRNA (samRNA) are our two vectors of choice based on their unique and synergistic properties. In multiple studies across our oncology and infectious disease platforms, we have exhibited the ability to deploy them individually and in combination to drive potent and durable immune responses based on the clinical context. We continue to improve and optimize these proprietary vectors for their use across our programs.
•
Continue building, automating, and optimizing our in-house biomanufacturing capabilities to increase scalability and capacity. We believe the speed, quality, reliability, and scalability of our manufacturing capabilities is a core competitive advantage to our clinical development and potential commercial success. We have successfully internalized all biomanufacturing steps to drive down both cost and production time, as well as establish full control over intellectual property and product quality. We have internalized the majority of our quality control testing elements as well, though we outsource where prudent and feasible. We believe that operating our own manufacturing facility provides us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term manufacturing cost control. We have the capability to manufacture every element involved in clinical development of our oncology vaccine-based immunotherapies.
•
Continue advancing the GRANITE program through randomized, controlled trials with the goal of evaluating earlier lines of treatment and additional tumor types. Phase 1/2 clinical data to date have demonstrated initial positive safety results, induction of substantial neoantigen-specific CD8+ T cell responses and molecular responses for our individualized vaccine program. We are pleased with results observed with GRANITE to date in hard-to-treat, late-line CRC patients, and are optimistic we could see similar or better results from neoantigen immunotherapy in earlier lines of treatment where immune responses have the potential to be stronger and tumor genomic complexity is lower. GRANITE is now in a randomized Phase 2/3 clinical trial (GRANITE-CRC-1L) as a first-line maintenance treatment for microsatellite stable colorectal cancer (MSS-CRC). Within this study, we are also evaluating the potential of ctDNA as a new biomarker by which cancer progression could be measured. We believe the potential regulatory approval of our individualized vaccine candidate represents a potentially transformative development within cancer care.
•
Continue advancing and optimizing our SLATE program to include other antigen classes to both broaden applicable patient population and drive multiple antigens per patient. SLATE is our “off-the-shelf” TSNA-directed immunotherapy program for solid tumor cancers. SLATE vaccines are produced and delivered to clinical sites proactively, and can be administered rapidly upon patient selection (achieved by standard commercial screening for driver mutations). Phase 1/2 studies within SLATE have provided proof-of-concept for the approach and enabled optimization of the cassette based on results to date. We now believe the SLATE is now ready for “plug and play” application across solid tumor indications and shared tumor neoantigen classes. Our long-term vision is to continue optimizing this immunotherapy candidate to include other antigen classes to both broaden addressable patient population and also drive multiple antigens per patient.
•
Conduct research and development on additional pathogens/infectious diseases. Our research pipeline focuses on the development of novel therapeutic and prophylactic vaccines across oncology and infectious diseases. Preclinical projects include a therapeutic HPV vaccine with support from the Bill and Melinda Gates Foundation, an influenza (flu) vaccine utilizing the samRNA vaccine platform and our capability of generating chimeric vaccine cassettes to drive broad and potent neutralizing antibodies and CD8+ T cells against these viruses, and a new combination respiratory vaccine candidate against multiple respiratory viruses.

Pipeline

Our unique capabilities have enabled us to advance potentially differentiated clinical assets across multiple therapeutic areas. The table below summarizes key information about our pipeline.

Figure 2.	Our Pipeline

* Randomized trial in newly-diagnosed metastatic patients

Oncology Programs

Immuno-oncology (I-O) represents one of the most significant advances in the history of cancer treatment and has saved and extended the lives of an incalculable number of people since the discovery of the T cell receptor in 1982. However, despite the fields’ advances, the benefits of today’s immunotherapies, namely checkpoint inhibitors (CPIs), are limited only to those patients whose immune systems have recognized their tumor. Within CPI therapy, solid tumor patients, whose tumors have been infiltrated by CD8+ T cells (commonly referred to as “hot” tumors), typically respond to therapy, while the majority of patients, whose tumors lack immune infiltration (commonly referred to as “cold” tumors), typically develop disease progression and death. The primary challenge to the field today, and our approach to oncology, is to extend the positive outcomes seen in “hot” tumors to “cold” tumors by activating (aka “priming”) de-novo aka naïve T cells, thus enabling the immune system to recognize the tumor and form an army of neoantigen-specific CD8+ T cells to enable tumor destruction.

Immunologically “cold” tumors represent many of the deadliest and ‘hardest-to-treat’ cancers we know today, and unleashing the immune system (notably CD8+ T cells) against them could represent the next transformational advance in I-O.

Figure 3.	Gritstone’s Approach: Induce CD8+ T cells Against “Cold” Solid Tumors Using Antigen Selection + Prime-boost Approach

Neoantigens are a novel class of targets for cancer immunotherapy and have been validated in cancer patients as potentially the most critical T cell targets. Neoantigens comprise short, tumor-specific, mutated peptide sequences presented on cancer cells, referred to as tumor-specific neoantigens (TSNA).

When a solid tumor patient responds to CPI therapy, there is abundant evidence they do so because T cells that recognize tumor-specific neoantigen (TSNA) are activated, enabling them to traffic to and engage the tumor. In GRANITE, we sequence the patients’ tumor in-house and then use EDGE™ to identify those mutations most likely to serve as TSNA. In SLATE, identifying patients’ driver mutations (and thus whether they are eligible for the “off the shelf” vaccine) can be done locally using commercially available sequencing.

The Prime-Boost Approach: Our Construct and Antigen Delivery System for GRANITE and SLATE

Having identified the proper neoantigens to incorporate the vaccine, the next step is to deliver the payload such that it primes naïve CD8+ T cells (activating and expanding them) and sustains their activity over time. To achieve this, we deploy a “heterologous prime-boost” immunization whereby we use ChAd to prime naïve T cells and samRNA to augment/sustain or “boost” the immune response (Figure 3 above). There is abundant literature demonstrating that the heterologous prime boost approach (whereby you “prime” with one vector and then “boost” with a different vector, both delivering the same antigens) can elicit greater and longer-lasting levels of immunity compared to the immune response obtained by single vaccination or by inoculations with the same vector.

Human infectious disease vaccine experience has taught us that the adenoviral vector is the vector of choice for priming a substantial T cell response consisting of cytotoxic CD8+ T cells (and, to a lesser degree, CD4+ T-helper cells). samRNA was selected as a likely vector of choice for boosting pre-existing T cells.

We believe that continued strong immune pressure upon the tumor is likely necessary to prevent immune escape by the tumor and drive a durable clinical response.

Our personalized vaccine candidates consist of (1) a prime vector and (2) a boost vector, both of which contain (3) a neoantigen cassette:

1.
Prime Vector (ChAd). Our prime vector is a chimpanzee adenovirus (ChAd). We believe an adenoviral vector is one of the most potent antigen-delivery platforms to prime naïve T cells. There is extensive clinical experience demonstrating that

ChAd vectors are generally well tolerated and consistently generate rapid and substantial CD4+ and CD8+ T cell responses. Findings from our studies are consistent with these general observations.
2.
Boost Vector (samRNA). Our boost vector is a self-amplifying mRNA (samRNA). Once in the cell, the injected source RNA replicates, amplifying the number of copies within the cells and leading to production of large amounts of the delivered target antigens. The presence of large quantities of antigen in an immune-stimulating environment drive profound antigen-specific T cell responses (adaptive immune responses). Additionally, samRNA has demonstrated the ability to be administered multiple times as a boost (aka safe and efficacious when ‘repeat boosting’). Additional potential benefits of samRNA include extended antigen expression, nAb and T cell induction, and dose sparing potential.
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

Figure 4.	Comparison of Heterologous Prime-Boost with Homologous Prime-Boost and Prime Alone

Methods for evaluating efficacy, including circulating tumor DNA (ctDNA)

The standard method of evaluating early efficacy outcomes in advanced cancer therapy (radiology) is increasingly imprecise in immuno-oncology since it relies upon radiologic assessment of tumor size, with the assumption that tumor shrinkage is necessary for clinical benefit to ensue (RECIST criteria). We aim to drive T cells into lesions, wherein they proliferate and could temporarily increase tumor lesion size (radiologic pseudoprogression), rendering traditional radiologic tools uninformative and, possibly, misleading.

We believe that circulating tumor DNA (ctDNA) response data, together with overall survival figures, are the most appropriate and accurate methods to predict and measure outcomes from novel therapeutics such as ours, in patients with advanced, metastatic cancer. Data from Phase 1/2 studies of both GRANITE and SLATE have demonstrated an association between molecular response and overall survival, together with evidence of radiologic pseudoprogression at early timepoints.

GRANITE individualized neoantigen-based vaccine program

GRANITE is our individualized neoantigen-based vaccine program for solid cancers. Development of our GRANITE vaccines begins with receipt of a routine tumor biopsy from the patient. Next, we sequence the tumor sample in-house to identify tumor mutations and apply our proprietary EDGE™ platform to identify which mutations form TSNA most likely to be presented on the patient’s tumor.

Using these TSNA, we design and manufacture a vaccine that contains the relevant neoantigens for that specific patient, which is administered by simple intramuscular injection alongside a patients’ normal course of treatment. Our individualized immunotherapy candidates are designed to fit easily into a community oncology setting, where most oncology patients are treated. GRANITE was granted Fast Track designation by the Food and Drug Administration (FDA) for the treatment of microsatellite stable colorectal cancer (MSS-CRC).

Results from our ongoing Phase 1/2 study evaluating GRANITE combination with checkpoint inhibitors in 3rd line microsatellite-stable colorectal cancer (MSS-CRC) and other advanced solid tumors have demonstrated positive results. Among all cohorts, the vaccine regimen was shown to be generally well-tolerated with no dose limiting toxicities and demonstrated consistent and potent CD8+ neoantigen-specific T cell induction. Additionally, an association between molecular responses (as measured by reduction in circulating tumor DNA, ctDNA) and improved clinical outcomes (including overall survival) was observed in MSS-CRC subjects.

As of August 31, 2022, the median overall survival (mOS) among molecular responders in this cohort was 22 months (median not yet reached) and demonstrated a molecular response rate of 55% molecular (6/11 evaluable patients; molecular response defined as ≥30% reduction in ctDNA from baseline). This compares to mOS of 7.8 months in evaluable MSS-CRC patients who did not exhibit a molecular response in the study, and a general 6-7 months against standard of care (Trifluridine/tipiracil combo and Regorafenib monotherapy). Interim results from the Phase 1/2 study of GRANITE were published in Nature Medicine in August 2022.

Upon assessing initial results of the GRANITE Phase 1/2 study, we discussed potential registrational paths with the FDA and subsequently initiated a randomized, controlled Phase 2/3 trial in newly diagnosed metastatic CRC patients that has registrational intent (NCT05141721). The study, which is evaluating GRANITE as a maintenance treatment in patients with first-line MSS-CRC who have completed FOLFOX (or FOLFOXFIRI)-bevacizumab induction therapy, was announced in late 2021 and the first patient was enrolled in January 2022. Preliminary results from the study are expected in 4Q2023.

Figure 5.	Clinical Activity in Previously Treated MSS-CRC Based on Partial and Complete Molecular Responses and Associated Prolonged Progression-Free Survival

Best ctDNA molecular response (% ctDNA change from baseline)

Best overall response by RECIST v1.1
PD
SD
NA
% Change in ctDNA from Baseline
229090
620
600
580
140
120
100
80
60
40
20
0
-20
-30
-40
-60
-80
-100
>=24 wks
**
G22
G06
G10
G04
G23
G26
G15
G11
G14
G27
G09
G16
G08
Patients with MSS-CRC

SD=stable disease; PD=progressive disease

** ctDNA samples not available; Molecular response is defined as >= 30% decrease in ctDNA from baseline at any post-baseline; ctDNA assessment based on Gritstone-developed, tumor-informed assay.

Figure 6.	ctDNA Reduction was Associated with Prolonged Overall Survival in Phase 1/2 trial assessing GRANITE; Median Overall Survival in Molecular Responders Exceeds 22 Months

1 13 MSS-CRC patients treated; 2 did not have samples for analysis of ctDNA changes relative to baseline and included in without MR group; 6 of 11 were molecular responders; Molecular responders defined as patients with ≥30% reduction in ctDNA

2 Mayer et al., The New England Journal of Medicine 372, 1909-1919 (2015)

3 Grothey et al., The Lancet 381, 303-312 (2013)

Notes: GRTS vaccine candidates have not been studied head-to-head with those listed. Data cut-off: Aug 31, 2022; Molecular response is defined as >= 30% decrease in ctDNA from baseline at any post-baseline; ctDNA assessment based on Gritstone-developed, tumor-informed assay.

SLATE “off-the-shelf” neoantigen-based immunotherapy vaccine

Our “off-the-shelf” TSNA-directed immunotherapy program, SLATE, utilizes the same heterologous prime-boost approach as GRANITE but contains TSNA that are shared across a subset of cancer patients (rather than TSNA customized for that patient). The key differentiator and advantage of SLATE as compared to GRANITE is speed. SLATE vaccines are produced and delivered to clinical sites proactively and can be administered rapidly upon patient selection (achieved by standard commercial screening for driver mutations). We believe vaccines capable of targeting neoantigens from common tumor driver mutations, such as SLATE, have a clear potential clinical utility and commercialization advantages that are complementary to individualized vaccines.

An initial version of SLATE (SLATE v1) was studied in a Phase 1/2 study in patients with metastatic solid tumors (n = 26). SLATE v1 demonstrated induction of CD8+ T cells against multiple KRAS driver mutations and greatest activity was observed in a subset of NSCLC patients with KRASmut G12C mutations. With these initial data, we developed a second SLATE candidate that exclusively includes epitopes from mutated KRAS (SLATE-KRAS) and evaluated it under the same study protocol. In results shared during ESMO 2022, SLATE-KRAS exhibited immunogenic superiority over v1 in human HLA-transgenic mice and cancer patients, and demonstrated similar molecular response and overall survival trends as those seen in Phase 1/2 study of GRANITE. In 38 patients with advanced solid tumors evaluating both SLATE v1 (n =26) and SLATE-KRAS (n=12), the candidates demonstrated a 39% molecular response rate (MRR) in evaluable patients with MSS-CRC and NSCL and among the 18 patients with NSCLC, a molecular response was correlated with extended median OS (mOS of 9.6 months in molecular responders vs. 4.5 months in non-responders).

We believe the results to date demonstrate our ability to both accurately define shared neoantigen targets and engineer the SLATE cassette and vaccine to optimize immune response based on those specific mutations. Having optimized and validated the SLATE cassette, we now believe the SLATE platform is ready for “plug and play” application across solid tumor indications and shared tumor neoantigen classes. In advancing SLATE, we aim to combine the potential benefits of the full spectrum of tumor antigens with the practicality of the “off-the-shelf” approach.

Figure 7.	Off-The-Shelf Immunotherapy Platform, SLATE Ready for Application Across Solid Tumor Indications and Shared Tumor Neoantigen Classes

* CTAs – cancer testis antigens; HERVs – human endogenous retroviruses; neoORFs – noncanonical open reading frames

Infectious Disease Programs

We currently have two clinical-stage infectious disease programs, a collaboration with Gilead Sciences, Inc. (Gilead) to develop a therapeutic vaccine for human immunodeficiency virus (HIV) and CORAL, a second-generation SARS-CoV-2 program. The HIV program represents the first therapeutic application of our platform against an infectious disease. CORAL serves as proof-of-concept for our ability to develop potent, durable self-amplifying mRNA (samRNA) vaccines for prophylactic application.

HIV Vaccine in Collaboration with Gilead Sciences, Inc.

In January 2021, we entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine-based immunotherapy for HIV. Together, we aim to develop an HIV-specific therapeutic vaccine using our proprietary prime-boost vaccine platform, comprised of samRNA and adenoviral vectors, with antigens developed by Gilead. Under the terms of the agreement, Gilead invested $60.0 million, consisting of a $30.0 million upfront cash payment and a $30.0 million equity investment at the closing. Gilead is responsible for conducting a Phase 1 study for the HIV-specific therapeutic vaccine and holds an exclusive option under the collaboration to obtain an exclusive license to develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. We are also eligible to receive up to an additional $725.0 million if the option is exercised and if certain clinical, regulatory and commercial milestones are achieved, as well as mid-single-digit to low double-digit tiered royalties on net sales upon commercialization. The HIV program is currently in Phase 1.

CORAL – Second Generation COVID-19 Vaccine Program

The CORAL program was initiated in 2021 in response to emerging limitations of first-generation COVID-19 vaccines, and today, serves as proof-of-concept for our ability to drive more potent and durable responses than those of current vaccines in prophylactic applications. As seen in COVID-19 and other infectious diseases, immune responses can vary, viruses mutate, and neutralizing antibodies wane, necessitating re-dosing (boosters). An approach capable of inducing a potent, broad immune response could have utility across a variety of viral and infectious diseases,

In multiple ongoing Phase 1 trials, we have generated early data demonstrating the potential ability of our vaccines to elicit potent and durable neutralizing antibody responses, and potent cytotoxic cellular responses against Spike and other conserved targets regions of the virus. These results have also provided early signals of the potential advantages of self-amplifying mRNA over first-generation mRNA.

Across the three active Phase 1 trials (CORAL-BOOST, CORAL-CEPI and CORAL-NIH), there are multiple constructs being evaluated with various antigenic cassettes designed to target Wild Type, Beta and Omicron variants. The trials are evaluating our approach in different populations including elderly adults, immunocompromised individuals, those naïve to the virus, and previously vaccinated individuals using different vaccine regimens. In all, these trials are designed to answer core questions regarding self-amplifying mRNA dose regimen, and the patient populations that could be applicable to other infectious diseases.

We believe that our CORAL vaccine candidates have the potential to improve both B cell and T cell responses to Spike and other viral proteins. By creating a cassette that targets several viral antigens including Spike protein and additional TCE from the SARS-CoV-2 virus, some of which are highly conserved between viral strains (such as SARS and SARS-CoV-2), we believe our vaccine candidates may have pan-coronavirus potential to protect against future coronavirus pandemics. While mutations in the Spike protein may reduce protection by antibodies (since the antibody target changes its shape), broad T cell immunity and long-term memory to different viral proteins may provide a second layer of clinical protection. The CORAL program is supported by the Bill & Melinda Gates Foundation, the Coalition for Epidemic Preparedness Innovation (CEPI) and the National Institute of Allergy and Infectious Diseases (NIAID).

Preclinical Research

Beyond GRANITE, SLATE, CORAL and the HIV collaboration with Gilead, we continue to apply our broad set of capabilities in oncology and infectious diseases through promising preclinical work and partnerships. These projects include development of an optimal immunogen in the context of human papillomavirus (HPV) that is supported by the Gates Foundation. We are also researching the development of an influenza (flu) vaccine and a new combination respiratory vaccine candidate against multiple respiratory viruses.

New Developments

Randomized, Phase 2 Trial in SLATE

In January 2023, we announced plans to initiate a randomized, Phase 2 study evaluating KRAS-directed SLATE in patients with newly diagnosed metastatic cancer. We expect to initiate this randomized study, which is separate from the ongoing Phase 1/2 study in SLATE, in the second half of 2023.

NCI Clinical Trial Collaboration

In February 2023, we entered into a clinical trial agreement with the National Cancer Institute (NCI) to evaluate an autologous T cell therapy expressing a T cell receptor targeting mutated KRAS in combination with Gritstone’s KRAS-directed vaccine candidate, SLATE-KRAS in a Phase 1 study.

License and Collaborations

HIV Vaccine in Collaboration with Gilead Sciences, Inc.

In January 2021, we entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine-based immunotherapy for HIV. Together, we aim to develop an HIV-specific therapeutic vaccine using our proprietary prime-boost vaccine platform, comprised of samRNA and adenoviral vectors, with antigens developed by Gilead. Under the terms of the agreement, Gilead invested $60.0 million, consisting of a $30.0 million upfront cash payment and a $30.0 million equity investment at the closing. Gilead will be responsible for conducting a Phase 1 study for the HIV-specific therapeutic vaccine and holds an exclusive option under the collaboration to obtain an exclusive license to develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. We are also eligible to receive up to an additional $725.0 million if the option is exercised and if certain clinical, regulatory and commercial milestones are achieved, as well as mid-single-digit to low double-digit tiered royalties on net sales upon commercialization. Gritstone and Gilead received IND clearance for this program in December 2021, and the program is currently in Phase 1.

Strategic Collaboration with 2seventy bio

In August 2018, we entered into a research collaboration and license agreement with bluebird bio, Inc. (bluebird), to utilize our EDGE™ platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in bluebird’s cell therapy platform. In November 2021, bluebird assigned the research collaboration and license agreement to its affiliate, 2seventy bio, Inc. (2seventy), in connection with an internal restructuring and subsequent spin-out of 2seventy (such research collaboration and license agreement, as assigned, 2seventy Agreement). In connection with the 2seventy Agreement, we received a non-refundable up-front cash payment of $20.0 million and an additional $10.0 million in equity investment in our Series C convertible preferred stock. We are also eligible to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones associated with 2seventy’s resulting cell therapy products, as well as tiered, single-digit royalties on sales of the TCR immunotherapy products that utilize the TCRs discovered by us. The royalty term for each TCR immunotherapy product shall be determined on a product-by-product and country-by-country basis and will commence on the first commercial sale of each product in a country and end on the latest of: (i) expiration or termination of the last to expire valid claim of the last licensed patent that covers the product pursuant to the 2seventy Agreement; (ii) expiration of all periods of regulatory exclusivity for the product in such country (in respect of sales in that country); and (iii) 10 years after the first commercial sale of such product in such country (in respect of sales in that country). 2seventy will be solely responsible for all costs and expenses of its development, manufacturing, and commercial activities for resulting therapies.

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

License Agreement with Genevant Sciences GmbH

On January 15, 2021, we entered into a Non-Exclusive License and Development Agreement with Genevant (2021 Genevant Agreement). Pursuant to the 2021 Genevant Agreement, we obtained a nonexclusive license to Genevant’s LNP Technology to develop and commercialize self-amplifying RNA vaccines against SARS-CoV-2. Further, we (i) agreed to pay Genevant an upfront payment of $1.5 million and (ii) are subject to (x) additional payments up to an aggregate of $141.0 million per product, upon achievement of certain development and commercial milestones and (y) tiered royalties ranging from the mid-single digits to mid-teens on net sales of licensed products for a royalty term lasting until the later of expiration of the last covered patent under the 2021 Genevant Agreement. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of any amounts that we receive from sublicenses to the COVID-19 program subject to certain conditions. The 2021 Genevant Agreement further expands our intellectual property rights to the LNP technology originally obtained pursuant to the Arbutus License Agreement.

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

In addition to the current standard of care for patients, a number of parties in the field of immunotherapy are pursuing commercial and academic clinical trials. Results from these trials have fueled continued interest in immunotherapy, and our competitors include:

•
In the neoantigen space, BioNTech AG (which acquired Neon Therapeutics in May 2020) in collaboration with Genentech Inc., Moderna Therapeutics, Inc. in collaboration with Merck & Co. Inc., Advaxis Immunotherapies, Achilles Therapeutics, Neogene Therapeutics (acquired by Astrazeneca), NousCom AG, Nykode Therapeutics AS in collaboration with Genentech Inc., PACT Pharma, Inc., Transgene SA, and Geneos Therapeutics, Inc.
•
In the infectious disease space, Moderna, Pfizer Inc. in collaboration with BioNTech AG, AstraZeneca plc, Johnson & Johnson, Merck, Novavax, Inc., Sanofi, GlaxoSmithKline plc, Arcturus Therapeutics in collaboration with CSL, and CureVac AG.
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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products and services, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We rely on a combination of patents and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patents and patent applications with claims relating to our products, methods, and manufacturing processes, and broader claims for potential future products and developments. As of December 31, 2022, our solely-owned patent portfolio includes, on a worldwide basis, pending patent applications and issued patents relating to our products, methods, and manufacturing processes.

As of December 31, 2022, our solely-owned patent estate includes a portfolio of pending patent applications and issued patents, including those related to our epitope discovery platform, next-generation vectors, and immunogen designs. Details regarding these portfolios are provided below.

As of December 31, 2022, our solely-owned patent portfolio related to our epitope discovery platform , includes domestic and international patent rights with claims related to antigen identification and related compositions, uses and manufacture. Any patents that have or may issue from these patent rights are expected to expire between 2036 and 2043, absent any patent term adjustments or extensions.

As of December 31, 2022, our solely-owned patent portfolio related to our next-generation vectors included domestic and international patent rights with claims related to ChAd- and samRNA-based compositions and their related uses and manufacture. Any patents that have or may issue from these patent rights are expected to expire between 2037 and 2043, absent any patent term adjustments or extensions.

As of December 31, 2022, our solely-owned patent portfolio related to our immunogen designs included domestic and international patent rights with claims related to oncology and infectious disease immunogen and their related uses and manufacture. Any patents that have or may issue from these patent rights are expected to expire between 2039 and 2043, absent any patent term adjustments or extensions.

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

Additionally, product candidates studied for their safety and effectiveness in treating serious or life-threatening diseases or conditions may receive accelerated approval upon a determination that the product candidate has an effect on a surrogate endpoint that is reasonably likely to predict clinical benefit, or on a clinical endpoint that can be measured earlier than irreversible morbidity or mortality, that is reasonably likely to predict an effect on irreversible morbidity or mortality or other clinical benefit, taking into account the severity, rarity, or prevalence of the condition and the availability or lack of alternative treatments. As a condition of accelerated approval, the FDA will generally require the sponsor to perform adequate and well-controlled post-marketing clinical studies to verify and describe the anticipated effect on irreversible morbidity or mortality or other clinical benefit. FDA may now exercise authority that would require that this study commence during the accelerated approval application process. Products receiving accelerated approval will also be subject to expedited withdrawal procedures if the sponsor fails to conduct the required post-marketing studies or if such studies fail to verify the predicted clinical benefit. In addition, the FDA currently requires as a condition for accelerated approval pre-approval of promotional materials, which could adversely impact the timing of the commercial launch of the product.

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

An Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. FDA regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation has the potential to adversely impact whether certain products will be able to obtain approval for the remaining, unapproved designated condition without demonstrating clinical superiority, although FDA has indicated that it does not intend to apply Catalyst in other scenarios. A designated orphan drug may not receive orphan drug exclusivity that covers the full approved indication if it is approved for a use that is broader than the indication for which it received orphan designation. In addition, exclusive marketing rights in the United States may be lost if the FDA later determines that the request for designation was materially defective or if the manufacturer is unable to assure sufficient quantities of the product to meet the needs of patients with the rare disease or condition.

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

Government Regulation Outside of the United States

In addition to regulations in the United States, we may be subject to a variety of regulations in other jurisdictions, including the European Union, governing, among other things, clinical trials, marketing authorizations, post-marketing authorization requirements and any advertising, promotion, commercial sales and distribution of our products. Because biologically sourced raw materials are subject to unique contamination risks, their use may be restricted in some countries.

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

Clinical trials of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on GCPs, as set out in EU Commission Implementing Regulation (EU) 2017/556, EU Regulation (EU) 2016/679, or GDPR, as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products (ATMPs). If the sponsor of the clinical trial is not established within the European Union, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors were still able to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those are governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR.

Medicines used in clinical trials must be manufactured in accordance with GMP, as set out in EU Commission Delegated Regulation (EU) 2017/1569. Other national and EU-wide regulatory requirements may also apply.

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

Moreover, in the European Union, a “conditional” MA may be granted in cases where all the required safety and efficacy data are not yet available. The conditional MA is subject to conditions to be fulfilled for generating the missing data or ensuring increased safety measures. It is valid for one year and has to be renewed annually until fulfillment of all the conditions (“specific obligations”). Once the pending specific obligations are fulfilled, it can become a “standard” MA. However, if the specific obligations are not fulfilled within the timeframe set by the EMA, the European Commission may, based on a scientific recommendation by the EMA, refuse to renew the MA. Furthermore, MA may also be granted “under exceptional circumstances” when the applicant can show that it is unable to provide comprehensive data on the efficacy and safety under normal conditions of use even after the product has been authorized and subject to specific procedures being introduced. This may arise in particular when the intended indications are very rare and, in the present state of scientific knowledge, it is not possible to provide comprehensive information, or when generating data may be contrary to generally accepted ethical principles. This MA is close to the conditional MA as it is reserved to medicinal products to be approved for severe diseases or unmet medical needs and the applicant does not hold the complete data set legally required for the grant of an MA. However, unlike the conditional MA, the applicant does not have to provide the missing data and will never have to. Although the MA “under exceptional circumstances” is granted definitively, the risk-benefit balance of the medicinal product is reviewed annually and the European Commission may, based on a scientific recommendation by the EMA, revoke the MA in case the risk-benefit ratio is no longer favorable.

MAs have an initial duration of five years. After these five years, the authorization may be renewed for an unlimited period on the basis of a reevaluation of the risk-benefit balance.

The European Commission is expected to publish new proposed legislation in March 2023 which, if adopted by the European Parliament and the Council of Ministers, will introduce significant number of changes to the regulatory procedures described above. This may potentially affect the MA renewal procedure and the internal organization of the EMA (disbanding of CAT).

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

In March 2023, the European Commission is expected to publish new proposed legislation. If adopted by the European Parliament and the Council of Ministers, this legislation will introduce new data and market exclusivity periods which are likely to include additional requirements and modulation mechanisms. Moreover, it is possible that the proposed legislation also foresees a potential reduction in regulatory requirements for the grant of MA for generics and biosimilars.

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

The European Commission is expected to publish new proposed legislation in March 2023 which, if adopted by the European Parliament and the Council of Ministers, will introduce significant number of changes to the market exclusivities granted to orphan medicinal products and the related procedures and requirements.

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

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another. A new legislative proposal by the European Commission expected to be published in March 2023 is likely to contain new proposed rules restricting comparative advertising of medicinal products in the EU.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, suspension of the conduct of clinical trials, rejection of clinical trial data, or refusal to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal, revocation or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, fines and criminal penalties.

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

Regulation of Companion Diagnostics

In the European Union, in vitro diagnostic medical devices (IVDs) were regulated by Directive 98/79/EC (the Directive) which regulates the placing on the market, the CE marking, the essential requirements, the conformity assessment procedures, the registration obligations for manufactures and devices as well as the vigilance procedure. In vitro diagnostic medical devices were required to comply with the requirements provided for in the Directive, and with further requirements implemented at national level (as the case may be). For certain IVDs, compliance with the essential requirements was subject to assessment by a notified body. Notified bodies are entities designated by the relevant NCAs and are responsible for assessing the conformity of IVDs before they are placed on the EU market. Under the Directive, the majority of IVDs could be placed on the market as a result of the manufacturer self-certifying the IVD as being in conformity with the essential requirements, without the involvement of a Notified Body.

The Directive was replaced by the Regulation (EU) 2017/746 of the European Parliament and of the Council on in vitro diagnostic medical devices (EU IVDR) that entered into force in May 2017, and which initially included a 5-year transition period until its original effective date of May 26, 2022. Unlike the Directive, that specifies certain requirements that must be achieved by each Member State and permits each Member State to decide how to transpose the Directive into national law to meet those requirements, the IVDR has direct binding legal force throughout every Member State without the need for national implementation. However, due to multiple challenges to the EU IVDR being ready for full application by the May 2022 implementation date, Regulation (EU) 2022/112 of the Parliament and of the Council was published on 25 January 2022 allowing for a delay to the application of the IVDR by amending the transition provision for certain in vitro diagnostic medical devices. For products classified as Class C under the IVDR, the transition period allows for legacy devices with a valid declaration of conformity drawn up prior to May 26, 2022 to continue to be placed on the market until May 26, 2026. However, certain IVDR requirements, including post-market surveillance, market surveillance, vigilance, and registration of economic operators and devices remained effective on the May 26, 2022 implementation date.

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

Other Healthcare Laws and Compliance Requirements

Pharmaceutical companies are subject to additional healthcare regulation and enforcement by the federal government and by authorities in the states and foreign jurisdictions in which they conduct their business, which may constrain the financial arrangements and relationships through which we and our partners research, sell, market and distribute any products for which we obtain marketing approval. Such laws include, without limitation, state and federal anti-kickback, fraud and abuse, false claims, and transparency laws regarding drug pricing and payments and other transfer of value to physicians and other healthcare providers. If their operations are found to be in violation of any of such laws or any other governmental regulations that apply, they may be subject to penalties, including, without limitation, civil, criminal and administrative penalties, damages, fines, exclusion from government-funded healthcare programs, such as Medicare and Medicaid or similar programs in other countries or jurisdictions, integrity oversight and reporting obligations to resolve allegations of non-compliance, disgorgement, imprisonment, contractual damages, reputational harm, diminished profits and the curtailment or restructuring of our operations.

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws govern the privacy and security of personal data, including health-related data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on data processing.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a most recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments which went into effect April 1, 2013 and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, reform the structure and financing of Medicare Part D pharmaceutical benefits, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies, enable the government to negotiate prices for drugs covered under Medicare, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including removing the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability effective January 1, 2024, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid, and facilitate the importation of certain lower-cost drugs from other countries. More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, went into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (first due in 2023) and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

We expect that additional state and federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that federal and state governments will pay for healthcare products and services, which could result in reduced demand for our products once approved or additional pricing pressures. The implementation of cost containment measures or other healthcare reforms may prevent us from being able to generate revenue, attain profitability or commercialize our product candidates.

Our Interactions with the Regulatory Health Authorities

EDGE Development

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

In our Type-C meeting with OTAT, the FDA reviewed the Phase 2/3 clinical study design for the planned study evaluating first-line maintenance in patients with MSS CRC and discussed approaches for a registrational path. We believe we have aligned with the

FDA to conduct a combined, yet regulatorily and statistically distinct Phase 2/3 clinical study. Molecular response is the primary endpoint for the phase 2 component of the trial, an exploratory efficacy endpoint in the FDA’s view. We expect that preliminary Phase 2 data, including molecular response, RECIST radiologic response and Progression-Free Survival (utilizing iRECIST/iPFS as well as RECIST/PFS), together with available ctDNA data will be previewed with the FDA in a subsequent meeting. We expect that the MSS-CRC patient population will be defined with local testing to exclude MSI-Hi patients, with reference data characterizing the expected negligible contributory effect of PD-(L)1/ipilimumab in combination with GRANITE.

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

CORAL Regulatory Milestones

In March 2021, the FDA acknowledged our biologics master file which provides CMC and non-clinical sections support of NIH’s IND to study CORAL program candidates in previously vaccinated healthy volunteers.

In August 2021, the MHRA provided a notice of acceptance for our CTA to initiate a clinical study of certain CORAL program candidates to boost vaccinate healthy volunteers >60 years in the UK.

In December 2021, the MHRA provided a notice of acceptance for our CTA to initiate a clinical study of certain CORAL program candidates in previously vaccinated B-cell deficient subjects in the UK.

South Africa’s SAHPRA provided a notice of acceptance for our CTA to initiate a clinical study to test certain CORAL program candidates in COVID-19 naïve, convalescent, and HIV subjects in South Africa.

In July 2022, Gritstone held a Scientific Advice meeting with the MHRA to discuss the importance of cellular immunity for the development of a COVID vaccine. The MHRA agreed that in principle, T cells could be important for protection against viral infection. The MHRA also acknowledged that T cell responses to non-spike epitopes may create an advantage for protection against new variants and potentially increase durability. The MHRA also agreed that T cell data may be included in the summary of product characteristics.

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

As of December 31, 2022, we had 233 full-time employees, including a total of 54 employees with M.D. or Ph.D. degrees. Within our workforce, 100 employees are engaged in research and development, 85 in manufacturing and quality, and 48 are engaged in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

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
•
Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control, including external factors that may affect our clinical trial enrollment;

•
We will require substantial additional financing to achieve our goals, and a failure to obtain such necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations;
•
Our immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval;
•
Our business remains highly dependent on the successful development, regulatory approval and commercialization of our individualized immunotherapy product candidate and GRANITE, our “off-the-shelf” immunotherapy product candidate, SLATE, which are in clinical trials;
•
We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations;
•
We rely, and intend to rely, on third parties in the conduct of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements, or fail to meet expected deadlines, we may be unable to obtain regulatory approval for our immunotherapy product candidates;
•
We currently perform the majority of the manufacturing of our product candidates internally and rely on qualified third parties to supply some components of our product candidates. Our inability to manufacture sufficient quantities of GRANITE, SLATE or any other current or future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially adversely affect our business;
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

Product development in the biotechnology industry is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not yet generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, ,complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields.

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

We will require substantial additional financing to achieve our goals, and a failure to obtain such necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and infectious disease programs in addition to establishing our in-house manufacturing capabilities. Our preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. We believe that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current and any other future immunotherapy product candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE and SLATE through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any of our preclinical studies or clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE or any other current or future immunotherapy product candidates.

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
•
potential delays in our ongoing clinical trials, including for reasons beyond our control;
•
the timing of, and the costs involved in, obtaining regulatory approvals for our product candidates;
•
the number and characteristics of any additional product candidates we develop or acquire;
•
the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreement;
•
the cost of manufacturing any of our products we successfully commercialize, including the cost of scaling up our internal manufacturing operations;
•
the cost of building a sales force in anticipation of product commercialization;
•
the cost of commercialization activities, including legal, compliance, marketing, sales and distribution costs;
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements and the financial terms of any such arrangement, including the timing and amount of any future milestone, royalty or other payments due under any such arrangement;

•
any product liability or other lawsuits related to our products;
•
the expenses needed to attract, hire and retain skilled personnel;
•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•
the timing, receipt and amount of sales of our future approved products, if any.

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

Our quarterly and annual operating results may fluctuate significantly, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are beyond our control and may be difficult to predict, including:

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
•
the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreement;

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

This variability and unpredictability could also result in our failing to meet the expectations of industry or financial analysts or investors for any period. If our revenue or operating results fall below the expectations of analysts or investors or below any forecasts we may provide to the market, or if the forecasts we provide to the market are below the expectations of analysts or investors, the price of our common stock could decline substantially. Such a stock price decline could occur even when we have met any revenue or earnings guidance we previously provided.

Risks Related to Our Business

Our business is highly dependent on the successful development, regulatory approval and commercialization of our product candidates, primarily our individualized immunotherapy product candidate, GRANITE, and our “off-the-shelf” immunotherapy product candidate, SLATE, which are in clinical trials.

We currently have no products approved for sale and may never be able to develop marketable products. All three of our clinical programs are in either Phase 1 or Phase 2 clinical trials. As such, we face significant clinical risk with our programs and our tumor and viral-specific immunotherapy approach generally. The success of our business, including our ability to finance our operations and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE and SLATE, as well as other product candidates derived from our immunotherapy approach, which may never occur. To date, our product candidates have only been tested in a small number of humans, and, given our early stage of development, it may be many years, if at all, before we have demonstrated the safety and efficacy, especially of an individualized immunotherapy treatment, sufficient to warrant approval for commercialization. In the future, we may also become dependent on other product candidates that we may develop or acquire.

We have not previously submitted a BLA to the FDA or made a similar filing seeking regulatory approval to comparable foreign authorities, for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, any product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon a number of factors outside of our control, including, in particular, the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in selected foreign countries. While the scope of regulatory approval generally is similar in other countries, to obtain separate regulatory approval in other countries we must comply with numerous and varying regulatory requirements of such countries regarding quality, safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials and commercial sales, as well as pricing and distribution of our product candidates, and we may be required to expend significant resources to obtain regulatory approval and to comply with ongoing regulations in these jurisdictions.

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
•
our ability to consistently manufacture our product candidates on a timely basis;
•
our ability, and the ability of any third parties with whom we contract, to remain in good standing with regulatory agencies and develop, validate and maintain commercially viable manufacturing processes that are compliant with cGMPs or similar foreign requirements;
•
our ability to demonstrate to the satisfaction of the FDA and similar foreign regulatory authorities the quality, safety, efficacy and acceptable risk-benefit profile of our product candidates;
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
•
reaching agreement on acceptable terms with prospective contract research organizations (CROs) and clinical trial sites, the terms of which can be subject to extensive negotiation and may vary significantly among different CROs and trial sites;
•
obtaining IRB, ethics committee and, where required, IBC approval at each trial site;
•
recruiting an adequate number of suitable patients to participate in a trial, which can be impacted by external factors beyond our control, including, due to the COVID-19 or other pandemics;
•
having subjects complete a trial or return for post-treatment follow-up;
•
clinical sites deviating from trial protocol or dropping out of a trial;
•
addressing subject safety concerns that arise during the course of a trial;
•
adding a sufficient number of clinical trial sites;
•
supplying sufficient quantities of product candidates or other materials for use in preclinical studies or clinical trials; or
•
accessing checkpoint inhibitors for use in combination with our product candidates in preclinical studies or clinical trials, including checkpoint inhibitors that have not been approved by the FDA for such use.

As demonstrated during the COVID-19 pandemic, a public health crisis (or other situation having lasting and widespread societal impact) can result in challenges and delays in initiating, enrolling, conducting or completing our planned and ongoing clinical trials, as well as delays in the commencement of our preclinical studies.

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent us from receiving marketing approval or commercializing our product candidates, including:

•
we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials;
•
we may be affected by safety concerns that have a class effect; for example, if a competitor reports negative results with respect to a product candidate similar to those we are developing, such setbacks could negatively impact our own product development;
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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (DSMB), or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial.

Further, conducting clinical trials in foreign countries, as we have done in our collaborations related to CORAL and may do for certain of our other product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

Principal investigators for our clinical trials may serve as scientific advisors or consultants to us from time to time and may receive cash or equity compensation in connection with such services. If these relationships and any related compensation result in perceived or actual conflicts of interest, we fail to ensure such relationships and compensation are accurately disclosed, or a regulatory authority concludes that the financial relationship may have affected the interpretation of the trial, the integrity of the data generated at the applicable clinical trial site may be questioned and the utility of the clinical trial itself may be jeopardized, which could result in the delay or rejection of the marketing application we submit. Any such delay or rejection could prevent or delay us from commercializing our current or future product candidates.

If any of our preclinical studies or clinical trials of our product candidates are delayed or terminated, the commercial prospects of our product candidates may be harmed, and our ability to generate revenues from any of these product candidates could be delayed or not realized at all. In addition, any delays in completing our clinical trials may increase our costs, slow down our product candidate development and approval process and jeopardize our ability to commence product sales and generate revenues. Any of these occurrences may significantly harm our business, financial condition and prospects. In addition, many of the factors that cause, or lead to, a delay in the commencement or completion of clinical trials may also ultimately lead to the denial of regulatory approval of our product candidates. If our product candidates or our immunotherapy prediction platform generally prove to be ineffective, unsafe or commercially unviable, our entire platform and approach would have little, if any, value, which would have a material adverse effect on our business, financial condition, results of operations and prospects.

In addition, the FDA’s and other regulatory authorities’ policies with respect to clinical trials may change and additional government regulations may be enacted. For instance, the regulatory landscape related to clinical trials in the European Union recently evolved. The CTR, which was adopted in April 2014 and repeals the EU Clinical Trials Directive, became applicable on January 31, 2022. While the Clinical Trials Directive required a separate CTA to be submitted in each member state to both the competent national health authority and an independent ethics committee, the CTR introduces a centralized process and only requires the submission of a single application to all member states concerned. The CTR allows sponsors to make a single submission to both the competent authority and an ethics committee in each member state, leading to a single decision per member state. The assessment procedure of the CTA has been harmonized as well, including a joint assessment by all member states concerned, and a separate assessment by each member state with respect to specific requirements related to its own territory, including ethics rules. Each member state’s decision is communicated to the sponsor via the centralized EU portal. Once the CTA is approved, clinical study development may proceed. The CTR foresees a three-year transition period. The extent to which ongoing and new clinical trials will be governed by the CTR varies. For clinical trials whose CTA was made under the Clinical Trials Directive before January 31, 2022, the Clinical Trials Directive will continue to apply on a transitional basis for three years. Additionally, sponsors were still able to choose to submit a CTA under either the Clinical Trials Directive or the CTR until January 31, 2023 and, if authorized, those will be governed by the Clinical Trials Directive until January 31, 2025. By that date, all ongoing trials will become subject to the provisions of the CTR. Compliance with the CTR requirements by us and our third-party service providers, such as CROs, may impact our developments plans.

It is currently unclear to what extent the United Kingdom, as a free-standing regulatory regime outside of the European Union, will seek to amend its regulations so that they diverge from the regulatory regime in the European Union. The UK regulatory framework in relation to clinical trials is derived from the EU Clinical Trials Directive (as implemented into UK law, through secondary legislation) in place prior to the date of application of the CTR. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The consultation closed on March 14, 2022 (although a response has not yet been published) and aims to streamline clinical trials approvals, enable innovation, enhance clinical trials transparency, enable greater risk proportionality, and promote patient and public involvement in clinical trials. The outcome of the consultation will be closely watched and will determine whether the United Kingdom chooses to align with the new EU CTR or diverge from it to maintain regulatory flexibility. A decision by the United Kingdom not to closely align its regulations with the CTR may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization in the European Union for our product candidates on the basis of clinical trials conducted in the United Kingdom.

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

Clinical testing is expensive and can take many years to complete, and its outcome is inherently uncertain. Failure or delay can occur at any time during the clinical trial process. Success in preclinical studies and early clinical trials does not ensure that later clinical trials will be successful. A number of companies in the biotechnology and pharmaceutical industries have suffered significant setbacks in clinical trials, even after positive results in earlier preclinical studies or clinical trials. These setbacks have been caused by, among other things, preclinical findings made while clinical trials were underway and safety or efficacy observations made in clinical trials, including previously unreported adverse events. Notwithstanding any promising results we may have observed in earlier studies and trials, we cannot be certain that we will not face similar setbacks. Even if our clinical trials are completed, the results may not be sufficient to obtain regulatory approval for our product candidates. In addition, the results of our preclinical animal studies, including our non-human primate studies, may not be predictive of the results of outcomes in human clinical trials. For example, our tumor-specific cancer immunotherapy candidates and any future product candidates may demonstrate different chemical, biological and pharmacological properties in patients than they do in laboratory studies or may interact with human biological systems in unforeseen or harmful ways. Product candidates in later stages of clinical trials may fail to show the desired pharmacological properties or safety and efficacy traits despite having progressed through preclinical studies and initial clinical trials. Even if we are able to initiate and complete clinical trials, the results may not be sufficient to obtain regulatory approval for our product candidates.

Our product candidates are biologics with complex and time-consuming manufacturing processes, and we may encounter difficulties in production, particularly with respect to process development or scaling-out of our manufacturing capabilities. If we or any of our third-party manufacturers encounter such difficulties, our ability to provide supply of our product candidates for clinical trials or our products for patients, if approved, could be delayed or stopped, or we may be unable to maintain a commercially viable cost structure.

Our immunotherapy product candidates, GRANITE, SLATE and CORAL, are considered to be biologics, and the manufacturing processes are complex, time-consuming, highly-regulated and subject to multiple risks. Our product candidates for SLATE and CORAL are designed using known genetic sequences available from public databases, while the manufacture of our product candidate GRANITE involves extraction of genetic material from patient tumor samples. GRANITE, SLATE and CORAL require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our individualized immunotherapy GRANITE in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. In addition, our manufacturing processes for GRANITE and SLATE are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient would need to be restarted, and the resulting delay could adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market, if licensed.

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

Furthermore, if microbial, viral or other contaminations are discovered in our manufacturing facilities, or those of our CMOs, or in our product candidates manufactured there, such manufacturing facilities may need to be closed for an extended period of time to investigate and remedy the contamination. We cannot assure you that any such contaminations or stability failures or other issues relating to the manufacture of our product candidates will not occur in the future.

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
•
the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of GRANITE, SLATE, or any of our other current or future product candidates;
•
the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval. For example, the FDA launched Project Optimus as an initiative to reform the dose optimization and dose selection paradigm in oncology product development as the FDA’s view is that the current paradigm for dose selection results in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating registration/pivotal trials. Through collaboration with industry, academia, and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval. The FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates.

Additionally, in part due to questions raised by the process underlying the approval of the Alzheimer’s disease drug Aduhelm®, government authorities and other stakeholders have been recently scrutinizing the accelerated approval pathway, with some stakeholders advocating for reforms. Even prior to the Aduhelm approval, FDA has held Oncologic Drugs Advisory Committee meetings to discuss accelerated approvals for which confirmatory trials have not verified clinical benefit. Such scrutiny, among other factors, has resulted in voluntary withdrawals of certain products and indications approved on an accelerated basis. FDA also launched an initiative, known as Project Confirm, to promote the transparency of outcomes related to accelerated approvals for oncology indications. Moreover, spurred by the Aduhelm controversy, the U.S. Department of Health and Human Services Office of Inspector General has initiated, and partially completed, an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires FDA to specify the conditions for required post-marketing trials, permits FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures FDA must follow to withdraw an accelerated approval on an expedited basis. At this time, it is not clear what, if any, impact these developments may have on the statutory accelerated approval pathway or our business, financial condition, results of operations or prospects.

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

We have chosen to prioritize development of our individualized immunotherapy candidate, GRANITE, and our off-the-shelf immunotherapy candidate, SLATE. We may expend our limited resources on candidates or indications that do not yield a successful product and fail to capitalize on other product candidates or indications for which there may be a greater likelihood of success or that may be more profitable.

In our cancer programs, we strategically determined initially to focus solely on the development of individualized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially have foregone, and we may continue to forego, other potentially more profitable therapy indications or those with a greater likelihood of success.

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

We expect to seek approval of our tumor-specific immunotherapy product candidates as a first-line therapy wherever possible, but also as a late-line therapy where appropriate, and potentially as adjuvant therapy. There is no guarantee that our product candidates, even if approved in late-line therapy, would be approved for second-line or first-line or adjuvant therapy. In addition, we may have to conduct additional clinical trials prior to gaining approval for first-line or adjuvant therapy.

While our SLATE product is designed to be readily available (off-the-shelf), GRANITE may initially take approximately 14 to 18 weeks post-sequencing to be manufactured and released for human use, and this long timeline demands that either patients are consented and entered into our trials when they start a prior line of therapy, and start our therapy upon disease progression, or we initiate treatment in patients who have entered the maintenance phase of their original line of treatment. For example, we might enroll newly diagnosed patients who are due to receive front-line chemotherapy and then start their therapy with our immunotherapy product candidate as second-line treatment when they progress upon front-line chemotherapy or fail to tolerate it. This carries the risk of time delays or drop-out, i.e., patients may not progress after first-line chemotherapy for a long time, or they may decide not to receive an immunotherapy product candidate we have manufactured for them, at our expense. Alternatively, we may treat first-line patients once they have completed their initial treatment and have not progressed (called maintenance therapy)—this renders efficacy harder to interpret versus simple treatment studies (any objective response cannot clearly be attributed to our products) and may be complicated by standard of care treatments, which may necessarily be continued alongside our immunotherapy candidates, further confounding interpretation of efficacy.

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

The timely completion of our clinical trials in accordance with their protocols depends, among other things, on our ability to enroll a sufficient number of patients who remain in the study until its conclusion. We may experience difficulties in patient enrollment in our clinical trials for a variety of reasons. The enrollment of patients depends on many factors, including:

•
the patient eligibility criteria defined in the protocol;
•
the size of the patient population required for analysis of the trial’s primary endpoints;
•
the proximity of patients to trial sites;
•
the design of the trial;
•
our ability to recruit clinical trial investigators with the appropriate competencies and experience;
•
clinical trial investigators’ willingness to enroll patients during a public health crisis, such as the COVID-19 pandemic;

•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating; and
•
our ability to obtain and maintain patient consents.

Our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and such competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. In addition, as we have faced challenges with patient enrollment and monitoring once on study due to the COVID-19 pandemic, similar challenges are likely in case of a resurgence of the COVID-19 pandemic or if another such public health crisis were to occur.

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

•
regulatory authorities may vary, suspend or revoke their approval of the product;

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
•
physician and patient willingness to adopt a new therapy for appropriate patients versus other available therapies for a particular indication;
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

We currently perform most of the manufacturing of our product candidates internally and rely on qualified third parties to supply some components of our product candidates. Our inability to manufacture sufficient quantities of any of our current or future product candidates, or the loss of our third-party suppliers, or our or their failure to comply with applicable regulatory requirements or to supply sufficient quantities at acceptable quality levels or prices, or at all, would materially adversely affect our business.

Manufacturing is a vital component of our immunotherapy approach, and we have invested significantly in our manufacturing facility. To ensure timely and consistent product supply assurance to our patients, we previously used a hybrid product supply approach whereby certain elements of our product candidates were manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements were manufactured at qualified third-party contract manufacturing organizations (CMOs). All internal and third-party contract manufacturing is performed under cGMP or similar guidelines. We have since internalized most of the manufacturing steps to optimize cost and production time and establish full control over intellectual property and product quality. We will need to continue to scale up our manufacturing operations, as we continue to build the infrastructure and improve the capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce them for use in the conduct of our preclinical studies or clinical trials. We currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a late-clinical or commercial scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

Our facilities and the facilities used by our CMOs to manufacture our product candidates are subject to various regulatory requirements and may be subject to inspection by the FDA or other regulatory authorities. We do not control the manufacturing process at our CMOs and are completely dependent on them for compliance with current regulatory requirements. If we or our CMOs cannot successfully manufacture material that conforms to our specifications and the strict regulatory requirements of the FDA or comparable regulatory authorities in foreign jurisdictions, we may not be able to rely on our or their manufacturing facilities for the manufacture of elements of our product candidates. In addition, we have limited control over the ability of our CMOs to maintain adequate quality control, quality assurance and qualified personnel. If the FDA or a comparable foreign regulatory authority finds our facilities or those of our CMOs inadequate for the manufacture of our product candidates, or if such facilities are subject to enforcement action in the future or are otherwise inadequate, we may need to find alternative manufacturing facilities, which would significantly impact our ability to develop, obtain regulatory approval for or market our product candidates.

Additionally, even if one of our product candidates receives regulatory approval, successful commercialization depends on our ability to effectively scale up our in-house manufacturing capabilities and those of our manufacturing partners and contractors. Although we have a dedicated manufacturing facility in Pleasanton, we do not have sufficient manufacturing infrastructure to support a global roll-out of our product candidates on our own. We may not be able to timely and effectively produce our product candidates, if approved, in adequate quantities to address global demand. We have not previously had a commercial launch of any product, and we cannot guarantee that we will be able to meet any of the related challenges and requirements in a timely manner or at all.

Finally, we and our CMOs may experience manufacturing and raw material sourcing difficulties due to resource constraints, as a result of labor disputes or unstable political environments, or due to the impact of a public health crisis such as the COVID-19 pandemic. If we or our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

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

We rely, and intend to continue to rely, on third parties in the conduct of all of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements or fail to meet expected deadlines, we may be unable to obtain regulatory approval for our product candidates.

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

Separately, in response to the COVID-19 pandemic, in March 2020, the FDA announced its intention to postpone most inspections of foreign manufacturing facilities, and on March 18, 2020, the FDA temporarily postponed routine surveillance inspections of domestic manufacturing facilities. Subsequently, in July 2020, the FDA resumed certain on-site inspections of domestic manufacturing facilities subject to a risk-based prioritization system. The FDA utilized this risk-based assessment system to assist in determining when and where it was safest to conduct prioritized domestic inspections. Additionally, on April 15, 2021, the FDA issued a guidance document in which the FDA described its plan to conduct voluntary remote interactive evaluations of certain drug manufacturing facilities and clinical research sites, among other facilities. According to the guidance, the FDA may request such remote interactive evaluations where the FDA determines that remote evaluation would be appropriate based on mission needs and travel limitations. In May 2021, the FDA outlined a detailed plan to move toward a more consistent state of inspectional operations, and in July 2021, the FDA resumed standard inspectional operations of domestic facilities and was continuing to maintain this level of operation as of September 2021. More recently, the FDA has continued to monitor and implement changes to its inspectional activities to ensure the safety of its employees and those of the firms it regulates as it adapts to the evolving COVID-19 pandemic and has also indicated that it intends to utilize remote regulatory assessments and other alternative tools beyond the COVID-19 pandemic. Regulatory authorities outside the United States have adopted similar restrictions or other policy measures in response to the COVID-19 pandemic. If a prolonged government shutdown occurs, or if global health concerns continue to prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

We face significant competition in an environment of rapid technological and scientific change, and our failure to effectively compete may prevent us from achieving significant market penetration. Most of our competitors have significantly greater resources than we do, and we may not be able to successfully compete.

The biotechnology and pharmaceutical industries are characterized by rapidly advancing technologies, intense competition and a strong emphasis on developing proprietary therapeutics. We compete with a variety of multinational biopharmaceutical companies and specialized biotechnology companies, as well as technology being developed at universities and other research institutions. Our competitors have developed, are developing or will develop product candidates and processes that may compete with our product candidates. Competitive therapeutic treatments include those that have already been approved and accepted by the medical community and any new treatments that enter the market. We believe that a significant number of product candidates are currently under development, and may become commercially available in the future, for the treatment of diseases and other conditions for which we may try to develop product candidates. There is intense and rapidly evolving competition in the biotechnology, biopharmaceutical and antibody and immunoregulatory therapeutics fields. We believe that, while our discovery platform, its associated intellectual property and our scientific and technical know-how give us a competitive advantage in this space, competition from many sources remains. Our competitors include larger and better funded biopharmaceutical, biotechnological and therapeutics companies. Moreover, we also compete with current and future therapeutics developed at universities and other research institutions.

Our success will partially depend on our ability to develop and protect therapeutics that are safer and more effective than competing products. Our commercial opportunity and success will be reduced or eliminated if competing products that are safer, more effective, or less expensive than the therapeutics we develop.

For example, if either of our GRANITE or SLATE vaccine candidates is approved, it will compete with a range of therapeutic treatments that are either in development or currently marketed, of which there are many. Such marketed therapies range from immune checkpoint inhibitors such as Bristol-Myers Squibb Company’s OPDIVO and YERVOY, Merck & Co., Inc.’s KEYTRUDA, AstraZeneca’s IMFINZI, and Genentech, Inc.’s TECENTRIQ, T cell engager immunotherapies such as Amgen, Inc.’s BLINCYTO, and multi-kinase inhibitors such as Bayer’s STIVARGA. The most common therapeutic treatments for common solid tumors are chemotherapeutic compounds, radiation therapy, targeted therapies and now immunotherapies. In addition, numerous compounds are in clinical development for cancer treatment. The clinical development pipeline for cancer treatments includes small molecules, antibodies and immunotherapies from a variety of groups, including in the neoantigen space, the bispecific antibody space and engineered cell therapy and T cell receptor (TCR) space. Many of these companies are well-capitalized and, in contrast to us, have significant clinical experience.

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

The availability of coverage and adequacy of reimbursement by managed care plans, governmental healthcare programs, such as Medicare and Medicaid, private health insurers and other third-party payors are essential for most patients to be able to afford medical services and pharmaceutical products such as our product candidates that receive FDA approval. Our ability to achieve acceptable levels of coverage and reimbursement for our products or procedures using our products by third-party payors will have an effect on our ability to successfully commercialize our product candidates. Obtaining coverage and adequate reimbursement for our products may be particularly difficult due to general price sensitivity associated with drugs administered under the supervision of a physician. Separate reimbursement for the product itself or the treatment or procedure in which our product is used may not be available. A decision by a third-party payor not to cover or separately reimburse for our products, or procedures using our products, could reduce physician utilization of our products once approved. Assuming there is coverage for our product candidates, or procedures using our product candidates, by a third-party payor, the resulting reimbursement payment rates may not be adequate or may require co-payments that patients find unacceptably high. We cannot be sure that coverage and reimbursement in the United States, the European Union Member States or elsewhere will be available for our product candidates or procedures using our product candidates, or any product that we may develop, and any reimbursement that may become available may not be adequate or may be decreased or eliminated in the future.

Third-party payors increasingly are challenging prices charged for pharmaceutical products and services, and many third-party payors may refuse to provide coverage and reimbursement for particular drugs or biologics when an equivalent generic drug, biosimilar or a less expensive therapy is available. It is possible that a third-party payor may consider our product candidates as substitutable and only offer to reimburse patients for the less expensive product. Even if we show improved efficacy or improved convenience of administration with our product candidates, pricing of existing third-party therapeutics may not necessarily inform the price for our product candidates. These third-party payors may deny or revoke the reimbursement status of our product candidates, if approved. If reimbursement is not available or is available only at limited levels, we may not be able to successfully commercialize our product candidates.

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

No uniform policy for coverage and reimbursement for products exists among third-party payors in the United States. Therefore, coverage and reimbursement for products can differ significantly from payor to payor. As a result, the coverage determination process is often a time-consuming and costly process that may require us to provide scientific and clinical support for the use of our product candidates to each payor separately, with no assurance that coverage and adequate reimbursement will be applied consistently or obtained in the first instance. Furthermore, rules and regulations regarding reimbursement change frequently, in some cases on short notice, and we believe that future changes in these rules and regulations are likely. In addition, companion diagnostic tests require coverage and reimbursement separate and apart from the coverage and reimbursement for their companion pharmaceutical or biological products. Similar challenges to obtaining coverage and reimbursement, applicable to pharmaceutical or biological products, will apply to companion diagnostics.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products, and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the recently-enacted Inflation Reduction Act directs the Secretary to negotiate maximum fair prices for certain Medicare drugs. The law also requires manufacturers to pay a rebate if the price of a Medicare Part B or Part D drug increases at a rate that exceeds inflation and redesigns the Medicare Part D benefit in a way that potentially obligates manufacturers to increased discounts on Part D utilization. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

If we are unable to support demand for our existing or future services, including ensuring that we have adequate capacity to meet increased demand, or we are unable to successfully manage the evolution of our EDGE™ platform, our business could suffer.

As the demand for our individualized and off-the-shelf vaccine-based immunotherapy candidates increases with our clinical trial needs, we will need to continue to increase our workflow capacity for sample intake and general process improvements, expand our internal quality assurance program, and apply our EDGE™ platform at a larger scale within expected turnaround times. We will need additional certified laboratory scientists and technicians and other scientific and technical personnel to process higher volumes of tumor biopsies. Portions of our process are not automated and will require additional personnel to scale. We will also need to purchase additional equipment, some of which can take several months or more to procure, set up, and validate, and increase our software and computing capacity to meet increased volume. There is no assurance that any of these increases in scale, expansion of personnel, equipment, software and computing capacities, or process enhancements will be successfully implemented, or that we will have adequate space in our laboratory facilities to accommodate such required expansion.

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

We currently do not have a marketing or sales organization. In order to commercialize our product candidates, if approved, in the United States and foreign jurisdictions, we will need to build our marketing, sales, distribution, managerial and other non-technical capabilities or make arrangements with third parties to perform these services, and we may not be successful in doing so. If any of our product candidates receive regulatory approval, we expect to establish a sales organization with technical expertise and supporting distribution capabilities to commercialize each such product candidate, which will be expensive and time consuming. We have no prior experience in the marketing, sale and distribution of pharmaceutical products, and there are significant risks involved in building and managing a sales organization, including our ability to hire, retain, and incentivize qualified individuals, generate sufficient sales leads, provide adequate training to sales and marketing personnel, and effectively manage a geographically dispersed sales and marketing team. Any failure or delay in the development of our internal sales, marketing and distribution capabilities would adversely impact the commercialization of these products. We may choose to collaborate with third parties that have direct sales forces and established distribution systems, either to augment our own sales force and distribution systems or in lieu of them. If we are unable to enter into such arrangements on acceptable terms or at all, we may not be able to successfully commercialize our product candidates. If we are not successful in commercializing our current or any future product candidates, either on our own or through arrangements with one or more third parties, we may not be able to generate any future product revenue and we would incur significant additional losses.

We will need to increase the size of our organization, and we may experience difficulties in managing growth.

As of December 31, 2022, we had 233 full-time employees. As our clinical trials progress and we get closer to any potential regulatory approvals, we will need to expand our managerial, regulatory, clinical science, development operations, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our future needs. Our need to effectively execute on our growth strategy requires that we:

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

In February 2021, we announced that we had entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine for HIV. Under the terms of the agreement, Gilead is responsible for conducting the Phase 1 study and, if it exercises its exclusive option, will develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. In such case, subject to certain clinical, regulatory and commercial milestones being achieved, we would be eligible to receive up to an additional $725.0 million, as well as certain royalties on net sales upon commercialization. Separately, in August 2018, we entered into a strategic collaboration with 2seventy to utilize our EDGE™ platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in 2seventy’s cell therapy products. Under that collaboration, we are entitled to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones and tiered single digit royalties on sales of 2seventy’s cell therapy products utilizing the TCRs we develop directed at the targets we discovered.

Apart from these strategic collaborations, in the future, we may seek to enter into additional collaboration arrangements for the development or commercialization of certain of our product candidates, depending on the merits of retaining commercialization rights for ourselves as compared to entering into collaboration arrangements. To the extent that we decide to enter into collaboration agreements in the future, we may face significant competition in seeking appropriate collaborators. Moreover, all such collaboration arrangements are complex and time-consuming to negotiate, document, implement and maintain, as well as challenging to manage. We may not be successful in our efforts with Gilead or 2seventy, and we may never receive any of the payments contemplated in those collaboration arrangements. Further, we may be unable to prudently manage these collaborations or enter into new ones. The terms of any new collaborations or other arrangements that we may establish may not be favorable to us.

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

We, or the third parties upon whom we depend, may be adversely affected by risks beyond our control, such as natural disasters, political crises, acts of terrorism, war or other catastrophic events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

Our corporate headquarters and certain of our other facilities, including our manufacturing facility, are located in the San Francisco Bay Area, which in the past has experienced both severe earthquakes and wildfires. We do not carry earthquake insurance. Earthquakes, wildfires or other natural disasters could severely disrupt our operations and have a material adverse effect on our business, results of operations, financial condition and prospects. For example, if a natural disaster, power outage or other event occurred that prevented us from using all or a significant portion of our headquarters or other facilities, that damaged critical infrastructure, such as our enterprise financial systems or manufacturing resource planning and enterprise quality systems, or that otherwise disrupted operations, it may be difficult or, in certain cases, impossible, for us to continue our business for a substantial period of time.

In addition, in late February 2022, Russian military forces launched significant military action against Ukraine. In response, many countries and organizations implemented new, stricter sanctions against officials, individuals, regions, and industries in Russia and Belarus. These and other actions related to Russia’s invasion of Ukraine have also been a major contributing factor to high inflation as well as putting significant downward pressure on economic growth. Apart from the tragic loss of life and human suffering, the war in Ukraine has had, and likely will continue to have, an adverse effect on the global economy and political situation.

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

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the loss of confidential information or other intellectual property. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, either full-time or on a hybrid basis, which may create additional opportunities for cybercriminals to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures. We may also experience security breaches that may remain undetected for an extended period. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personally identifiable information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal and state privacy and security laws, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Further, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption or breach of our systems.

Our business is subject to complex and evolving laws and regulations regarding privacy, data protection and other matters relating to information collection.

There are numerous state, federal and non-U.S. laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of different types of personal data and personal information and other personal, customer, or other data, the scope of which is continually evolving and subject to differing interpretations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

In the United States, although we currently are not subject to the privacy or security regulations implementing HIPAA, many of the persons and organizations with which we interact are subject to those regulations and we have to expend resources to understand their obligations, adjust contractual relationships in light of those obligations, or otherwise modify our business practices. Congress has considered expanding the scope of the HIPAA privacy and security regulations and we may in the future ourselves become subject to them or similar regulations, which would require us to make additional expenditures and create additional liability risks.

At the state level, many U.S. states in which we operate have laws that protect the privacy and security of personal information, and other states have proposed privacy legislation that may more stringent or broader in scope, or offer greater individual rights, than the laws to which we currently are subject. This patchwork of evolving privacy law complicates our compliance efforts, at considerable cost. Even a single state’s privacy regime can be very complicated. For example, the California Confidentiality of Medical Information Act (the “CMIA”) imposes on pharmaceutical companies strict data privacy and security requirements and obligations with respect to the personal health information of California residents and authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. In parallel, the California Consumer Privacy Act of 2018 (the “CCPA”), which was substantially amended in 2020 pursuant to the California Privacy Rights Act (the “CPRA”), which generally went into effect on January 1, 2023, generally requires us to provide notice to California residents regarding the personal information we collect, use and share and to honor such residents’ privacy rights, including the right to opt out of the sale of their personal information. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of sensitive personal information. California’s aggressive steps to protect consumer privacy have been followed by similar actions in other states, including Virginia, Colorado, Utah and Connecticut, all of which have enacted CCPA/CPRA-like laws to provide their respective residents with similar rights, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. The effects on our business of this rapidly growing body of privacy and data protection laws are potentially significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In the European Union, the General Data Protection Regulation (GDPR) went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR has increased our obligations, for example, by imposing higher standards when obtaining consent from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract third-party processors in connection with the processing of personal data. The GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found to provide adequate protection to such personal data; in July 2020, the Court of Justice of the European Union (“CJEU”) limited how organizations could lawfully transfer personal data from the EU/EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions on the use of standard contractual clauses (SCCs). In March 2022, the U.S. and EU announced a new regulatory regime intended to replace the invalidated regulations; however, this new EU-U.S. Data Privacy Framework has not been implemented beyond an executive order signed by President Biden on October 7, 2022 on Enhancing Safeguards for United States Signals Intelligence Activities. European court and regulatory decisions subsequent to the CJEU decision of July 2020 have taken a restrictive approach to international data transfers. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or start taking enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. From January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR (UK GDPR), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

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

Compliance with applicable environmental laws and regulations may be expensive, and current or future environmental laws and regulations may impair our research, product development and manufacturing efforts. In addition, we cannot entirely eliminate the risk of accidental injury or contamination from these materials or wastes. Although we maintain workers’ compensation insurance to cover us for costs and expenses that we may incur due to injuries to our employees resulting from the use of hazardous materials, this insurance may not provide adequate coverage against potential liabilities. We do not carry specific biological or hazardous waste insurance coverage, and our property, casualty, and general liability insurance policies specifically exclude coverage for damages and fines arising from biological or hazardous waste exposure or contamination. Accordingly, in the event of contamination or injury, we could be held liable for damages or be penalized with fines in an amount exceeding our resources, and our clinical trials or regulatory approvals could be suspended, which could have a material adverse effect on our business, results of operations and financial condition.

Our business may be materially adversely affected by a public health crisis such as the ongoing COVID-19 pandemic, including a resurgence of the COVID-19 pandemic or localized outbreaks in certain parts of the world.

While the COVID-19 pandemic did not materially adversely affect our business operations during the year ended December 31, 2022, economic and health conditions in the United States and across most of the globe have changed considerably since the pandemic began. In particular, supply chain disruptions have become a concern for many businesses, particularly if critical supplies are sourced from China or other regions where extended lock-downs remain a real possibility. The COVID-19 pandemic also caused significant volatility in the U.S. and international markets and was a contributing factor to high inflation and extended economic downturn. We are subject to inflationary pressures on employee wages, salaries, and the cost of various goods and services that can negatively impact our financial results. We have experienced minor delays in delivery of various products related to our manufacturing processes and in some cases have had to identify new suppliers, which at times resulted in increased costs. While none of the disruptions of our supply chain to date have been material, we cannot exclude the possibility that further supply chain disruptions due to a resurgence of the COVID-19 pandemic, even if limited to localized outbreaks in certain parts of the world, could have a material adverse effect on our business, and the extent to which these issues will impact our results remains uncertain. Moreover, the emergence of any new pandemic or similar public health crisis would subject our business to risks similar to those of the COVID-19 pandemic.

In addition to the risk of such supply chain disruptions, as a result of the COVID-19 pandemic, including a resurgence or localized outbreaks in certain parts of the world, we may also experience disruptions that could severely impact our business, preclinical studies and clinical trials, including:

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
•
While chimpanzee-based adenoviral (ChAd) vaccines have not yet been approved in the US, there is a risk that patient candidates to our GRANITE or SLATE vaccine candidates may become ineligible due to pre-existing neutralizing antibodies to ChAd vaccines, for example following participation in SARS-CoV-2 clinical trials using such vaccines. This in turn could slow down recruitment to our clinical trials, especially if we were to consider expanding our trials in the EU, and, ultimately, if these ChAd vaccines against SARS-CoV-2 are proven effective and become widely available in the general population, may render our vaccination approach unsuitable for many cancer patients. Similarly, patients who have been previously vaccinated with a mRNA-based vaccine may be reluctant to receive our samRNA vaccines or may have contraindications, such as allergic reaction to their SARS-CoV-2, mRNA-based vaccines.
•
Our increased reliance on personnel working from home, a shift that began with the COVID-19 pandemic but has become the established norm, may negatively impact productivity or disrupt, delay or otherwise adversely impact our business. In addition, this could increase our cyber-security risk, create data accessibility concerns and make us more susceptible to communication disruptions, any of which could adversely impact our business operations or delay necessary interactions with local and federal regulators, ethics committees, manufacturing sites, research or clinical trial sites and important agencies and contractors.
•
The FDA and comparable foreign regulatory agencies may experience operational interruptions or delays, which may impact timelines for regulatory submission, trial initiation and regulatory approval.

The COVID-19 outbreak has become less of a direct threat to public health in countries that have achieved relatively high vaccination rates, such as the United States; but, it remains unclear when the pandemic will cease to pose a threat to the global economy, particularly if full global vaccination is not achieved or existing vaccines prove less effective against new variants of the virus. The extent to which the outbreak may impact our business, manufacturing, preclinical development activities, preclinical studies and planned clinical trials will depend on future developments, which are highly uncertain and cannot be predicted with confidence, such as the potential for localized outbreaks of COVID-19 in countries or regions with relatively low vaccination rates, travel restrictions, lock-downs and other actions to contain the outbreak or treat its impact, business closures or business disruptions, and the effectiveness of actions taken to contain and treat the disease.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2022, our solely owned patent portfolio includes pending patent applications and issued patents. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office (USPTO) courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

Enforcing a claim that a party illegally disclosed or misappropriated a trade secret is difficult, expensive and time-consuming, and the outcome is unpredictable. In addition, some courts inside and outside the United States are less willing or unwilling to protect trade secrets. Moreover, third parties may still obtain this information or may come upon this or similar information independently, and we would have no right to prevent them from using that technology or information to compete with us. Trade secrets will over time be disseminated within the industry through independent development, the publication of journal articles and the movement of personnel skilled in the art from company to company or academic to industry scientific positions. Though our agreements with third parties typically restrict the ability of our advisors, employees, collaborators, licensors, suppliers, third-party contractors and consultants to publish data potentially relating to our trade secrets, our agreements may contain certain limited publication rights. If any of our trade secrets were to be lawfully obtained or independently developed by a competitor, we would have no right to prevent such a competitor from using that technology or information to compete with us, which could harm our competitive position. Because from time to time we expect to rely on third parties in the development, manufacture, and distribution of our products and provision of our services, we must, at times, share trade secrets with them. Despite employing the contractual and other security precautions described above, the need to share trade secrets increases the risk that such trade secrets become known by our competitors, are inadvertently incorporated into the technology of others, or are disclosed or used in violation of these agreements. If any of these events occurs, or if we otherwise lose protection for our trade secrets, the value of this information may be greatly reduced, and our competitive position would be harmed. If we do not apply for patent protection prior to such publication or if we cannot otherwise maintain the confidentiality of our proprietary technology and other confidential information, then our ability to obtain patent protection or to protect our trade secret information may be jeopardized.

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

Our licensed European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union, that is expected to be fully ratified in 2023. Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the recently created Unified Patent Court (UPC) for the European Union, that is expected to be fully ratified in 2023. Our licensors may decide to not opt out of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

Our current licenses impose, and our future licenses likely will impose, various royalty payments, milestones, and other obligations on us. If we fail to comply with any of these obligations, we may be required to pay damages and the licensor may have the right to terminate the license. Termination by the licensor would cause us to lose valuable rights and could prevent us from developing and commercializing our product candidates and proprietary technologies. Our business would suffer if any current or future licenses terminate, if the licensors fail to abide by the terms of the license, if the licensors fail to enforce licensed patents against infringing third parties, if the licensed patents or other rights are found to be invalid or unenforceable, or if we are unable to enter into necessary licenses on acceptable terms. Furthermore, if any current or future licenses terminate, or if the underlying patents fail to provide the intended exclusivity, competitors or other third parties may gain the freedom to seek regulatory approval of, and to market, products identical to ours. Moreover, our licensors may own or control intellectual property that has not been licensed to us and, as a result, we may be subject to claims, regardless of their merit, that we are infringing or otherwise violating the licensor’s rights. In addition, while we cannot currently determine the amount of the royalty obligations we would be required to pay on sales of future products, if any, the amounts may be significant. The amount of our future royalty obligations will depend on the technology and intellectual property we use in products that we successfully develop and commercialize, if any. Therefore, even if we successfully develop and commercialize products, we may be unable to achieve or maintain profitability.

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

Other entities may have or obtain patents or proprietary rights that could limit our ability to make, use, sell, offer for sale or import our product candidates and future approved products or impair our competitive position. There is a substantial amount of litigation, both within and outside the United States, involving patent and other intellectual property rights in the biotechnology and pharmaceutical industries, including patent infringement lawsuits, interferences, oppositions, reexaminations, inter partes review proceedings and post-grant review proceedings before the USPTO and/or corresponding foreign patent offices. Numerous third-party U.S. and foreign issued patents and pending patent applications exist in the fields in which we are developing product candidates. There may be third-party patents or patent applications with claims to materials, formulations, methods of manufacture or methods for treatment related to the use or manufacture of our product candidates. For example, we are aware of and have timely opposed EP Patent 2569633, expiring in May 2031 (absent any patent term adjustments or extensions), directed to certain methods of identifying and using neoantigens. EP Patent 2569633 is currently validated in Great Britain, France, Germany, Netherlands, Italy, Ireland, Spain and Switzerland. Our opposition was filed in our name on November 7, 2016 by Vossius & Partner. Four other parties also filed oppositions to the patent within the required timeframe. The Opposition Division of the European Patent Office (EPO), held opposition hearings on October 15 and 16, 2018, and determined that EP Patent 2569633 does not meet the requirements of the European Patent Convention (EPC) and consequently, revoked the patent. We received notice in April 2019 that EP Patent 2569633 patentees and licensors filed their appeal to the Opposition Division’s decision, and we, along with other opposers, filed responses in August 2019. Opponent Christian Müller withdrew his opposition in May 2020, but the appeal proceedings were to be continued between the remaining parties. The EPO scheduled the oral proceedings for the appeal for September 27 and 28, 2022. However, on August 22, 2022, Appellant filed for withdrawal of their appeal and the oral proceedings were subsequently cancelled. The Opposition Division’s decision revoking EP Patent 2569633 is thus final.

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

As the biotechnology industry expands and more patents are issued, the risk increases that our product candidates may be subject to claims of infringement of the patent rights of third parties. Our competitors in both the United States and abroad, many of which have substantially greater resources and have made substantial investments in patent portfolios and competing technologies, may have applied for or obtained or may in the future apply for and obtain, patents that will prevent, limit or otherwise interfere with our ability to make, use and sell our product candidates. We do not always conduct independent reviews of pending patent applications of, and patents issued to, third parties.

Patent applications in the United States and elsewhere are typically published approximately eighteen (18) months after the earliest filing for which priority is claimed, with such earliest filing date being commonly referred to as the priority date. Certain U.S. applications that will not be filed outside the United States can remain confidential until patents issue. In addition, patent applications in the United States and elsewhere can be pending for many years before issuance, or unintentionally abandoned patents or applications can be revived. Furthermore, pending patent applications that have been published can, subject to certain limitations, be later amended in a manner that could cover our technologies, our product candidates or the use of our product candidates. As such, there may be applications of others now pending or recently revived patents of which we are unaware. These applications may later result in issued patents, or the revival of previously abandoned patents, that will prevent, limit or otherwise interfere with our ability to make, use or sell our products. Because patent applications are maintained as confidential for a certain period of time, until the relevant application is published, we may be unaware of third-party patents that may be infringed by commercialization of our product candidates, and we cannot be certain that we were the first to file a patent application related to a product candidate or technology. Moreover, because patent applications can take many years to issue, there may be currently pending patent applications that may later result in issued patents that our product candidates may infringe. In addition, identification of third-party patent rights that may be relevant to our technology is difficult because patent searching is imperfect due to differences in terminology among patents, incomplete databases and the difficulty in assessing the meaning of patent claims. Any claims of patent infringement asserted by third parties would be time consuming and could:

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

Our registered or unregistered trademarks or trade names may be challenged, infringed, circumvented or declared generic or determined to be infringing on other marks. We may not be able to protect our rights to these trademarks and trade names, which we need to build name recognition among potential partners or customers in our markets of interest. At times, competitors may adopt trade names or trademarks similar to ours, thereby impeding our ability to build brand identity and possibly leading to market confusion. In addition, there could be potential trade name or trademark infringement claims brought by owners of other trademarks or trademarks that incorporate variations of our registered or unregistered trademarks or trade names. Over the long term, if we are unable to establish name recognition based on our trademarks and trade names, then we may not be able to compete effectively, and our business may be adversely affected. We may license our trademarks and trade names to third parties, such as distributors. Though these license agreements may provide guidelines for how our trademarks and trade names may be used, a breach of these agreements or misuse of our trademarks and trade names by our licensees may jeopardize our rights in or diminish the goodwill associated with our trademarks and trade names. Our efforts to enforce or protect our proprietary rights related to trademarks, trade names, trade secrets, domain names, copyrights or other intellectual property may be ineffective and could result in substantial costs and diversion of resources and could adversely affect our financial condition or results of operations.

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

Similarly, statutory or judicial changes to the patent laws of other countries may increase the uncertainties and costs surrounding the prosecution of patent applications and the enforcement or defense of issued patents. Our European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union, that is expected to be fully ratified in 2023. We may decide to opt out our European patents and patent applications from the UPC. However, if certain formalities and requirements are not met, our European patents and patent applications could be challenged for non-compliance and brought under the jurisdiction of the UPC. We cannot be certain that our European patents and patent applications will avoid falling under the jurisdiction of the UPC, if we decide to opt out of the UPC. Under the UPC, a granted European patent would be valid and enforceable in numerous European countries. Although such patent rights would apply to numerous European countries, a successful challenge to a European patent under the UPC could result in loss of patent protection in numerous European countries. Accordingly, a single proceeding under the UPC addressing the validity and infringement of the European patent could result in loss of patent protection in numerous European countries rather than in each validated country separately as such patents always have been adjudicated. Such a loss of patent protection could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates

We may not be able to protect our intellectual property rights throughout the world.

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

The degree of future protection afforded by our intellectual property rights is uncertain because intellectual property rights have limitations and may not adequately protect our business or permit us to maintain our competitive advantage. For example:

•
others may be able to make next generation cancer and infectious disease immunotherapies that are similar to ours but that are not covered by the claims of the patents that we own or have exclusively licensed;

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

Manufacturers and manufacturers’ facilities are required to comply with extensive FDA and comparable foreign regulatory authority requirements, including ensuring that quality control and manufacturing procedures conform to cGMP or similar regulations. As such, we and our contract manufacturers will be subject to continual review and inspections to assess compliance with cGMP or similar regulations and adherence to commitments made in any approved marketing application. Accordingly, we and others with whom we work must continue to expend time, money and effort in all areas of regulatory compliance, including manufacturing, production, and quality control.

We will have to comply with requirements concerning advertising and promotion for our products. Promotional communications with respect to prescription drugs and biologics are subject to a variety of legal and regulatory restrictions and must be consistent with the information in the product’s approved label and truthful and non-misleading. As such, we may not promote our products “off-label” for indications or uses for which they do not have approval. The holder of an approved application must submit new or supplemental applications and obtain approval for certain changes to the approved product, product labeling, or manufacturing process. We could also be asked to conduct post-marketing clinical studies to verify the safety and efficacy of our products in general or in specific patient subsets. An unsuccessful post-marketing study or failure to complete such a study could result in the withdrawal of marketing approval.

If a regulatory agency discovers previously unknown problems with a product, such as adverse events of unanticipated severity or frequency, or problems with the facility where the product is manufactured, or disagrees with the promotion, marketing or labeling of a product, such regulatory agency may impose restrictions on that product or us, including requiring withdrawal of the product from the market. If we fail to comply with applicable regulatory requirements, a regulatory agency or enforcement authority may, among other things:

•
issue warning letters;
•
impose civil or criminal penalties;

•
suspend, vary or revoke regulatory approval;
•
suspend any of our clinical studies;
•
refuse to approve pending applications or supplements to approved applications submitted by us;
•
impose restrictions on our operations, including closing our contract manufacturers’ facilities; or
•
seize or detain products, or require or request a product recall.

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

We may pursue orphan drug designation for certain of our future product candidates. Under the Orphan Drug Act, the FDA may designate a drug or biologic product as an orphan drug if it is intended to treat a rare disease or condition, defined as a patient population of fewer than 200,000 in the United States, or a patient population greater than 200,000 in the United States where there is no reasonable expectation that the cost of developing the drug will be recovered from sales in the United States. In the European Union, the European Commission, on the basis of a scientific opinion by the EMA’s Committee for Orphan Medicinal Products (COMP), grants orphan drug designation to promote the development of products that are intended for the diagnosis, prevention, or treatment of a life-threatening or chronically debilitating condition affecting not more than five in 10,000 persons in the European Union. Additionally, designation is granted for products intended for the diagnosis, prevention, or treatment of a life-threatening, seriously debilitating or serious and chronic condition when, without incentives, it is unlikely that sales of the drug in the European Union would be sufficient to justify the necessary investment in developing the drug or biological product. In any event, orphan designation is granted only if there is no satisfactory method of diagnosis, prevention, or treatment, or, if such a method exists, the medicine must be of significant benefit to those affected by the condition. It is no longer necessary to obtain orphan designation in Great Britain before an application for marketing authorization is made, and the criteria will be assessed by the MHRA, at the time of assessment of the application for marketing authorization. The criteria in Great Britain are similar to those in the EU but have been tailored for the Great Britain market.

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs, and application fee waivers. In addition, if an orphan-designated product receives the first FDA approval for the indication for which it has orphan designation (meaning that FDA has not previously approved a drug considered the same drug for same orphan condition), the product is entitled to orphan drug exclusivity. If there is a previously approved same drug for the same orphan condition, to obtain orphan exclusivity, the sponsor of the subsequent drug must demonstrate clinical superiority over the previously approved same drug. If granted, orphan exclusivity means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity to meet the needs of the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval, subject to the positive outcome of the reassessment of the continued compliance with the orphan designation criteria at the time of approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met at the end of the fifth year since grant of the approval, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Moreover, upcoming legislative reforms in the European Union may result in a reduction of market exclusivity periods for orphan medicinal products and/or imposition of additional requirements for grant of such exclusivity. In Great Britain, if the criteria for orphan designation are met at the time of assessment of the marketing authorization, the applicant is entitled to a fee reduction and ten years of market exclusivity. The terms of market exclusivity, and possibility for the period to be reduced, are similar to those in the EU. The European Commission is expected to publish new proposed legislation in March 2023 which, if adopted by the European Parliament and the Council of Ministers, will introduce significant number of changes to the market exclusivities granted to orphan medicinal products and the related procedures and requirements in the EU.

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

Moreover, a September 2021 Eleventh Circuit decision in Catalyst Pharmaceuticals, Inc. vs. Becerra regarding interpretation of the Orphan Drug Act exclusivity provisions as applied to drugs approved for orphan indications narrower than the drug’s orphan designation could significantly broaden the scope of orphan drug exclusivity for such products. In January 2023, FDA, however, issued a Federal Register notice clarifying its approach to orphan drug exclusivity following the Catalyst decision that suggests this may not be the agency’s intended direction going forward. Consistent with the court’s decision, FDA set aside its approval of the drug at issue in the case. But otherwise, the notification announced that at this time, while complying with the court’s order in Catalyst, FDA intends to continue to apply its regulations tying the scope of orphan-drug exclusivity to the uses or indications for which a drug is approved to matters beyond the scope of that order. Specifically, FDA intends to continue to apply its longstanding regulations tying the scope of orphan drug exclusivity to the uses or indications for which the orphan drug was approved. Legislation also has been introduced that may reverse the Catalyst decision.

A fast track designation by the FDA, even if granted for any of our product candidates, may not lead to a faster development or regulatory review or approval process, and does not increase the likelihood that our product candidates will receive marketing approval.

We have received fast track designation for GRANITE for the treatment of colorectal cancer, and we may seek such designation for some or all of our other product candidates. If a drug or biologic, in our case, is intended for the treatment of a serious or life-threatening disease or condition and the biologic demonstrates the potential to address unmet medical needs for this disease or condition, the biologic sponsor may apply for FDA fast track designation. The sponsor of a fast-track product candidate has opportunities for more frequent interactions with the applicable FDA review team during product development; and, once a BLA is submitted, the product candidate may be eligible for priority review. A fast track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA. The FDA has broad discretion whether or not to grant this designation. Even if we believe a particular product candidate is eligible for this designation, we cannot guarantee that the FDA would grant it. Even if we do receive fast track designation, we may not experience a faster development process, review or approval compared to conventional FDA procedures. The FDA may withdraw fast track designation if it believes that the designation is no longer supported by data from our clinical development program.

Some of our product candidates may require pediatric development, which may delay our regulatory approvals and ultimately our commercial licensure.

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

Furthermore, the expansion of the 340B Drug Discount Program through the ACA has increased the number of purchasers who are eligible for significant discounts on branded drugs. Several drug manufacturers have commenced litigation, which remains ongoing, challenging the legality of contract pharmacy arrangements under the 340B Drug Discount Program, which may affect the way in which manufacturers are required to extend the 340B Drug Discount Program prices to covered entities, including through contract pharmacies. There are also ongoing challenges regarding the implementation of the 340B Drug Discount Program Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers. In November 2022, the Health Resources and Services Administration issued a proposed rule to establish and implement an administrative dispute resolution process for certain disputes arising hunder the 340B drug pricing program. The public comment period closed on January 30, 2023. The nature of the Administrative Dispute Resolution Process, once finalized, may have a material adverse impact on our revenue should we participate in the 340B Drug Discount Program after receiving approval for our product candidates.

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a recent judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace during the COVID-19 pandemic. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect April 1, 2013 and due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent further congressional action. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations. Additionally, Congress has considered a number of bills relating to drug pricing and recently enacted the Inflation Reduction Act of 2022 (IRA), which was signed into law by President Biden and contains a number of provisions regarding drug pricing. The IRA adopted drug pricing reforms that will allow the federal government to negotiate prices for some high-cost drugs covered under Medicare Parts B and D, introduce inflationary rebates on certain Medicare Part B and Medicare Part D drugs and redesign the structure of the Part D benefit. It remains unclear how numerous aspects of this law will be implemented and how it will affect our business, and it is possible that Congress will consider other legislation that would affect drug pricing issues going forward. Although the Build Back Better Act stalled in Congress, there are other drug pricing reforms still under consideration in Congress, including elements of the Build Back Better Act aimed at allowing Medicare to negotiate the price of prescription drugs in the United States.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, bring more transparency to drug pricing rationale and methodologies (including, for example, by requiring drug manufacturers to disclose planned drug price increases and the rationales for such increases), implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees, and other remuneration provided by drug manufacturers related to certain pharmaceutical products, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability for single source and innovator multiple source drugs effective as of January 1, 2024 under the American Rescue Plan Act of 2021, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program, and facilitate the importation of certain lower-cost drugs from other countries. In July 2021, President Biden issued an Executive Order directing various executive branch agencies to take actions to lower drug prices and promote generic competition, including directing FDA to support and work with states and Indian Tribes to develop importation plans to import prescription drugs from Canada. The Executive Order required the Secretary of Health and Human Services to develop a comprehensive plan for addressing drug prices. The plan was released on September 9, 2021, and it includes support for legislative and administrative actions that would improve affordability, access and competition, and foster scientific innovation. Following passage of the IRA, in October 2022, President Biden issued an Executive Order directing the Center for Medicare and Medicaid Innovation to consider new models to lower drug costs and promote access to Medicare and Medicaid beneficiaries. The Executive Order directs HHS to issue a report on potential models to the White House within 90 days, and HHS delivered a report to President Biden on February 14, 2023 that outlines three models, including one that would develop payment methods for drugs approved under accelerated approval, in consultation with the Food and Drug Administration, to encourage timely confirmatory trial completion and improve access to post market safety and efficacy data. It is possible that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed in this “Risk Factors” section of this report and others such as:

•
results from, and any delays in, our clinical trials, in particular for GRANITE and SLATE or any other current or future clinical development programs, including public misperception of the results of our trials;
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

We may choose to raise additional capital in the future, depending on market conditions, strategic considerations and operational requirements. For example, we have issued and may continue to issue shares in our “at the market offering” program or other registered offerings under our 2022 Shelf Registration Statement, and we have issued shares in three private placement of public issuer’s equity transactions. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.

Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2022, we have a total of 86,894,901 shares of common stock outstanding, as well as approximately 26.8 million shares underlying pre-funded warrants and approximately 7.7 million shares of common stock that are subject to outstanding options, restricted stock units or other equity awards. If these additional shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

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
•
a prohibition on stockholder action by written consent, which force stockholder action to be taken at an annual or special meeting of our stockholders;
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

Risks related to our Loan Agreement

Our failure to comply with the covenants or payment obligations under our existing term loan facility could result in an event of default, which may result in increased interest charges, acceleration of our repayment obligations or other actions by the lenders, any of which could negatively impact our business, financial condition and results of operations.

On July 19, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., Silicon Valley Bank, and certain financial institutions or other entities from time-to-time party thereto (the “Lenders”) pursuant to which the Lenders made available to us a secured term loan facility in an aggregate principal amount of up to $80 million (the “Term Loan”). We immediately drew $20.0 million under this facility upon entry into the Loan Agreement. In connection with the Loan Agreement, we granted the Lenders a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. The Loan Agreement also includes customary events of default, including payment defaults, breaches of covenants following any applicable cure period, the occurrence of certain events that could reasonably be expected to have a material adverse effect (as set forth in the Loan Agreement), cross default to certain third-party indebtedness and certain events relating to bankruptcy or insolvency. Upon the occurrence of an event of default, a default interest rate of an additional 4.0% may be applied to the outstanding principal and interest payments due, and the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions may have a negative impact on our business, financial condition and results of operations.

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

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require our management and independent registered public accounting firm to report on the effectiveness of our internal control over financial reporting. However, for so long as we remain an emerging growth company as defined in the JOBS Act, we intend to take advantage of certain exemptions from various reporting requirements that are applicable to public companies that are not emerging growth companies, including, but not limited to, not being required to comply with the auditor attestation requirements of Section 404. Once we are no longer an emerging growth company or, if prior to such date, we opt to no longer take advantage of the applicable exemption, we will be required to include an opinion from our independent registered public accounting firm on the effectiveness of our internal controls over financial reporting. We will remain an emerging growth company until December 31, 2023.

In order to provide the reports required by these rules we must conduct reviews and testing of our internal controls. During the course of our review and testing, we may identify deficiencies and be unable to remediate them before we must provide the required reports. Furthermore, if we have a material weakness in our internal controls over financial reporting, we may not detect errors on a timely basis and our financial statements may be materially misstated. We or our independent registered public accounting firm may not be able to conclude on an ongoing basis that we have effective internal control over financial reporting, which could harm our operating results, cause investors to lose confidence in our reported financial information and cause the trading price of our stock to fall. In addition, as a public company we are required to file accurate and timely quarterly and annual reports with the SEC under the Exchange Act. In order to report our results of operations and financial statements on an accurate and timely basis, we will depend on third party vendors to provide timely and accurate notice of their costs to us. Any failure to report our financial results on an accurate and timely basis could result in sanctions, lawsuits, delisting of our shares from the Nasdaq Global Select Market or other adverse consequences that would materially harm our business.

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

Item 1B. Unresolved Staff Comments.

None.

Item 2. Properties.

Our corporate headquarters are currently located at 5959 Horton Street, Emeryville, California, comprising approximately 34,600 square feet of office and laboratory space. The lease term for the 5959 Horton lease expires on November 30, 2029 and we have an option to extend the lease term for two consecutive additional terms of 5 years. We also currently lease an aggregate of 20,700 square feet of space in two Cambridge, Massachusetts facilities, including (i) the lease of approximately 13,900 square feet of office and laboratory space, the term of which expires in April 2025 and (ii) the lease of approximately 6,800 square feet of office and laboratory space, the term of which expires in June 2023.

We lease a manufacturing facility in Pleasanton, California, where we occupy approximately 42,600 square feet of space. The current term of our lease expires in November 2024, with an option to extend the term through November 2029. We also lease an additional space in Pleasanton, California, where we occupy approximately 7,100 square feet of general office space. The current term of the lease expires in November 2024.

In addition, we lease part of a newly-built facility in Boston, Massachusetts, comprising approximately 73,495 square feet of office and laboratory space. We expect to take occupancy of this facility in 2023.

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

Holders of Common Stock

As of March 7, 2023, there were 18 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Performance Graph

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

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

Overview

We are a clinical-stage biotechnology company focused on combining immunological insights with proprietary technologies and capabilities to develop next-generation vaccines. Specifically, we discover, develop, manufacture, and deliver vaccine-based immunotherapy candidates against cancer and infectious disease. Our goal is to unlock more potent and durable immunity by harnessing vaccine innovation. We aim to achieve that goal by leveraging our in-house capabilities and technologies to address the shortcomings of currently available vaccines and immunotherapies.

The immune system sits at the nexus of many diseases, and we believe that immune response modulation is core to several transformational product classes. Recent advances have pointed to T cells as being central to the success of cancer immunotherapy and critical in the elimination of virally infected cells. We believe that our scientific approach of focusing on generating antigen-specific T cells, particularly the challenging but critical cytotoxic CD8+ T cell subclass has the potential to drive transformational therapeutic and prophylactic benefits.

In oncology, we develop personalized vaccines that aim to destroy tumors through CD8+ (killer) T cell recognition of tumor cells by virtue of their surface display of neoantigens, peptides that are presented on cancer cells when certain mutations occur in tumor DNA. In infectious disease, we develop both therapeutic and prophylactic vaccines targeting both T cells and B cells. We believe we are leading the field of development and application of self-amplifying mRNA (samRNA), a rapidly-emerging platform technology. Our unique approach to immunogen design, whereby our vaccines deliver, as appropriate, whole proteins to drive neutralizing antibodies (nAbs) and/or protein fragments to drive T cell responses, has the potential to both neutralize incoming pathogens (through nAbs) and kill infected cells through CD8+ T cell recognition of foreign, pathogen-derived peptides displayed on the surface of infected cells.

Our clinical programs include GRANITE, an individualized neoantigen-based vaccine program; SLATE, an “off-the-shelf” neoantigen-based vaccine program; CORAL, a second-generation SARS-CoV-2 vaccine program; and HIV, HIV vaccine program in collaboration with Gilead Sciences, Inc.

The table below summarizes key information about our clinical-stage programs.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	2/3	Enrollment Ongoing; Treatment Ongoing	MSS-CRC* first line maintenance	—	Gritstone
GRANITE	1/2	Enrollment Complete; Treatment Ongoing	Early stage & advanced solid tumors	—	Gritstone
SLATE	2	Enrollment Ongoing; Treatment Ongoing	KRASmut-driven tumor types	—	Gritstone
SLATE	1/2	Complete	KRAS Advanced Solid Tumors	—	Gritstone
HIV	1	4Q2021 IND Cleared	HIV treatment/cure	Gilead Sciences	Gilead**
CORAL	1	Enrollment Complete; Treatment Ongoing	SARS-CoV-2 in South Africa	CEPI	Gritstone
CORAL	1	Enrollment Complete; Treatment Ongoing	SARS-CoV-2 booster	—	Gritstone
CORAL	1	Enrollment Complete; Treatment Ongoing	SARS-CoV-2 naïve & booster	NIAID, IDCRC	Gritstone

* MSS-CRC = microsatellite stable colorectal cancer

** Gilead is responsible for conducting a Phase 1 study

Beyond GRANITE, SLATE, CORAL and the HIV collaboration with Gilead, we continue to apply our broad set of capabilities in oncology and infectious diseases through promising preclinical work and partnerships.

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

Funding Sources

We have funded our operations to date primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our “at-the-market” offering program, private placements of our common stock and pre-funded warrants, proceeds from the Loan Agreement (as defined below) and with proceeds received from our collaboration arrangements. We also have received targeted funding from charitable foundations. We do not expect to generate revenue from any product candidates that we develop until we obtain regulatory approval for one or more of such product candidates and commercialize our products or enter into additional collaboration agreements with third parties. Substantially all of our net losses have resulted from costs incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our programs will require substantial additional development time and resources before we (or our collaboration partners) would be able to apply for or receive regulatory approvals and begin generating revenue from product sales. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, we will incur significant expenses to develop a sales organization or commercial infrastructure in advance of generating any commercial product sales. As a result, we will need substantial additional capital to support our operating activities.

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

In October 2019, we (i) filed a shelf registration statement on Form S-3 (the “2019 Shelf Registration Statement”), with the SEC covering up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, and (ii) entered into a Sales Agreement with Cowen and Company, LLC (Cowen), for an “at-the market” $75.0 million in shares of our common stock (ATM Offering Program). Through December 31, 2022, we had received aggregate proceeds from our ATM Offering Program of $50.0 million, net of commissions and offering costs, pursuant to the issuance of 5,642,712 shares. During the year ended December 31, 2021, we issued and sold 3,990,869 shares of our common stock through our ATM Offering Program and received net proceeds of approximately $36.6 million. As of December 31, 2022, there are no further amounts available for issuance under the 2019 ATM Offering Program.

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

In March 2022, we filed the 2022 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $100.0 million worth of shares of our common stock under the 2022 ATM Offering Program. As of December 31, 2022, we have received $20.1 million in gross proceeds from our 2022 ATM Offering Program and have $79.9 million available thereunder.

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

In October 2022, we completed a third private placement of securities (the “Third PIPE Financing”), pursuant to which we sold an aggregate of 6,637,165 shares of common stock at a per share purchase price of $2.26 and pre-funded warrants to purchase 13,274,923 shares of common stock at a price of $2.26 per share (of which $2.2599 per share was prepaid by each purchaser). The aggregate gross cash proceeds to us for the securities sold in the Third PIPE Financing was $45.0 million, and related costs were $2.6 million.

Components of Our Operating Results

Collaboration and License and Grant Revenue

To date, we have not generated any revenue from product sales and do not expect to generate any revenue from product sales for the foreseeable future. For the years ended December 31, 2022, 2021, and 2020, we recognized $19.9 million, $48.2 million, $4.0 million, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, the grant agreements with CEPI and Gates Foundation, and another small collaboration agreement. See Note 7 to our consolidated financial statements for additional information.

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

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA, or samRNA, vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $141.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. No research and development expense was recorded for the year ended December 31, 2022.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,
	2022	2021
GRANITE program external expenses	$13,832	$11,962
SLATE program external expenses	2,691	3,706
CORAL program external expenses	12,082	4,879
Other program external research and development expenses	23,403	26,362
Personnel-related expenses (1)	42,030	34,138
Other unallocated research and development expenses	17,365	16,443
Total research and development expenses	$111,403	$97,490

(1) Personnel-related expenses include stock-based compensation expense of $6.7 million and $6.6 million for the years ended December 31, 2022 and 2021, respectively.

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

Interest Expense

Interest expense consists primarily of interest expense related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with the Loan Agreement (as defined below).

Results of Operations

Comparison of the Years Ended December 31, 2022 and 2021

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2022	2021	Change
Revenues:
Collaboration and license revenues	$9,269	$46,717	$(37,448)
Grant revenues	10,676	1,497	9,179
Total revenues	19,945	48,214	(28,269)
Operating expenses:
Research and development	111,403	97,490	13,913
General and administrative	28,970	25,933	3,037
Total operating expenses	140,373	123,423	16,950
Loss from operations	(120,428)	(75,209)	(45,219)
Interest income	1,976	164	1,812
Interest expense	(1,235)	(37)	(1,198)
Net loss	$(119,687)	$(75,082)	$(44,605)

Collaboration and License, and Grant Revenues

Collaboration and licenses revenues were $9.3 million and $46.7 million for the years ended December 31, 2022 and 2021, respectively. During the year ended December 31, 2022, we recorded $1.6 million in collaboration revenue related to the Gilead Collaboration Agreement, and $7.7 million in collaboration revenue related to the 2seventy Agreement. The amount of collaboration revenue recognized related to the 2seventy Agreement during the year ended December 31, 2022 included cumulative catch-up adjustments increasing collaboration revenue by $6.4 million due to revisions to estimated costs to complete the remaining performance obligation. During the year ended December 31, 2021, we recorded $38.6 million in license revenue and $5.1 million in collaboration revenue related to the Gilead Collaboration Agreement, and $3.0 million in collaboration revenue related to the 2seventy Agreement. Grant revenue was $10.7 million and $1.5 million for the years ended December 31, 2022 and 2021, respectively. During the years ended December 31, 2022 and 2021, we recognized $9.5 million and $1.5 million, respectively, of grant revenue from the CEPI Funding Agreement. During the year ended December 31, 2022 we recognized $1.2 million of grant revenue from the Gates Agreement. See Note 7 to our consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $111.4 million for the year ended December 31, 2022 compared to $97.5 million for the year ended December 31, 2021. The increase of $13.9 million for the year ended December 31, 2022 was primarily due to increases in personnel-related costs and clinical trial expenses. Personnel-related costs increased by $8.0 million, as a direct result of our increased research and development headcount. Outside services and consultants increased by $7.9 million, as a result of clinical trials and preclinical testing, including additional temporary personnel to carry out the research and development activities. Facility related costs increased by $2.7 million to accommodate our increased research and general personnel. These increases were partially offset by a decrease of $2.9 million in laboratory supplies and consumables and milestone and license payments decreased by $1.8 million primarily reflecting payments to Genevant Sciences GmbH.

General and Administrative Expenses

General and administrative expenses were $29.0 million for the year ended December 31, 2022 compared to $25.9 million for the year ended December 31, 2021. The increase of $3.0 million was primarily attributable to a $4.1 million increase in personnel-related costs as we expanded our headcount and $0.3 million in outside services for legal, finance, recruiting and other professional services to support our ongoing operations, offset by a decrease of $0.4 million of facility related costs and $1.0 million in professional services expense due to costs incurred in the Gilead Collaboration Agreement in 2021 that did not occur again in 2022.

Interest Income

Interest income was $2.0 million for the year ended December 31, 2022. Interest income was $0.2 million for the year ended December 31, 2021. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $1.8 million was primarily due to higher interest rates in 2022 as compared to 2021.

Interest Expense

Interest expense was $1.2 million for the year ended December 31, 2022. Interest expense was negligible for the year ended December 31, 2021. The interest expense is primarily comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement (as defined below). The increase of $1.2 million from 2021 to 2022 was due to the Loan Agreement entered into in July 2022.

Comparison of the Years Ended December 31, 2021 and 2020

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2021	2020	Change
Revenues:
Collaboration and license revenues	$46,717	$3,462	$43,255
Grant revenues	1,497	575	922
Total revenues	48,214	4,037	44,177
Operating expenses:
Research and development	97,490	88,643	8,847
General and administrative	25,933	21,411	4,522
Total operating expenses	123,423	110,054	13,369
Loss from operations	(75,209)	(106,017)	30,808
Interest income	164	715	(551)
Interest expense	(37)	(12)	(25)
Net loss	$(75,082)	$(105,314)	$30,232

Discussions of year-to-year comparisons between 2021 and 2020 that are not included in this report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2021.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our “at-the-market” offering programs, private placements of our common stock and pre-funded warrants, proceeds from the Loan Agreement (as defined below), and our collaborations, including with the receipt of proceeds under the 2seventy Agreement and the Gilead Collaboration Agreement, and non-dilutive grants from various nonprofit organizations. As of December 31, 2022, we had cash, cash equivalents, and marketable securities of $175.9 million and an accumulated deficit of $521.1 million, as compared to cash, cash equivalents, and marketable securities of $206.3 million and an accumulated deficit of $401.4 million as of December 31, 2021. We expect that our cash, cash equivalents, and marketable securities as of December 31, 2022 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this report.

In October 2019, we filed the 2019 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $75.0 million worth of shares of our common stock under the 2019 ATM Offering Program. Through December 31, 2022, we have received aggregate proceeds from our 2019 ATM Offering Program of $50.0 million, net of commissions and offering costs, pursuant to the issuance of 5,642,712 shares. As of December 31, 2022, there are no further amounts available for issuance under the 2019 ATM Offering Program.

In March 2022, we filed the 2022 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $100.0 million worth of shares of our common stock under the 2022 ATM

Offering Program. As of December 31, 2022, we have received $20.1 million in gross proceeds from our 2022 ATM Offering Program and have $79.9 million available thereunder.

In April 2022, we received the second tranche payment of $2.7 million under the CEPI Funding Agreement.

In July 2022, we entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides us with a 60-month term loan facility for the Company up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, we drew $20.0 million from the first tranche, and we can draw up to an additional $10.0 million through March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available if and when we meet certain milestones set forth in the Loan Agreement. As of December 31, 2022, one milestone had been achieved, which provides the Company to draw up to $10 million through December 15, 2023. The term loan is secured by substantially all of our assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

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

All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on July 19, 2027. At our option, we may prepay all or any portion of the outstanding borrowings, plus accrued and unpaid interest thereon and fees and expenses, subject to a prepayment premium ranging from zero to 2.5%, during the first three years after closing, depending on the year of such prepayment. Upon repayment of the term loan, we will be required to make a final payment fee to the lenders equal to 5.75% of the aggregate original principal amount of the loan

Beginning on April 1, 2023, so long as our market capitalization is equal to or less than $400.0 million, we are subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether we achieve certain performance milestones. Our obligations under the Loan Agreement are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of us and our subsidiaries, taken as a whole.

In October 2022, we completed a third private placement of securities (the “Third PIPE Financing”), pursuant to which we sold an aggregate of 6,637,165 shares of common stock at a per share purchase price of $2.26 and pre-funded warrants to purchase 13,274,923 shares of common stock at a price of $2.26 per share (of which $2.2599 per share was prepaid by each purchaser). The aggregate gross cash proceeds to us for the securities sold in the Third PIPE Financing was $45.0 million, and related costs were $2.6 million.

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

Until we can generate a sufficient amount of revenue from the commercialization sources of liquidity of immunotherapy product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through private and public equity offerings, including our “at-the-market” offering programs, debt financings, and potential future collaboration, license and development agreements. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $521.1 million through December 31, 2022. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Annual Report on Form 10-K. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2022	2021	2020
Cash used in operating activities	$(115,946)	$(50,678)	$(89,102)
Cash (used in) provided by investing activities	(12,964)	(118,553)	65,949
Cash provided by financing activities	83,098	108,760	135,801
Net (decrease) increase in cash and cash equivalents	$(45,812)	$(60,471)	$112,648

Cash Used in Operating Activities

During the year ended December 31, 2022, cash used in operating activities was $115.9 million, which consisted of net loss of $119.7 million, adjusted by non-cash charges of $28.3 million and net changes in our operating assets and liabilities of $24.5 million. The non-cash charges consisted primarily of depreciation and amortization expense of $6.6 million, stock-based compensation of $12.6 million, non-cash operating lease expense of $9.1 million and amortization of debt discount and issuance costs of $0.4 million, partially offset by amortization premiums on marketable securities of $0.4 million. The change in our operating assets and liabilities was primarily driven by decreases of $15.2 million in deferred revenue, $8.9 million in lease liability, $0.4 million in accrued research and development expenses and an increase of $7.4 million in deposits and other long term assets, partially offset by increases of $1.3 million in accrued compensation, $1.9 million in accounts payable, $3.5 million in accrued and other non-current liabilities and a decrease of $0.7 million in prepaid expenses and other current assets.

During the year ended December 31, 2021, cash used in operating activities was $50.7 million, which consisted of a net loss of $75.1 million, adjusted by non-cash charges of $25.8 million and cash used due to changes in our operating assets and liabilities of $1.4 million. The non-cash charges consisted primarily of depreciation expense of $6.3 million, stock-based compensation of $10.6 million, and non-cash operating lease expense of $8.1 million. The change in our operating assets and liabilities was primarily due to decreases of $7.9 million in lease liability, $0.9 million in accrued and other non-current liabilities, $3.4 million in prepaid expenses and other assets, $0.6 million in deposits and long-term assets and $0.4 million in accounts payable, offset by increases of $8.6 million in deferred revenue, $2.6 million in accrued research and development expenses, and $0.6 million in accrued compensation.

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

Cash (Used in) Provided by Investing Activities

During the year ended December 31, 2022, cash used in investing activities was $13.0 million which consisted of $141.9 million in purchases of marketable securities and $5.9 million of capital expenditures to purchase property and equipment, offset by $134.8 million in proceeds from the maturity of marketable securities.

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

Cash Provided by Financing Activities

During the year ended December 31, 2022, cash provided by financing activities was $83.1 million, which primarily consisted of $45.0 million in proceeds from the Third PIPE Financing, $19.1 million in proceeds from long-term debt, net of debt discount and issuance costs, $19.7 million in proceeds from the 2022 ATM Offering Program, $0.3 million in proceeds from the issuance of common stock from option and warrant exercises and $0.5 million in proceeds from issuance of common stock under the employee stock purchase plan, offset by $0.9 million in tax withholding on vesting of restricted stock units, $0.4 million in payment of financing costs, and $0.2 million in payment of financing lease.

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

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $105.0 million, of which $8.6 million of the payments are due in the next year. See Note 6 to our consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. In August 2019, following the initial patient treatment of SLATE, we recorded $3.0 million as research and development expense in connection with the milestone. In October 2020, we made a milestone payment of $2.0 million pursuant to an option and license development agreement with Genevant. During the years ended December 31, 2022 and 2021, no royalties were due from the sales of licensed products. See Note 7 to our consolidated financial statements for additional information.

From time to time, in the normal course of business, we enter into contracts in the normal course of business with CROs for clinical trials and CMOs for clinical supply manufacturing and with vendors for preclinical research studies and other services and products for operating purposes, which generally provide for termination within 30 days of notice, and therefore are cancelable contracts.

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

While our significant accounting policies are more fully described in the notes to our consolidated financial statements, we believe that the following accounting policies are critical to the process of making significant judgments and estimates in the preparation of our consolidated financial statements and understanding and evaluating our reported financial results.

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. We concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI Funding Agreement and the Gates Grant Agreement (see Note 7).

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

Recent Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies” to our audited consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $175.9 million as of December 31, 2022, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term and long-term fixed income securities.

The primary objective of our investment activities is to preserve capital to fund our operations. We also seek to maximize income from our investments without assuming significant risk. To achieve our objectives, we maintain a portfolio of investments in a variety of securities of high credit quality and short-term duration, according to our board-approved investment charter.

Our investments are subject to interest rate risk and could fall in value if market interest rates increase. A hypothetical 10% relative change in interest rates during any of the periods presented would not have had a material impact on our consolidated financial statements.

Effects of Inflation

Inflation generally affects us by increasing our cost of labor and our clinical trial costs. We do not believe that inflation has had a material effect on our business, results of operations, or financial condition.

Item 8. Financial Statements and Supplementary Data

Gritstone bio, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Gritstone bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gritstone bio, Inc. (“the Company”) as of December 31, 2022 and 2021, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022 in conformity with U.S. generally accepted accounting principles.

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

San Mateo, California

March 9, 2023

Gritstone bio, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts and par value)

	December 31,
	2022	2021
Assets
Current assets:
Cash and cash equivalents	$55,498	$93,287
Marketable securities	116,389	108,346
Restricted cash	3,977	11,285
Prepaid expenses and other current assets	7,014	7,672
Total current assets	182,878	220,590
Long-term restricted cash	5,290	6,005
Property and equipment, net	21,335	21,622
Lease right-of-use assets	17,481	22,920
Deposits and other long-term assets	9,739	2,352
Long-term marketable securities	4,031	4,617
Total assets	$240,754	$278,106
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$8,694	$4,230
Accrued compensation	8,215	6,925
Accrued liabilities	4,124	411
Accrued research and development expenses	3,343	3,706
Lease liabilities, current portion	5,294	7,483
Deferred revenue, current portion	5,131	17,201
Total current liabilities	34,801	39,956
Other liabilities, noncurrent	150	—
Lease liabilities, net of current portion	15,673	18,936
Deferred revenue, net of current portion	—	3,128
Debt, noncurrent	19,349	—
Total liabilities	69,973	62,020
Commitments and contingencies (Notes 6, 7, and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2022 and 2021	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2022 and 2021; 86,894,901 and 69,047,878 shares issued and outstanding at December 31, 2022 and 2021, respectively	22	20
Additional paid-in capital	691,910	617,523
Accumulated other comprehensive loss	(80)	(73)
Accumulated deficit	(521,071)	(401,384)
Total stockholders’ equity	170,781	216,086
Total liabilities and stockholders’ equity	$240,754	$278,106

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2022	2021	2020
Revenues:
Collaboration and license revenues	$9,269	$46,717	$3,462
Grant revenues	10,676	1,497	575
Total revenues	19,945	48,214	4,037
Operating expenses:
Research and development	111,403	97,490	88,643
General and administrative	28,970	25,933	21,411
Total operating expenses	140,373	123,423	110,054
Loss from operations	(120,428)	(75,209)	(106,017)
Interest income	1,976	164	715
Interest expense	(1,235)	(37)	(12)
Net loss	(119,687)	(75,082)	(105,314)
Other comprehensive loss:
Unrealized loss on marketable securities	(7)	(73)	(24)
Comprehensive loss	$(119,694)	$(75,155)	$(105,338)
Net loss per share, basic and diluted	$(1.32)	$(0.95)	$(2.79)
Weighted-average number of shares used in computing net loss per share, basic and diluted	90,918,333	78,885,186	37,792,365

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2019	36,332,956	17	355,291	24	(220,988)	134,344
Issuance of common stock under private investment in public equity (“PIPE”) financing, net of issuance costs of $1,394	9,586,478	1	32,121	—	—	32,122
Issuance of pre-funded warrants, net of issuance costs of $3,806	—	—	87,704	—	—	87,704
Issuance of common stock under ATM equity offering program, net of issuance costs of $104	1,160,963	—	9,670	—	—	9,670
Issuance of common stock under ESPP	243,878	—	910	—	—	910
Unrealized loss on marketable securities	—	—	—	(24)	—	(24)
Lapse of repurchase rights related to common stock issued pursuant to early exercises	30,874	—	11	—	—	11
Issuance of common stock upon exercise of stock options	197,544	—	206	—	—	206
Stock-based compensation	—	—	7,110	—	—	7,110
Net loss	—	—	—	—	(105,314)	(105,314)
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $339	1,169,591	—	20,830	—	—	20,830
Issuance of common stock under the ATM equity offering program, net of issuance costs of $124	3,990,869	—	36,595	—	—	36,595
Issuance of common stock under PIPE financing, net of issuance costs of $2,348	5,000,000	1	52,652	—	—	52,653
Issuance of common stock under the ESPP	183,111	—	914	—	—	914
Unrealized loss on marketable securities	—	—	—	(73)	—	(73)
Issuance of common stock upon exercise of warrants	10,459,576	1	48	—	—	49
Issuance of common stock upon exercise of stock options	692,038	—	3,360	—	—	3,360
Stock-based compensation	—	—	10,552	—	—	10,552
Net loss	—	—	—	—	(75,082)	(75,082)
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086
Issuance of common stock under the ATM equity offering program, net of issuance costs of $146	7,034,948	1	19,591	—	—	19,592
Issuance of common stock under PIPE financing, net of issuance costs of $880	6,637,165	1	14,120	—	—	14,121
Issuance of pre-funded warrants, under PIPE financing, net of issuance costs of $1,759	—	—	28,240	—	—	28,240
Issuance of common stock upon exercise of warrants	3,442,567	—	34	—	—	34
Issuance of common stock upon restricted stock units vesting	215,350	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(890)	—	—	(890)
Issuance of common stock under the ESPP	322,646	—	549	—	—	549
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Issuance of common stock upon exercise of stock options	194,347	—	186	—	—	186
Stock-based compensation	—	—	12,557	—	—	12,557
Net loss	—	—	—	—	(119,687)	(119,687)
Balance at December 31, 2022	86,894,901	$22	$691,910	$(80)	$(521,071)	$170,781

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2022	2021	2020
Operating activities
Net loss	$(119,687)	$(75,082)	$(105,314)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	6,560	6,347	6,644
Net amortization of premiums and discounts on marketable securities	(372)	817	(122)
Amortization of debt discount and issuance costs	392	—	—
Stock-based compensation	12,557	10,552	7,110
Non-cash operating lease expense	9,131	8,052	7,511
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	658	(3,426)	(852)
Deposits and other long-term assets	(7,387)	(614)	49
Accounts payable	1,879	(419)	826
Accrued compensation	1,290	593	1,731
Accrued and other non-current liabilities	3,509	(859)	662
Accrued research and development expenses	(363)	2,653	(725)
Lease liability	(8,915)	(7,925)	(3,801)
Deferred revenue	(15,198)	8,633	(2,821)
Net cash used in operating activities	(115,946)	(50,678)	(89,102)
Investing activities
Purchase of marketable securities	(141,908)	(199,905)	(8,809)
Maturities of marketable securities	134,816	82,253	72,872
Sales of marketable securities	—	4,800	5,401
Purchase of property and equipment	(5,872)	(5,463)	(3,515)
Prepayments on financing lease	—	(238)	—
Net cash (used in) provided by investing activities	(12,964)	(118,553)	65,949
Financing activities
Proceeds from issuance of common stock from public offering	—	21,169	—
Proceeds from issuance of common stock and pre-funded warrants from PIPE financing	45,000	55,000	—
Proceeds from issuance of common stock upon exercise of stock options, warrants and other	220	3,408	198
Proceeds from issuance of common stock from ATM equity offering program	19,737	36,719	9,770
Proceeds from issuance of common stock under the ESPP	549	914	911
Proceeds from issuance of common stock and pre-funded warrants	—	—	125,026
Proceeds from long-term debt, net of debt discount and issuance costs	19,130	—	—
Payments of financing costs	(420)	(8,394)	(104)
Payments of financing lease	(228)	(56)	—
Tax payments related to shares withheld for vested restricted stock units	(890)	—	—
Net cash provided by financing activities	83,098	108,760	135,801
Net (decrease) increase in cash, cash equivalents and restricted cash	(45,812)	(60,471)	112,648
Cash, cash equivalents and restricted cash at beginning of period	110,577	171,048	58,400
Cash, cash equivalents and restricted cash at end of period	$64,765	$110,577	$171,048
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$1,146	$738	$316
Financing costs included in accrued liabilities and accounts payable	$2,433	$69	$5,200
Remeasurement of operating lease right-of-use asset for lease modification	$1,406	$6,452	$3,174
Lease liabilities arising from obtaining right -of-use asset from new leases	$553	$109	$—
Cash paid for interest on debt	$647	$—	$—

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $119.7 million, $75.1 million, and $105.3 million for the years ended December 31, 2022, 2021, and 2020, respectively. The Company used net cash of $115.9 million, $50.7 million, and $89.1 million through its operating activities for the years ended December 31, 2022, 2021, and 2020, respectively. The Company had an accumulated deficit of $521.1 million and $401.4 million as of December 31, 2022 and 2021, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings, under an “at the market offering” (the “ATM Offering Program”), the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of December 31, 2022, the Company had cash, cash equivalents and marketable securities of $175.9 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this Annual Report on Form 10-K.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, determining the fair value of assets and liabilities, the fair value of right-of-use assets and lease liabilities, stock-based compensation expense, and transaction price and progress toward completion of performance obligation under the contracts with customers. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

The Company has issued letters of credit under certain lease agreements that have been collateralized by cash deposits for an equal amount and are recorded within short-term restricted cash and deposits and other long-term assets on the consolidated balance sheets based on the term of the underlying lease. Additionally, the Company’s restricted cash includes payments received under the Coalition for Epidemic Preparedness Innovations (“CEPI”) Funding Agreement, dated as of August 14, 2021 (the “CEPI Funding Agreement”) and the Gates Foundation Grant Agreement (see Note 7). The Company will utilize the CEPI and Gates Foundation funds as it incurs expenses for services performed under the agreements.

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2022	2021
Cash and cash equivalents	$55,498	$93,287
Restricted cash	3,977	11,285
Long-term restricted cash	5,290	6,005
Total cash, cash equivalents and restricted cash	$64,765	$110,577

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in interest income, net. The cost of securities sold is determined using specific identification method.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2022, 2021 or 2020. Additionally, the Company has determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2022 or 2021.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of December 31, 2022, the Company has no off-balance sheet concentrations of credit risk.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Depreciation is calculated using the straight-line method over the estimated useful lives of the respective assets, which are as follows:

Asset	Estimated Useful Life
Computer equipment and software	3 to 5 years
Furniture and fixtures	5 years
Laboratory equipment	5 to 7 years
Leasehold improvements	Shorter of useful life or lease term

Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and ROU assets, for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. There were no indicators of impairment of long-lived assets and no impairment losses have been recorded as of and for the year ended December 31, 2022, 2021, or 2020.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. The Company concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI Funding Agreement and the Gates Grant Agreement (see Note 7).

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

The Company estimates the fair value of stock option grants and ESPP purchase rights using the Black-Scholes option-pricing model (“the Black-Scholes model”). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation (based on the mid-point between the vesting date and the end of the contractual term) of the expected term for its stock options as the Company has concluded that its stock option history does not provide a reasonable basis upon which to estimate expected term. Volatility is based on an average of the historical volatilities of the common stock of entities with

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

characteristics similar to the Company’s. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

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

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s consolidated balance sheets at December 31, 2022 and 2021. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

The Company recognizes and measures uncertain tax positions using a two—step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Through December 31, 2022, the Company had not accrued interest or penalties related to uncertain tax positions.

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s consolidated financial statements as of December 31, 2022.

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

Recently Adopted Accounting Pronouncements

In October 2020, the FASB issued ASU No. 2020-10, Codification Improvements (“ASU 2020-10”). The standard contains improvements to the FASB Accounting Standards Codification (the “Codification”) by ensuring that all guidance that requires or provides an option for an entity to provide information in the notes to financial statements is codified in the disclosure section of the Codification. The standard also improves various topics in the Codification so that entities can apply guidance more consistently on codifications that are varied in nature where the original guidance may have been unclear. The amendments in ASU 2020-10 are effective for the Company for fiscal years beginning after December 15, 2021, and interim periods within fiscal years beginning after December 15, 2022. Early adoption is permitted. We adopted ASU 2020-10 on January 1, 2022 and the adoption did not have a material impact on the Company’s consolidated financial statements and related disclosures.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

3. Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$38,191	$—	$—	$38,191
Total cash equivalents	38,191	—	—	38,191
Short-term marketable securities:
Certificates of deposit	948	1	—	949
Commercial paper	33,318	23	(13)	33,328
Corporate debt securities	21,887	6	(40)	21,853
U.S. treasuries	35,608	3	(71)	35,540
U.S. government debt securities	24,703	22	(6)	24,719
Total short-term marketable securities	116,464	55	(130)	116,389
Long-term marketable securities:
Corporate debt securities	933	—	(1)	932
U.S. treasuries	3,103	—	(4)	3,099
Total long-term marketable securities	4,036	—	(5)	4,031
Total	$158,691	$55	$(135)	$158,611

	December 31, 2021
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$79,281	$—	$—	$79,281
Commercial paper	1,000	—	—	1,000
Corporate debt securities	1,031	—	—	1,031
Total cash equivalents	81,312	—	—	81,312
Short-term marketable securities:
Certificates of deposit	5,600	—	(6)	5,594
Commercial paper	44,990	—	(16)	44,974
Corporate debt securities	26,976	—	(23)	26,953
U.S. treasuries	12,277	—	(8)	12,269
U.S. government debt securities	2,000	—	(1)	1,999
Asset backed securities	16,565	—	(8)	16,557
Total short-term marketable securities	108,408	—	(62)	108,346
Long-term marketable securities:
Corporate debt securities	1,637	—	(6)	1,631
U.S. treasuries	2,991	—	(5)	2,986
Total long-term marketable securities	4,628	—	(11)	4,617
Total	$194,348	$—	$(73)	$194,275

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

As of December 31, 2022 and 2021, the Company had a total of $175.9 million and $206.3 million in cash, cash equivalents and marketable securities, which includes $55.5 million and $93.3 million in cash and cash equivalents and $120.4 million and $113.0 million in marketable securities, respectively.

All marketable securities held as of December 31, 2022, had contractual effective maturities of less than two years. There have been no material realized gains or losses on marketable securities for the periods presented. As of December 31, 2022, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2022, 2021, or 2020. The Company has not recorded an allowance for credit losses as of December 31, 2022 or 2021.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,191	$38,191	$—	$—
Total cash equivalents	38,191	38,191	—	—
Short-term marketable securities:
Certificates of deposit	949	—	949	—
Commercial paper	33,328	—	33,328	—
Corporate debt securities	21,853	—	21,853	—
U.S. treasuries	35,540	35,540	—	—
U.S. government debt securities	24,719	—	24,719	—
Total short-term marketable securities	116,389	35,540	80,849	—
Long-term marketable securities:
Corporate debt securities	932	—	932	—
U.S. treasuries	3,099	3,099	—	—
Total long-term marketable securities	4,031	3,099	932	—
Total	$158,611	$76,830	$81,781	$—

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2022	2021
Computer equipment and software	$1,155	$987
Furniture and fixtures	2,285	2,113
Laboratory equipment	27,309	24,679
Leasehold improvements	18,024	14,128
	48,773	41,907
Less accumulated depreciation and amortization	(28,782)	(22,276)
Construction-in-progress	1,344	1,991
Total property and equipment, net	$21,335	$21,622

Depreciation and amortization expense was $6.6 million, $6.3 million, and $6.6 million for the years ended December 31, 2022, 2021, and 2020, respectively.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s consolidated balance sheets as of December 31, 2022 and 2021. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $8.1 million ROU Asset and a $12.8 million lease liability on the consolidated balance sheet as of December 31, 2022. The Company recorded a $8.7 million ROU Asset and a $13.9 million lease liability on the consolidated balance sheet as of December 31, 2021.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. In October 2022, the letter of credit was reduced to a balance of $0.6 million. As of December 31, 2022, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the consolidated balance sheets as of December 31, 2022 and 2021.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

In March 2021, the Company entered into a 17-month operating lease (the “Cambridge Storage Lease”) for additional office and laboratory storage space in Cambridge, Massachusetts, which commenced on April 1, 2021. The Company also paid an insignificant cash security deposit. The Cambridge Storage Lease was amended in June 2022 to extend the lease term through June 30, 2023.

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. Of the $0.7 million security deposits, $0.4 million was recorded in prepaids and other assets on the Company’s consolidated balance sheet and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company’s consolidated balance sheet as of December 31, 2022. Security deposits of $0.7 million are recorded in deposits and other long-term assets on the Company’s consolidated balance sheet as of December 31, 2021.

Boston Lease

The Company plans to occupy a newly-built facility in Boston, Massachusetts, with office and laboratory space, in 2023 pursuant to a 120-month operating lease (the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements. The Company’s obligation to pay rent is expected to commence in the second half of 2023, subject to free rent periods of three and six months with respect to certain premises. The Company expects to be provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease is expected to expire in 2033. The Boston Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In connection with the Boston Lease and as a security deposit thereunder, the Company has provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of December 31, 2022, none of the irrevocable letter of credit amount had been drawn.

The Company has not recognized a right-of-use asset or lease liability as of December 31, 2022 or 2021 for the Boston Lease as the Company did not control the underlying assets at any time in the periods ended December 31, 2022 or 2021. Under the Boston Lease, the Company is obligated to make minimum lease payments of approximately $79.1 million for the years from 2023 to 2033, which includes rent abatement during the free rent periods.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Year ended December 31,
	2022	2021	2020
Lease cost
Operating lease cost	$8,797	$7,973	$7,511
Short-term lease cost	—	—	7
Total lease cost	$8,797	$7,973	$7,518

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Supplemental information related to leases was as follows:

	Year ended December 31,
	2022	2021	2020
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$8,915	$7,925	$5,389
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$1,959	$6,562	$3,174
Weighted average remaining lease term (years):
Operating leases	5.10	5.30	6.10
Weighted average discount rate:
Operating leases	7.7%	7.4%	9.0%

As of December 31, 2022, minimum annual payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2023	8,604
2024	12,527
2025	10,658
2026	10,376
2027	10,466
Thereafter	52,348
Total minimum payments	104,979
Less: Amounts representing interest expense	(4,899)
Less: Amounts representing lease payments under Boston lease	(79,113)
Present value of future minimum lease payments	20,967
Less: Current portion of lease liability	(5,294)
Noncurrent portion of lease liability	$15,673

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
7. Collaboration and License Agreements

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”), to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of December 31, 2022, and no royalties were due from the sale of licensed products.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

For the years ended December 31, 2022, 2021, and 2020, the Company recognized $7.7 million, $3.0 million, and $2.8 million, respectively, in collaboration revenue under the 2seventy Agreement. The amount of collaboration revenue recognized during the year ended December 31, 2022 included cumulative catch-up adjustments increasing collaboration revenue by $6.4 million due to revisions to estimated costs to complete the remaining performance obligation. The adjustments resulted in a decrease in the Company’s loss from operations of $6.4 million and a decrease in loss per share of $0.07 for the year ended December 31, 2022. Deferred revenue of $1.0 million was recorded on the consolidated balance sheet in current liabilities as of December 31, 2022 and $8.7 million was recorded on the consolidated balance sheets in both current and long-term liabilities as of December 31, 2021, respectively. Deferred revenue relates to the performance obligations identified under the 2seventy Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through August 2023.

Changes in the deferred revenue balance during the year ended December 31, 2022 are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$8,725
Additions	—
Deductions	(7,678)
Balance at December 31, 2022	$1,047

There were no receivables or net contract assets recorded as of December 31, 2022 or 2021 associated with the 2seventy Agreement.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

certain registration rights and certain standstill and market stand-off provisions. The Company determined that these concurrent contracts represent a combined arrangement (the “Gilead Arrangement”).

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of December 31, 2022 and no royalties were due from the sale of licensed products.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of December 31, 2022 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the year ended December 31, 2022, the Company did not record any license revenue. For the year ended December 31, 2022, the Company recorded $1.6 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. For the year ended December 31, 2021, the Company recognized $38.6 million as license revenue, and $5.1 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. There was no contract asset recorded on the consolidated balance sheet as of December 31, 2022. A contract asset of $1.4 million was recorded on the consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of December 31, 2021 for supply costs that were incurred during the year ended December 31, 2021, but not billable until future periods when the asset is released. The contract asset relates to the performance obligations yet to be satisfied under the Gilead Collaboration Agreement. There was $0.1 million recorded as deferred revenue as of December 31, 2022 and no deferred revenue as of December 31, 2021 associated with the Gilead Collaboration Agreement.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Changes in the contract asset and short-term deferred revenue, balance during the year ended December 31, 2022 for the Gilead Collaboration Agreement are as follows (in thousands):

	Contract Asset	Deferred Revenue
Balance at December 31, 2021	$1,385	$—
Additions	123	122
Deductions	(1,508)	(15)
Balance at December 31, 2022	$—	$107

There was $0.1 million and $0.7 million of receivables recorded on the consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of December 31, 2022 and 2021, respectively.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. As of December 31, 2022, deferred contract acquisition costs were zero. Deferred contract acquisition costs amortized during the year ended December 31, 2022 and 2021 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the years ended December 31, 2022, 2021 and 2020, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the FDA, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of December 31, 2022, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of December 31, 2022, and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. Genevant is a spin-off of Arbutus, and the 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off. In

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $141.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. None of the other milestone events had occurred as of December 31, 2022.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021, and the second tranche of funding of $2.7 million was received in April 2022.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the agreement are incurred. During the year ended December 31, 2022, the Company recognized grant revenue of $9.5 million under the CEPI Funding Agreement. During the year ended December 31, 2021, the Company recognized $1.5 million in grant revenue under the CEPI Funding Agreement. As of December 31, 2022 and 2021, short term deferred revenue of $3.0 million and $9.4 million, respectively, recorded on the consolidated balance sheets. Deferred revenue will be recognized over the period in which the CEPI Funding Agreement activities related to the first and second tranches of funding are expected to take place, which is currently estimated to be through the year ended 2023. As of December 31, 2022 and 2021, $3.0 million and $9.4 million, respectively, was recorded as short-term restricted cash on the consolidated balance sheet.

Changes in the short-term deferred revenue, balance during the year ended December 31, 2022 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$9,379
Additions	2,698
Deductions	(9,125)
Balance at December 31, 2022	$2,952

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

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. During the year ended December 31, 2022, the Company recognized $1.2 million in revenue under the Gates Grant Agreement. The Company did not recognize any grant revenue under the Gates Grant Agreement in 2021. As of December 31, 2022, short-term restricted cash and short-term deferred revenue of $1.0 million were recorded on the consolidated balance sheet. As of December 31, 2021, short-term restricted cash and short-term deferred revenue of $1.9 million and long-term restricted cash and long-term deferred revenue of $0.3 million were recorded on the consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the year ended 2023.

Changes in the short-term deferred revenue, balance during the year ended December 31, 2022 for the Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2021	$2,225
Additions	—
Deductions	(1,200)
Balance at December 31, 2022	$1,025

8. Debt

In July 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides the Company a 60-month term loan facility for up to $80.0 million in

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

borrowing capacity across five potential tranches. At the closing of the Loan Agreement, the Company drew $20.0 million from the first tranche and can draw up to an additional $10.0 million through March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available upon the Company meeting certain milestones set forth in the Loan Agreement. As of December 31, 2022, one milestone had been achieved, which provides the Company the ability to draw up to $10 million through December 15, 2023. The term loan is secured by substantially all of the Company’s assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

Borrowings under the Loan Agreement bear interest (i) at an annual cash rate equal to the greater of (x) the lesser of (1) the prime rate (as customarily defined) and (2) 5.50%, in either case, plus 3.15%, and (y) 7.15% and (ii) at an annual payment-in-kind rate which may equal 2.00%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential six-month and one-year extension upon satisfaction of certain conditions. The interest-only payment date has been extended an additional six months based on our achievement of one of the milestones as set forth in the Loan Agreement. In addition, the Company paid a $150,000 facility charge upon closing, and must pay a facility charge equal to 0.50% of the principal amount of any borrowings made pursuant to the amounts under the last four tranches.

All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on July 19, 2027. At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings, plus accrued and unpaid interest thereon and fees and expenses, subject to a prepayment premium ranging from zero to 2.5%, during the first three years after closing, depending on the year of such prepayment. Upon repayment of the term loan, the Company is required to make a final payment fee to the lenders equal to 5.75% of the aggregate original principal amount of the loan. Debt issuance costs have been treated as debt discounts on the Company’s consolidated balance sheet and together with the final payment are being amortized to interest expense throughout the life of the term loan using the effective interest rate method.

Beginning on April 1, 2023, so long as the Company’s market capitalization is equal to or less than $400.0 million, the Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones.

The Company’s obligations under the Loan Agreement are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect on the Company, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of the Company and its subsidiaries, taken as a whole. As of December 31, 2022, the Company is in compliance with all covenants in the Loan Agreement.

As of December 31, 2022, there were unamortized issuance costs and debt discounts of $1.8 million which were recorded as a direct deduction from the term loan on the consolidated balance sheet. Interest expense related to the Loan Agreement was $1.2 million for the year ended December 31, 2022. The effective interest rate on the term loan, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13%. The components of the long-term debt balance are as follows:

December 31,
2022
Principal loan balance	$20,000
Final fee	1,150
Unamortized debt discount and issuance costs	(1,801)
Long term debt, net	$19,349

As of December 31, 2022, the estimated future principal payments due (excluding the final payment fee) were as follows:

2023	$—
2024	—
2025	4,407
2026	9,396
2027	6,197
Total principal payments	$20,000

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

9. Balance Sheet Components

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2022	2021
Prepaid research and development-related expenses	$4,241	$2,672
Net contract asset	—	1,385
Collaboration receivable	135	688
Prepaid insurance	1,158	1,769
Interest and other receivables	529	292
Facilities-related deposits	384	—
Other	567	866
Total prepaid expenses and other current assets	$7,014	$7,672

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	December 31,
	2022	2021
Lease security deposits	$934	$1,305
Prepaid research and development-related expenses	643	1,047
Prepaid rent	8,162	—
Total deposits and other long-term assets	$9,739	$2,352

10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of December 31, 2022 and 2021, no shares of preferred stock were issued and outstanding.

As of December 31, 2022 and 2021, there were 86,894,901 and 69,047,878 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In connection with the 2019 ATM Offering Program, in October 2019, the Company entered into a sales agreement (the “2019 Sales Agreement”) with Cowen and Company, LLC (“Cowen”), pursuant to which Cowen acts as the Company’s sales agent and, from time to time, offers and sells shares of the Company’s common stock having an aggregate offering price of up to $75.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2019 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2019 ATM Offering Program up to $50,000. During the year ended December 31, 2021, the Company issued and sold 3,990,869 shares of its common stock through its 2019 ATM Offering Program and received net proceeds of approximately $36.6 million, net of commissions and other offering costs. During the year ended December 31, 2022, there have been no sales of shares of the Company’s common stock

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

through its 2019 ATM Offering Program. As of December 31, 2022, there are no further amounts available for issuance under the 2019 ATM Offering Program.

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

In connection with the 2022 ATM Offering Program, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen, pursuant to which Cowen will act as the Company’s sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering Program up to $50,000. As of December 31, 2022, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $19.6 million, net of commissions and offering costs, pursuant to the issuance of 7,034,948 shares of its common stock.

In October 2022, the Company completed a PIPE financing transaction, in which it sold 6,637,165 shares of its common stock at a price of $2.26 per share pursuant to a securities purchase agreement entered into on October 24, 2022 and pre-funded warrants (the “Warrants”) to purchase 13,274,923 shares of common stock at a price of $2.26 per share (of which $2.2599 per share was prepaid by each purchaser) (the “Third PIPE Financing”). The Company received aggregate net proceeds of approximately $42.4 million after deducting placement agent commissions and offering expenses payable by the Company. In connection with the issuance and sale of the common stock, the Company agreed to file a registration statement with the SEC registering the resale of the shares of common stock issued in the Third PIPE Financing. The Warrants are exercisable upon issuance at an exercise price of $0.0001 per share.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, such Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and Warrants, of which $28.2 million, net of issuance costs, was allocated to the Warrants and recorded as a component of additional paid-in-capital.

Common Stock Warrants

As of December 31, 2022, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	13,573,704
October 24, 2022	None	$0.0001	13,274,923
			26,848,627

During the year ended December 31, 2022, there were 3,442,567 warrants exercised, resulting in the Company issuing 3,442,567 shares of common stock. During the year ended December 31, 2021, there were 10,459,576 warrants exercised and 4,872 warrants cancelled due to net exercise of the warrants.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

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

The estimated fair value of stock purchase rights granted under the 2018 ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Expected term	0.50 years	0.57 years	0.48 years
Risk-free interest rate	1.3%	0.1%	0.8%
Expected volatility	94.9%	88.0%	81.0%

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2022	2021	2020
Expected dividend yield	—%	—%	—%
Expected term	5.98 years	6.01 years	6.01 years
Risk-free interest rate	2.1%	1.1%	1.1%
Expected volatility	77.9%	79.0%	73.0%

Management’s calculations are based on a grant date valuation approach. Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $3.20, $8.03, and $5.39 per share during the years ended December 31, 2022, 2021, and 2020, respectively.

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2021	3,459,187	5,107,335	$9.82	8.13	$17,153
Authorized	3,461,915	—	$—
Granted	(3,518,734)	3,168,561	$4.73
Exercised		(194,347)	$0.96
Cancelled	1,412,026	(1,129,929)	$8.73
Balance at December 31, 2022	4,814,394	6,951,620	$7.92	8.08	$1,089
Vested and exercisable – December 31, 2022		3,122,952	$9.24	7.16	$409
Vested and expected to vest – December 31, 2022		6,421,425	$8.04	8.00	$995

For the years ended December 31, 2022, 2021, and 2020, the total intrinsic value of stock option awards exercised was $0.5 million, $5.8 million, and $0.9 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was $0.2 million in 2022, $3.4 million in 2021 and not significant for 2020. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of December 31, 2022, $14.5 million of total cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.4 years. The total fair value of shares vested during the year ended December 31, 2022 was $9.9 million.

Stock-based compensation expense and awards granted to non-employees was $0.6 million for the year ended December 31, 2022, $0.7 million for the year ended December 31, 2021, and immaterial for the year ended December 31, 2020.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 1 or 2-year period. The following table summarizes our restricted stock unit activity during the year ended December 31, 2022:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, unvested as December 31, 2021	708,800	$5.29
Issued	350,173	$5.46
Vested	(353,300)	$5.29
Canceled/Forfeited	(144,147)	$5.35
Outstanding, unvested as December 31, 2022	561,526	$5.38

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and our 2018 ESPP, before taxes, is as follows (in thousands):

	Year Ended December 31,
	2022	2021	2020
Research and development expenses	$6,730	$6,626	$4,453
General and administrative expenses	5,827	3,926	2,657
Total	$12,557	$10,552	$7,110

12. Income Taxes

The effective tax rate for the years ended December 31, 2022, 2021, and 2020 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2022	2021	2020
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	7.6	10.2	7.9
Permanent differences	(0.4)	(0.1)	(0.6)
Research and development tax credits	1.2	1.9	2.8
Other	(1.1)	(1.8)	(0.2)
Change in state tax apportionment	—	—	9.4
Non-taxable stock premium	—	2.5	—
Change in valuation allowance	(28.3)	(33.7)	(40.3)
Total provision for income taxes	—%	—%	—%

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2022 and 2021. The deferred tax assets were primarily comprised of federal and state tax net operating losses

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

and tax credit carryforwards. The increase in valuation allowance of $33.9 million and $25.2 million during 2022 and 2021, respectively, was primarily attributable to the Company’s current year taxable loss and increase in the effective state tax rate due to changes in the Company’s state apportionment factors.

The components of the net deferred tax assets/liabilities are as follows (in thousands):

	December 31,
	2022	2021
Deferred tax assets:
Federal and state net operating loss carryforwards	$109,191	$97,575
Research and development tax credits	14,877	12,271
Lease liabilities	6,031	7,684
Accruals and other	3,786	3,184
Amortization	9,437	10,633
Deferred revenue	700	2,537
Other depreciation	449	—
Section 174 Capitalized Expense	21,434	—
Gross deferred tax assets	165,905	133,884
Valuation allowance	(160,877)	(127,007)
Net deferred tax assets	5,028	6,877
Deferred tax liabilities:
Other depreciation	—	(212)
Operating lease right-of-use assets	(5,028)	(6,665)
Deferred tax assets, net of allowance	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $21.4 million.

At December 31, 2022, the Company’s federal and state income tax net operating loss carryforwards were approximately $369.9 million and $465.6 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards will begin to expire in 2035 and the state tax loss carryforwards will begin to expire in 2035. Under the Tax Act, federal net operating losses generated after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. The federal net operating losses generated after December 31, 2017 of $319.3 million are carried forward indefinitely. In addition, the Company has certain federal, California and Massachusetts research and development income tax credit carryforwards of $13.7 million, $7.7 million and $1.5 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2035. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. The Massachusetts research and development income tax credit carryforwards will begin to expire in 2035.

Net operating loss and tax credit carryforwards as of December 31, 2022 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$319,266	Do not expire
Net operating losses, federal (pre January 1, 2018)	50,587	2035 - 2037
Net operating loss, state	465,623	2035 - 2042
Tax credits, federal	13,669	2035 - 2042
Tax credits, state	9,160	CA: credits do not expire MA: 2035 - 2042

The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under IRC Sections 382 and 383. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

changes may further affect the limitation in future years. In connection with the Company’s IPO, which closed in October 2018, the Company did experience an ownership change pursuant to Section 382. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. The Company is in the process of completing an analysis through December 31, 2022 under IRC Sections 382 and 383 to determine if the Company’s net operating loss carryforwards and research and development credits are limited due to a change in ownership and may have an ownership change pursuant to Section 382.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2022	2021	2020
Beginning of year—unrecognized tax benefits	$5,481	$4,025	$2,610
Decrease for tax positions taken during prior periods	—	—	—
Increases for tax positions taken during current period	1,234	1,456	1,415
End of year—unrecognized tax benefits	$6,715	$5,481	$4,025

If recognized, none of the unrecognized tax benefits as of December 31, 2022, 2021, and 2020 would impact the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve (12) months.

During the years ended December 31, 2022, 2021, and 2020, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

13. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2022	2021	2020
Numerator:
Net loss	$(119,687)	$(75,082)	$(105,314)
Denominator:
Weighted-average common shares outstanding, basic and diluted	90,918,333	78,885,186	37,792,365
Net loss per share, basic and diluted	$(1.32)	$(0.95)	$(2.79)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share, and in October 2022 the Company issued and sold Warrants to purchase 13,274,923 shares of common stock at a nominal exercise price of $0.0001 per share (see Note 10). During the year ended December 31, 2022, 3,442,567 warrants were exercised, resulting in the Company issuing 3,442,567 shares of common stock. During the year ended December 31, 2021, there were 10,459,576 warrants exercised and 4,872 warrants cancelled due to net exercise of the warrants. As of December 31, 2022 and 2021, there are 26,848,627 and 17,016,271 warrants outstanding, respectively. The shares of common stock into which the Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and they are immediately exercisable upon their issuance date.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2022

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2022	2021	2020
Options issued and outstanding and ESPP shares issuable and outstanding	7,145,817	5,170,331	4,213,738
Restricted stock subject to future vesting	561,526	708,800	—
Total	7,707,343	5,879,131	4,213,738

14. Defined Contribution Plan

The Company began sponsoring a 401(k) Plan in 2017, which provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 50% of the first 4% of each employee’s contribution. During the years ended December 31, 2022 and 2021, expenses recognized for the 401(k) Plan was $0.5 million and $0.4 million, respectively, while the amount was immaterial for the year ended December 31, 2020.

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2022, management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2022, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2022 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2022.

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

All other information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2023 Annual Meeting of Stockholders (the “Proxy Statement”), which is expected to be filed not later than 120 days after December 31, 2022, and is incorporated herein by reference.

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

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith

		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/18	3.1

3.1(b)	Certificate of Amendment to Amendment and Restated Certificate of Incorporation.	8-K	05/06/21	3.1

3.2	Amended and Restated Bylaws.	8-K	10/02/18	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

4.3	Description of Common Stock.	10-K	03/10/22	4.3

4.4	Form of Pre-Funded Warrant issued in First PIPE Financing.	10-K	12/28/20	4.1

4.5	Form of Pre-Funded Warrant issued in Third PIPE Financing.	8-K	10/25/2022	4.1

10.1(a)†	License Agreement, dated as of October 16, 2017, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of July 20, 2018, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.2	Collaboration, Option and License Agreement by and between Gilead Sciences, Inc. and Gritstone Oncology, Inc., dated as of January 29, 2021.	10-K	03/10/22	10.3

10.3(a)#	2018 Incentive Award Plan.	S-8	10/02/18	99.2	(A)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(b)

10.3(c)#	Form of Restricted Stock Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(d)

10.4(a)#	2021 Employment Inducement Incentive Plan.	S-8	05/06/21	99.1

10.4(b)#	Form of Stock Option Agreement under the 2021 Employment Inducement Incentive Plan.	S-8	05/06/21	99.2

10.4(c)#	Form of Restricted Stock Unit Award Agreement under the 2021 Employment Inducement Incentive Plan.	S-8	05/06/21	99.3

10.4(d)#	Form of Stock Award Agreement under the 2021 Employment Inducement Incentive Plan.	S-8	05/06/21	99.4

10.5#	Employment Agreement by and between Gritstone Oncology, Inc. and Andrew Allen, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.9

10.6#	Employment Agreement by and between Gritstone Oncology, Inc. and Matthew Hawryluk, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.10

10.7#	Employment Agreement by and between Gritstone Oncology, Inc. and Karin Jooss, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.11

10.8#	Employment Agreement by and between Gritstone Oncology, Inc. and Erin Jones, effective as of September 27, 2018.	S-1/A	09/17/18	10.16

10.9#	Employment Agreement by and between Gritstone bio, Inc., and Vassiliki Economides, effective as of June 23, 2021.	10-K	03/10/22	10.10

10.10#	Amended and Restated Non-Employee Director Compensation Program.	10-K	03/10/22	10.11

10.11#	2018 Employee Stock Purchase Plan.	S-8	10/02/18	99.3

10.12	Lease, dated as of February 11, 2016, by and between Gritstone Oncology, Inc. and BMR-Sidney Research Campus LLC.	S-1	08/23/18	10.4

10.13	Office Building Net Lease, dated as of March 24, 2017, by and between Gritstone Oncology, Inc. and Hacienda Portfolio Venture, LLC.	S-1	08/23/18	10.5

10.14	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and Emery Station West, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.1

10.15	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of September 6, 2018.	10-Q	11/20/19	10.2

10.16	First Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of July 11, 2019.	10-Q	11/20/19	10.3

10.17	Second Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of May 20, 2020.	10-Q	08/05/20	10.1

10.18	Office/Laboratory Lease, by and between Gritstone bio, Inc. and RREF II Kenmore Lessor III LLC and RREF II Kenmore Lessor IV LLC, effective as of September 23, 2021.	8-K	09/29/21	10.1

10.19	First Amendment to Lease, by and between Gritstone bio, Inc. and MIL 21E, LLC, effective as of September 21, 2021.	8-K	09/29/21	10.2

10.20	Third Amendment to Office/Laboratory Lease, by and between Gritstone bio, Inc. and MIL 21E, LLC, effective as of September 21, 2021.	8-K	09/29/21	10.3

10.21	Fourth Amendment to License Agreement between Gritstone bio, Inc. and MIL 21E LLC, effective as of June 6, 2022.	10-Q	08/04/22	10.1

10.22	Fifth Amendment to License Agreement between Gritstone bio, Inc. and MIL 21E LLC effective, effective as of June 13, 2022.				X

10.23	Form of Indemnification Agreement.	S-1/A	09/17/18	10.18

10.24	Securities Purchase Agreement, dated December 22, 2020.	8-K	12/28/20	10.1

10.25	Securities Purchase Agreement, dated December 28, 2020.	8-K	12/30/20	10.1

10.26	Loan and Security Agreement between the Company, Hercules Capital, Inc. and Silicon Valley Bank and certain other parties thereto, dated as of July 19, 2022.	10-Q	11/03/22	10.1

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 20221 has been formatted in Inline XBRL.	X

† Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.

# Indicates management contract or compensatory plan.

* The certification attached as Exhibit 32 that accompanies this Annual Report on Form 10-K is not deemed filed with the SEC and is not to be incorporated by reference into any filing of Gritstone bio, Inc. under the Securities Act of 1933, as amended, or the Securities Exchange Act of 1934, as amended, whether made before or after the date of this Annual Report on Form 10-K, irrespective of any general incorporation language contained in such filing.

Item 16. Form 10-K Summary

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GRITSTONE BIO, INC.

Date: March 9, 2023	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below constitutes and appoints each of Andrew Allen and Vassiliki Economides his or her true and lawful attorney-in-fact and agent, with full power of substitution, for him or her and in his or her name, place and stead, in any and all capacities, to sign any and all amendments to this Annual Report on Form 10-K, and to file the same, with all exhibits thereto, and other documents in connection therewith, with the U.S. Securities and Exchange Commission, granting unto said attorneys-in-fact and agents, and each of them, full power and authority to do and perform each and every act and thing requisite and necessary to be done in connection therewith, as fully to all intents and purposes as he or she might or could do in person, hereby ratifying and confirming that all said attorneys-in-fact and agents, or their, his or her substitutes or substitutes, may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this Report has been signed below by the following persons on behalf of the Registrant in the capacities and on the dates indicated.

Name	Title	Date

/s/ Andrew Allen	President, Chief Executive Officer and Director	March 9, 2023
Andrew Allen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Vassiliki “Celia” Economides	Chief Financial Officer	March 9, 2023
Vassiliki “Celia” Economides	(Principal Financial Officer)

/s/ James Cho	Chief Accounting Officer	March 9, 2023
James Cho	(Principal Accounting Officer)

/s/ Elaine Jones	Chairperson of our Board of Directors	March 9, 2023
Elaine Jones, Ph.D.

/s/ Clare Fisher	Director	March 9, 2023
Clare Fisher

/s/ Steve Krognes	Director	March 9, 2023
Steve Krognes

/s/ Naiyer A. Rizvi	Director	March 9, 2023
Naiyer A. Rizvi, M.D.

/s/ Lawrence Corey	Director	March 9, 2023
Lawrence Corey, M.D.

/s/ Shefali Agarwal	Director	March 9, 2023
Shefali Agarwal, M.D., M.P.H.