Form 10-Q
period 2023-03-31
Gritstone bio, Inc.
filed 2023-05-11
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2023

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

As of May 8, 2023, there were 88,913,562 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	March 31,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$47,128	$55,498
Marketable securities	98,680	116,389
Restricted cash	2,077	3,977
Prepaid expenses and other current assets	6,880	7,014
Total current assets	154,765	182,878
Long-term restricted cash	5,290	5,290
Property and equipment, net	20,365	21,335
Lease right-of-use assets	15,615	17,481
Deposits and other long-term assets	13,917	9,739
Long-term marketable securities	—	4,031
Total assets	$209,952	$240,754
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,975	$8,694
Accrued compensation	4,697	8,215
Accrued liabilities	3,123	4,124
Accrued research and development expenses	3,448	3,343
Lease liabilities, current portion	4,628	5,294
Deferred revenue, current portion	2,801	5,131
Total current liabilities	24,672	34,801
Other liabilities, noncurrent	251	150
Lease liabilities, net of current portion	14,575	15,673
Debt, noncurrent	29,576	19,349
Total liabilities	69,074	69,973
Commitments and contingencies (Notes 6, 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2023 and December 31, 2022; 87,848,417 and 86,894,901 shares issued and outstanding at March 31, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	695,961	691,910
Accumulated other comprehensive loss	(52)	(80)
Accumulated deficit	(555,053)	(521,071)
Total stockholders’ equity	140,878	170,781
Total liabilities and stockholders’ equity	$209,952	$240,754

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2023	2022
Revenues:
Collaboration and license revenues	$542	$4,745
Grant revenues	1,901	2,446
Total revenues	2,443	7,191
Operating expenses:
Research and development	30,514	28,199
General and administrative	6,745	7,955
Total operating expenses	37,259	36,154
Loss from operations	(34,816)	(28,963)
Interest income	1,678	71
Interest expense	(844)	(24)
Net loss	(33,982)	(28,916)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	28	(318)
Comprehensive loss	$(33,954)	$(29,234)
Net loss per share, basic and diluted	$(0.30)	$(0.34)
Weighted-average number of shares used in computing net loss per share, basic and diluted	114,423,000	86,277,599

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended March 31, 2023:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2022	86,894,901	$22	$691,910	$(80)	$(521,071)	$170,781
Unrealized gain on marketable securities	—	—	—	28	—	28
Issuance of common stock upon restricted stock units vesting	345,663	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(742)	—	—	(742)
Issuance of common stock under at the market, ("ATM") equity offering program, net of issuance costs of $58	607,853	—	1,902	—	—	1,902
Stock-based compensation	—	—	2,891	—		2,891
Net loss	—	—	—	—	(33,982)	(33,982)
Balance at March 31, 2023	87,848,417	$22	$695,961	$(52)	$(555,053)	$140,878

Three Months Ended March 31, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086
Unrealized loss on marketable securities	—	—	—	(318)	—	(318)
Issuance of common stock upon restricted stock units vesting	215,350	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(890)	—	—	(890)
Issuance of common stock for warrant exercises	3,442,567	—	34	—	—	34
Issuance of common stock upon exercise of stock options	73,713	—	64	—	—	64
Stock-based compensation	—	—	3,131	—		3,131
Net loss	—	—	—	—	(28,916)	(28,916)
Balance at March 31, 2022	72,779,508	$20	$619,862	$(391)	$(430,300)	$189,191

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2023	2022
Operating activities
Net loss	$(33,982)	$(28,916)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,799	1,589
Net amortization of premiums and discounts on marketable securities	(973)	196
Amortization of debt discount and issuance costs	342	—
Stock-based compensation	2,891	3,131
Non-cash operating lease expense	2,243	2,332
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	134	(3,273)
Deposits and other long-term assets	(4,177)	787
Accounts payable	327	1,861
Accrued compensation	(3,518)	(2,640)
Accrued and other non-current liabilities	(869)	121
Accrued research and development expenses	105	(105)
Lease liability	(2,082)	(2,034)
Deferred revenue	(2,330)	(6,500)
Net cash used in operating activities	(40,090)	(33,451)
Investing activities
Purchase of marketable securities	(15,874)	(28,342)
Maturities of marketable securities	38,614	37,788
Purchase of property and equipment	(1,567)	(1,812)
Net cash provided by investing activities	21,173	7,634
Financing activities
Proceeds from issuance of common stock from ATM equity offering program	1,960	—
Proceeds from long-term debt, net of debt discount and issuance costs	9,977	—
Proceeds from issuance of common stock upon exercise of stock options, warrants, and other	—	98
Payments of financing costs	(2,489)	(69)
Payments of financing lease	(59)	(56)
Tax payments related to shares withheld for vested restricted stock units	(742)	(890)
Net cash provided by (used in) financing activities	8,647	(917)
Net decrease in cash, cash equivalents and restricted cash	(10,270)	(26,734)
Cash, cash equivalents and restricted cash at beginning of period	64,765	110,577
Cash, cash equivalents and restricted cash at end of period	$54,495	$83,843
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$407	$1,182
Remeasurement of operating lease right-of-use asset for lease modification	$—	$228
Cash paid for interest on debt	$436	$—

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Gritstone bio, Inc. (“Gritstone” or “the Company”) is a clinical stage biotechnology company developing targeted immunotherapies for cancer and infectious disease. The Company was incorporated in the state of Delaware in August 2015, and is based in Emeryville, California and Cambridge, Massachusetts, with a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $34.0 million and $28.9 million for the three months ended March 31, 2023 and 2022, respectively. Cash used by operating activities was $40.1 million and $33.5 million during the three months ended March 31, 2023 and 2022, respectively. The Company had an accumulated deficit of $555.1 million and $521.1 million as of March 31, 2023 and December 31, 2022, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings and under its “at the market” offering programs, the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of March 31, 2023, the Company had cash, cash equivalents and marketable securities of $145.8 million, which the Company believes will be sufficient to fund its planned operations for a period of at least twelve months following the filing date of this report.

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

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2022, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2022, as filed with the SEC on March 9, 2023.

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

Debt Issuance Costs and Debt Discounts

Debt issuance costs include legal fees, accounting fees and other direct costs incurred in connection with the execution of the Company’s debt financing. Debt discounts represent costs paid to the lenders. Debt issuance costs and debt discounts are deducted from the carrying amount of the debt liability and are amortized to interest expense over the term of the related debt using the effective interest method.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of March 31, 2023, the Company has no off-balance sheet concentrations of credit risk.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those of other clinical-stage biotechnology companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. Further, the Company is subject to broad market risks and uncertainties resulting from recent events, such as the COVID-19 pandemic, the Russian invasion of Ukraine, inflation, rising interest rates and recession risks, as well as supply chain and labor shortages.

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

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2023	2022
Cash and cash equivalents	$47,128	$55,498
Restricted cash	2,077	3,977
Long-term restricted cash	5,290	5,290
Total cash, cash equivalents and restricted cash	$54,495	$64,765

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU Asset is impaired.

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

The Company has elected not to separate lease and non-lease components for its leased assets and accounts for all lease and non-lease components of its agreements as a single lease component. The lease components resulting in an ROU Asset have been recorded on the condensed consolidated balance sheets and amortized as lease expense on a straight-line basis over the lease term.

Revenue Recognition

The Company performs research and development under collaboration, license, grant and clinical development agreements. The Company’s revenue primarily consists of collaboration agreements and grant agreements. At contract inception, the Company analyzes a revenue arrangement to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or are subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”), which applies to business entities that receive contributions within the scope of ASC 958-605.

For collaboration agreements, the Company analyzes such arrangements to assess whether they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are considered to be in the scope of the collaboration guidance and that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. Elements of collaboration arrangements that are reflective of a vendor-customer relationship are accounted for pursuant to the revenue from contracts with customers guidance. The terms of the licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of the accounting for revenue from contracts with customers guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. The Company concluded that payments received under these grants represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI and Gates Funding Agreements (see Note 9).

Income Taxes

The Company did not record income tax expense for the three months ended March 31, 2023 and 2022, respectively, as the Company expected to be in a cumulative taxable loss position in 2023 and 2022, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. As of March 31, 2023, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the Internal Revenue Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. This provision is not expected to have a material impact to the Company's financial statements.

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	March 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$24,674	$—	$—	$24,674
Commercial paper	2,391	—	—	2,391
Corporate debt securities	2,822	—	—	2,822
U.S. government treasuries	3,987	—	—	3,987
Total cash equivalents	33,874	—	—	33,874
Short-term marketable securities:
U.S. government treasuries	22,139	3	(20)	22,122
Asset backed securities	484	—	—	484
U.S. government debt securities	26,967	19	(6)	26,980
Certificates of deposit	948	—	—	948
Commercial paper	28,759	6	(5)	28,760
Corporate debt securities	19,435	—	(49)	19,386
Total short-term marketable securities	98,732	28	(80)	98,680
Total	$132,606	$28	$(80)	$132,554

	December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$38,191	$—	$—	$38,191
Total cash equivalents	38,191	—	—	38,191
Short-term marketable securities:
Certificates of deposit	948	1	—	949
Commercial paper	33,318	23	(13)	33,328
Corporate debt securities	21,887	6	(40)	21,853
U.S. government treasuries	35,608	3	(71)	35,540
U.S. government debt securities	24,703	22	(6)	24,719
Total short-term marketable securities	116,464	55	(130)	116,389
Long-term marketable securities:
Corporate debt securities	933	—	(1)	932
U.S. government treasuries	3,103	—	(4)	3,099
Total long-term marketable securities	4,036	—	(5)	4,031
Total	$158,691	$55	$(135)	$158,611

All marketable securities held as of March 31, 2023 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of March 31, 2023, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three months ended March 31, 2023 and no allowance for credit loss was recorded at March 31, 2023 and December 31, 2022. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2023
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$24,674	$24,674	$—	$—
Commercial paper	2,391	—	2,391	—
Corporate debt securities	2,822	—	2,822	—
U.S. government treasuries	3,987	3,987	—	—
Total cash equivalents	33,874	28,661	5,213	—
Short-term marketable securities:
U.S. government treasuries	22,122	22,122	—	—
Asset backed securities	484	—	484	—
U.S. government debt securities	26,980	—	26,980	—
Certificates of deposit	948	—	948	—
Commercial paper	28,760	—	28,760	—
Corporate debt securities	19,386	—	19,386	—
Total short-term marketable securities	98,680	22,122	76,558	—
Total	$132,554	$50,783	$81,771	$—

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,191	$38,191	$—	$—
Total cash equivalents	38,191	38,191	—	—
Short-term marketable securities:
Certificates of deposit	949	—	949	—
Commercial paper	33,328	—	33,328	—
Corporate debt securities	21,853	—	21,853	—
U.S. government treasuries	35,540	35,540	—	—
U.S. government debt securities	24,719	—	24,719	—
Total short-term marketable securities	116,389	35,540	80,849	—
Long-term marketable securities:
Corporate debt securities	932	—	932	—
U.S. government treasuries	3,099	3,099	—	—
Total long-term marketable securities	4,031	3,099	932	—
Total	$158,611	$76,830	$81,781	$—

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

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of the Company’s financial instruments.

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31,	December 31,
	2023	2022
Computer equipment and software	$1,403	$1,155
Furniture and fixtures	2,285	2,285
Laboratory equipment	27,369	27,309
Leasehold improvements	18,537	18,024
	49,594	48,773
Less accumulated depreciation and amortization	(30,581)	(28,782)
Construction-in-progress	1,352	1,344
Total property and equipment, net	$20,365	$21,335

Depreciation and amortization expense was $1.8 million and $1.6 million for the three months ended March 31, 2023 and March 31, 2022, respectively.

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of March 31, 2023. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $7.9 million ROU Asset and a $12.5 million lease liability on the condensed consolidated balance sheet as of March 31, 2023. The Company recorded a $8.1 million ROU Asset and a $12.8 million lease liability on the consolidated balance sheet as of December 31, 2022.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. In October 2022, the letter of credit was reduced to a balance of $0.6 million. As of March 31, 2023, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022.

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

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. As of March 31, 2023, of the $0.5 million security deposits, $0.2 million was recorded in prepaids and other assets and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet. As of December 31, 2022, of the $0.7 million security deposits, $0.4 million was recorded in prepaids and other assets and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet.

Boston Lease

The Company plans to occupy a newly built facility in Boston, Massachusetts, with office and laboratory space, in 2023 pursuant to a 120-month operating lease (the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements. The Company’s obligation to pay rent is expected to commence in the second half of 2023, subject to free rent periods of three and six months with respect to certain premises. The Company expects to be provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease is expected to expire in 2033. The Boston Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In connection with the Boston Lease and as a security deposit thereunder, the Company has provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of March 31, 2023, none of the irrevocable letter of credit amount had been drawn.

As of March 31, 2023, the Company has not recognized a ROU Asset or lease liability for the Boston Lease as it did not control the underlying assets at any time in the three months ended March 31, 2023. Under the Boston Lease, the Company is obligated to make minimum lease payments of approximately $79.1 million for the years from 2023 to 2033, which includes rent abatement during the free rent periods.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Lease cost
Operating lease cost	$2,164	$2,253
Total lease cost	$2,164	$2,253

Supplemental information related to leases was as follows:

	Three Months Ended March 31,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$2,094	$2,034
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$—	$781
Weighted-average remaining lease term (years):
Operating leases	5.1	5.3
Weighted-average discount rate:
Operating leases	7.9%	7.4%

As of March 31, 2023, minimum annual rental payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2023 (remaining nine months)	$6,456
2024	12,527
2025	10,658
2026	10,376
2027	10,466
Thereafter	52,348
Total minimum payments	102,831
Less: Amounts representing interest expense	(4,515)
Less: Amounts representing lease payments under the Boston Lease	(79,113)
Present value of future minimum lease payments	19,203
Less: Current portion of lease liability	(4,628)
Noncurrent portion of lease liability	$14,575

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

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Prepaid research and development-related expenses	$4,056	$4,241
Collaboration receivable	112	135
Prepaid insurance	813	1,158
Interest and other receivables	454	529
Facilities-related deposits	717	384
Other	728	567
Total prepaid expenses and other current assets	$6,880	$7,014

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2023	2022
Lease security deposits	$934	$934
Prepaid research and development-related expenses	488	643
Prepaid rent	12,495	8,162
Total deposits and other long-term assets	$13,917	$9,739

8. Debt

In July 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides the Company a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, the Company drew $20.0 million from the first tranche and in March 2023, the Company drew an additional $10.0 million. The remaining tranches provide up to $50.0 million borrowing capacity and become available upon the Company meeting certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, which provides the Company the ability to draw up to $10 million through December 15, 2023. As of March 31, 2023, the additional $10 million remains available to be drawn by the Company. The term loan is secured by substantially all of the Company’s assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

Borrowings under the Loan Agreement bear interest (i) at an annual cash rate equal to the greater of (x) the lesser of (1) the prime rate (as customarily defined) and (2) 5.50%, in either case, plus 3.15%, and (y) 7.15% and (ii) at an annual payment-in-kind rate which may equal 2.00%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential six-month and one-year extension upon satisfaction of certain conditions. The interest-only payment date has been extended an additional six months based on the Company's achievement of one of the milestones as set forth in the Loan Agreement. In addition, the Company paid a $150,000 facility charge upon closing, and the Company must pay a facility charge equal to 0.50% of the principal amount of any borrowings made pursuant to the amounts under the last four tranches.

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

In March 2023, Gritstone, Hercules and SVB amended the Loan Agreement to change the minimum liquidity requirements. Under the amended Loan Agreement, beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as the Company’s market capitalization is no greater than $400.0 million, the Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones.

The Company’s obligations under the Loan Agreement, as amended, are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect on the Company, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of the Company and its subsidiaries, taken as a whole. As of March 31, 2023, the Company is in compliance with all covenants in the Loan Agreement, as amended.

As of March 31, 2023, there were debt discounts, unamortized issuance costs and unaccreted value of the final fee of $2.1 million which were recorded as a direct deduction from the term loan on the condensed consolidated balance sheet. Interest expense related to the Loan Agreement was $0.8 million for the three months ended March 31, 2023. The effective interest rate on the term loan, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13%. The components of the long-term debt balance are as follows:

March 31,
2023
Principal loan balance	$30,000
Final fee	1,725
Unamortized debt discount, issuance costs, and unaccreted value of final fee	(2,149)
Long term debt, net	$29,576

As of March 31, 2023, the estimated future principal payments due (excluding the final payment fee) were as follows:

2023 (remaining nine months)	$—
2024	—
2025	6,616
2026	14,108
2027	9,276
Total principal payments	$30,000

9. Collaboration and License Agreements and Grant Revenue

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”) to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with bluebirds restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of March 31, 2023, and no royalties were due from the sale of licensed products.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of March 31, 2023. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early-stage targets and 2seventy’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the License and Know-How granted to 2seventy. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

For revenue recognition purposes, the Company determined that the duration of the 2seventy Agreement began on the effective date in August 2018 and ends upon completion of the Research and Development Services, which is also when participation on the JSC is no longer an obligation. The contract duration is defined as the period in which parties to the contract have present enforceable rights and obligations. The Company also analyzed the impact of 2seventy terminating the agreement prior to August 2023 and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to 2seventy for doing so.

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

During the three months ended March 31, 2023 and 2022, the Company recognized $0.4 million and $4.0 million, respectively, in collaboration revenue under the 2seventy Agreement. The amount of collaboration revenue recognized during the three months ended March 31, 2022 included a cumulative catch-up adjustment increasing contribution revenue by $3.5 million due to revisions to estimated costs to complete the remaining performance obligation. The adjustment resulted in a decrease in the Company’s loss from operations of $3.5 million and a decrease in loss per share of $0.04 for the three months ended March 31, 2022. Deferred revenue of $0.6 million and $1.0 million was recorded on the condensed consolidated balance sheets in current liabilities as of March 31, 2023 and December 31, 2022, respectively. Deferred revenue relates to the performance obligations identified under the 2seventy Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through September 2023.

Changes in the deferred revenue balance during the three months ended March 31, 2023 for the 2seventy Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$1,047
Additions	—
Deductions	(417)
Balance at March 31, 2023	$630

There were no receivables or net contract assets recorded as of March 31, 2023 and December 31, 2022 associated with the 2seventy Agreement.

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

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of March 31, 2023 and no royalties were due from the sale of licensed products.

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of March 31, 2023 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For revenue recognition purposes, the Company determined that the duration of the contract began on the effective date in January 2021 and ends upon (i) the completion of the Option term, which is expected to end within four years after the effective date, if the Option is not exercised or (ii) the expiration of the royalty-term on a product-by-product and country-by-country basis. The Company also analyzed the impact of Gilead terminating the agreement prior to the end of the Option term and determined, considering both quantitative and qualitative factors, that there were substantive non-monetary penalties to Gilead for doing so.

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

For the three months ended March 31, 2023, the Company did not record any license revenue and recorded $0.1 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. For the three months ended March 31, 2022, the Company did not record any license revenue and recorded $0.7 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. There was no contract asset recorded on the condensed consolidated balance sheets as of March 31, 2023 or December 31, 2022. There was $0.1 million recorded as deferred revenue as of March 31, 2023 and December 31, 2022 associated with the Gilead Collaboration Agreement.

Changes in the deferred revenue balance during the three months ended March 31, 2023 for the Gilead Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$107
Additions	—
Deductions	(13)
Balance at March 31, 2023	$94

There was $0.1 million of receivables recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of March 31, 2023 and December 31, 2022, associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. There were no deferred contract acquisition costs amortized during the three months ended March 31, 2023 as they were fully amortized during the year ended December 31, 2022. Deferred contract acquisition costs amortized during the three months ended March 31, 2022 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the three months ended March 31, 2023 and 2022, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the FDA, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of March 31, 2023, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and low single digit royalties on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of March 31, 2023 and no royalties were due from the sales of licensed products.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $141.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. None of the other milestone events had occurred as of March 31, 2023.

Coalition for Epidemic Preparedness Innovations

On August 14, 2021, the Company entered into the CEPI Funding Agreement with CEPI, under which CEPI agreed to provide funding of up to $20.6 million to the Company to advance the Company’s program, which is developing a second-generation COVID-19 vaccine, with an initial clinical trial in South Africa. Under the terms of the agreement, CEPI will fund a multi-arm Phase 1 study evaluating the CORAL program’s samRNA vaccine in naïve, convalescent, and HIV+ patients. The study will evaluate three different samRNA vaccine constructs that each target both the spike protein and other SARS-CoV-2 targets and are designed to drive both robust B and T cell immune responses. The funding will also support pre-clinical studies, scale-up and formulation development to enable manufacturing of large quantities of stable vaccine product.

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

In December 2021, the Company and CEPI entered into an amendment to the CEPI Funding Agreement, under which CEPI agreed to provide additional funding of up to $5.0 million, for a total of up to $25.6 million, to the Company to conduct a Phase I clinical trial of the Company's Omicron vaccine candidate in South Africa.

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021, and the second tranche of funding of $2.7 million was received in April 2022.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. During the three months ended March 31, 2023 and 2022, the Company recognized grant revenue of $1.5 million and $2.2 million, respectively, under the CEPI Funding Agreement. As of March 31, 2023 and December 31, 2022, short-term deferred revenue of $1.5 million and $3.0 million, respectively, was recorded on the condensed consolidated balance sheets. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the end of the year 2023. As of March 31, 2023 and December 31, 2022, $1.5 million and $3.0 million, respectively, was recorded as short-term restricted cash on the condensed consolidated balance sheet.

Changes in the deferred revenue balance during the three months ended March 31, 2023 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$2,952
Additions	—
Deductions	(1,455)
Balance at March 31, 2023	$1,497

Gates Foundation

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation ("Gates Grant Agreement"), under which the Company will develop an optimal immunogen in the context of a therapeutic human papillomavirus ("HPV") vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and future funding of $1.0 million is expected to be received by the Company in 2023, for a total grant amount of up to $3.2 million.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. The Company did not recognize any grant revenue under the Gates Grant Agreement in 2021. During the three months ended March 31, 2023 and 2022, the Company recognized $0.4 million and $0.2 million, respectively, in revenue under the Gates Grant Agreement. As of March 31, 2023 and December 31, 2022, short-term deferred revenue of $0.6 million and $1.0 million, respectively, was recorded on the condensed consolidated balance sheets. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the year ended 2023.

Changes in the deferred revenue balance during the three months ended March 31, 2023 for the Gates Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$1,025
Additions	—
Deductions	(445)
Balance at March 31, 2023	$580

10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of March 31, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

As of March 31, 2023 and December 31, 2022, there were 87,848,417 and 86,894,901 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In connection with the 2022 ATM Offering Program, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen, pursuant to which Cowen will act as the Company’s sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering Program up to $50,000

. As of December 31, 2022, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $19.6 million, net of commissions and offering costs, pursuant to the issuance of 7,034,948 shares of its common stock. As of March 31, 2023, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $21.5 million, net of commissions and offering costs, pursuant to the issuance of 7,642,801 shares of its common stock.

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

Common Stock Warrants

As of March 31, 2023, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	13,573,704
October 24, 2022	None	$0.0001	13,274,923
			26,848,627

There were no warrants exercised during the three months ended March 31, 2023. During the three months ended March 31, 2022, there were 3,442,567 warrants exercised resulting in the Company issuing 3,442,567 shares of common stock.

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

The 2021 Plan is administered by our board of directors and the Company's compensation committee, acting pursuant to the delegation by our board of directors. In the event of a change in control in which the Company's successor refuses to assume or substitute any outstanding award under the 2021 Plan, the vesting of such award will accelerate in full. The Company's board of directors may terminate, amend, or modify the 2021 Plan at any time, provided that no termination or amendment may materially impair any rights under any outstanding award under the 2021 Plan without the consent of the holder.

On April 21, 2022, the Company’s board of directors increased the number of shares available under the 2021 Plan by 700,000 shares. On February 2, 2023, the Company’s board of directors increased the number of shares available under the 2021 Plan by 1,300,000 shares.

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	4,814,394	6,951,620	$7.92	8.08	$1,089
Authorized	4,775,796	—	$—
Granted	(3,582,453)	67,666	$3.10
Cancelled	323,663	(84,672)	$4.72
Balance at March 31, 2023	6,331,400	6,934,614	$5.44	7.84	$451
Vested and exercisable at March 31, 2023		3,452,242	$9.19	7.02	$258
Vested and expected to vest at March 31, 2023		6,492,805	$8.02	7.78	$430

For the three months ended March 31, 2023, there were no stock options exercised. For the three months ended March 31, 2022, the total intrinsic value of stock option awards exercised was $0.3 million, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of March 31, 2023, $12.8 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.2 years. The total fair value of shares vested during the three months ended March 31, 2023 was $2.0 million.

Stock-based compensation expense and awards granted to non-employees were $0.2 million and immaterial, respectively, for the three months ended March 31, 2023 and 2022.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 6 month, 1 or 2-year period. The following table summarizes our restricted stock unit activity during the three months ended March 31, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2022	561,526	$5.38
Issued	3,514,787	$3.29
Vested	(561,526)	$5.38
Canceled/Forfeited	(23,128)	$3.29
Outstanding, unvested at March 31, 2023	3,491,659	$3.29

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and the Company's 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended March 31,
	2023	2022
Research and development expenses	$1,613	$1,745
General and administrative expenses	1,278	1,386
Total	$2,891	$3,131

12. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2023	2022
Numerator:
Net loss	$(33,982)	$(28,916)
Denominator:
Weighted-average common shares outstanding, basic and diluted	114,423,000	86,277,599
Net loss per share, basic and diluted	$(0.30)	$(0.34)

In December 2020, the Company issued and sold the 2020 Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share and, in October 2022, the Company issued and sold the 2022 Warrants to purchase 13,274,923 shares of common stock at a nominal exercise price of $0.0001 per share (see Note 10). The shares of common stock into which the 2020 and 2022 Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date.

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2023	2022
Options issued and outstanding and ESPP shares issuable and outstanding	7,120,656	7,038,660
Restricted stock subject to future vesting	3,491,659	669,790
Total	10,612,315	7,708,450

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this report, and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2022. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, our clinical and regulatory development plans for our product candidates; our expectations regarding the data to be derived in our ongoing and planned clinical trials; the timing of commencement of our future nonclinical studies, clinical trials and research and development programs; our ability to discover, develop and advance product candidates into, and successfully complete, clinical trials; our plans and strategy regarding maintaining existing and entering into new collaborations and/or partnerships; the timing or likelihood of regulatory filings and approvals for our product candidates; our expectations regarding the impact of the COVID-19 pandemic or the end of the COVID-19 pandemic on our operations; and the sufficiency of our capital resources. These forward-looking statements are identified by their use of terms and phrases, such as “believe,” “could,” “aim,” “expect,” “intend,” “may,” “plan,” “will,” and other similar terms and phrases, including references to assumptions. Such forward-looking statements involve substantial risks and uncertainties that could cause the outcome of Gritstone’s programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements, including that interim results obtained may differ from those at completion of the studies and clinical trials. Such risks and uncertainties include, among others, the uncertainties inherent in the drug development process, including our programs’ clinical development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, our ability to successfully establish, protect and defend its intellectual property and other matters that could affect the sufficiency of existing cash to fund our operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors”included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

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

The immune system sits at the nexus of many diseases, and we believe that immune response modulation is core to several transformational product classes. Recent advances have pointed to T cells as being central to the success of cancer immunotherapy and critical in the elimination of virally infected cells. We believe that our scientific approach of focusing on generating antigen-specific T cells, particularly the challenging but critical cytotoxic CD8+ T cell subclass, has the potential to drive transformational therapeutic and prophylactic benefits.

In oncology, we develop personalized vaccines that aim to destroy tumors through CD8+ (killer) T cell recognition of tumor cells by virtue of their surface display of neoantigens, peptides that are presented on cancer cells when certain mutations occur in tumor DNA. In infectious disease, we develop both therapeutic and prophylactic vaccines targeting both T cells and B cells. We believe we are leading the field of development and application of self-amplifying mRNA (samRNA), a rapidly emerging platform technology. Our unique approach to immunogen design, whereby our vaccines deliver, as appropriate, whole proteins to drive neutralizing antibodies (nAbs) and/or protein fragments to drive T cell responses, has the potential to both neutralize incoming pathogens (through nAbs) and kill infected cells through CD8+ T cell recognition of foreign, pathogen-derived peptides displayed on the surface of infected cells.

Our clinical programs include GRANITE, an individualized neoantigen-based vaccine program; SLATE, an “off-the-shelf” neoantigen-based vaccine program; CORAL, a second-generation SARS-CoV-2 vaccine program; and HIV, an HIV vaccine program in collaboration with Gilead Sciences, Inc (Gilead).

The table below summarizes key information about our ongoing clinical trials.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	2/3	Enrollment Ongoing; Treatment Ongoing	MSS-CRC* first line maintenance	—	Gritstone
GRANITE	1/2	Completed	Early stage & advanced solid tumors	—	Gritstone
SLATE	2	Enrollment Completed; Treatment Completed	KRASmut-driven tumor types	—	Gritstone
SLATE	1/2	Completed	KRAS Advanced Solid Tumors	—	Gritstone
HIV	1	Ongoing	HIV treatment/cure	Gilead	Gilead**
CORAL	1	Enrollment Completed; Treatment Ongoing	SARS-CoV-2 in South Africa	CEPI	Gritstone
CORAL	1	Enrollment Completed; Treatment Ongoing	SARS-CoV-2 booster	—	Gritstone
CORAL	1	Enrollment Completed; Treatment Ongoing	SARS-CoV-2 naïve & booster	NIAID, IDCRC	Gritstone

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

In response to the COVID-19 pandemic, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines, and transitioned to a flexible work environment, where employees who can work from home effectively are allowed to do so. We have implemented virtual meeting and messaging technology and encourage employees to follow local health authority guidance. As the pandemic and its impacts continue to evolve, we may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine such actions to be in the best interests of our employees. Yet, we note that the U.S. Department of Health and Human Services is planning for the federal Public Health Emergency for COVID-19, declared under Section 319 Public Health Service Act, to expire at the end of the day on May 11, 2023. Additionally, on May 4, 2023, the World Health Organization Director-General determined that COVD-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern. At this time, it is not clear what, if any, impact these developments may have on our business, financial condition, results of operations or prospects.

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

GRANITE – Individualized Vaccine Program for Solid Tumors

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

As of August 31, 2022, 55% of patients within the MSS-CRC cohort demonstrated a molecular response (6/11 evaluable patients; molecular response defined as ≥30% reduction in ctDNA from baseline) and the median overall survival (mOS) among molecular responders had not yet been reached and was expected to exceed at least 22 months. This compares to mOS of 7.8 months in evaluable MSS-CRC patients who did not exhibit a molecular response in the study, and a general 6-7 months against standard of care (Trifluridine/tipiracil combo and Regorafenib monotherapy). Interim results from the Phase 1/2 study of GRANITE were published in Nature Medicine in August 2022.

Upon assessing initial results of the GRANITE Phase 1/2 study, we discussed potential registrational paths with the FDA and subsequently initiated a randomized, controlled Phase 2/3 trial in newly diagnosed metastatic CRC patients that has registrational intent (NCT05141721). The study, which is evaluating GRANITE as a maintenance treatment in patients with first-line MSS-CRC who have completed FOLFOX (or FOLFOXFIRI)-bevacizumab induction therapy, was announced in late 2021. The first patient was enrolled in the ongoing Phase 2 portion of the Phase 2/3 study in January 2022. As of May 10, 2023, 71 patients had been randomized. In May 2023, we announced a plan to expand the study from 80 to 100 patients in total, and expect to share preliminary data from the Phase 2 portion of the Phase 2/3 study in the first quarter of 2024.

SLATE – "Off the shelf” Vaccine Program for Solid Tumors

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

An initial version of SLATE (SLATE v1) was studied in a Phase 1/2 study in patients with metastatic solid tumors (n = 26). SLATE v1 demonstrated induction of CD8+ T cells against multiple KRAS driver mutations and greatest activity was observed in a subset of NSCLC patients with KRASmut G12C mutations. With these initial data, we developed a second SLATE candidate that exclusively includes epitopes from mutated KRAS (SLATE-KRAS) and evaluated it under the same study protocol. In results shared during ESMO 2022, SLATE-KRAS exhibited immunogenic superiority over SLATE v1 in human HLA-transgenic mice and cancer patients, and demonstrated similar molecular response and overall survival trends as those seen in the Phase 1/2 study of GRANITE. In 38 patients with advanced solid tumors evaluating both SLATE v1 (n =26) and SLATE-KRAS (n=12), the candidates demonstrated a 39% molecular response rate (MRR) in evaluable patients with MSS-CRC and NSCLC and among the 18 patients with NSCLC, a molecular response was correlated with extended mOS (mOS of 9.6 months in molecular responders versus 4.5 months in non-responders).

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

In February 2023, we announced that we entered into a clinical trial agreement with the National Cancer Institute (NCI) to evaluate an autologous T cell therapy expressing a T cell receptor targeting mutated KRAS in combination with our KRAS-directed vaccine candidate, SLATE-KRAS, in a Phase 1 study led by Steven A. Rosenberg, M.D., Ph.D.

Infectious Disease Program Updates

In early 2021, we initiated two programs in infectious diseases: CORAL, a second-generation prophylactic program against COVID-19, and a collaboration with Gilead Sciences to develop a therapeutic vaccine against HIV. Our infectious disease programs aim to deliver vaccine candidates that induce both B cell and T cell immunity with the potential to drive potent and durable immune response that can be applied for either protective or therapeutic benefit. This approach has demonstrated the ability to generate robust CD8+ T cells and neutralizing antibodies against SARS-CoV-2 in multiple preclinical and clinical studies and is being evaluated against multiple other pathogens in Gritstone-owned and partnered studies. We believe that initially evaluating our approach against SARS-CoV-2 can provide proof of concept for a number of infectious diseases.

HIV Vaccine Collaboration with Gilead Sciences

In January 2021, we entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine-based immunotherapy for HIV. Together, we plan to develop an HIV-specific therapeutic vaccine using our proprietary prime-boost vaccine platform, comprised of samRNA and adenoviral vectors, with antigens developed by Gilead. The collaboration and the program are progressing, and a Phase I trial is ongoing. If Gilead decides to progress development beyond the Phase 1 study by exercising their exclusive option, the Company will receive a $40.0 million non-refundable option exercise fee.

In February 2023, first data from a preclinical study conducted in collaboration with Gilead were presented at Conference on Retroviruses and Opportunistic Infections (CROI) 2023. The results showed that simian immunodeficiency virus (SIV), Chimpanzee Adenovirus (ChAd) and self-amplifying mRNA (samRNA) vaccines induced a strong and broad CD8+ T cell immune response, which was significantly enhanced in combination with immune modulators.

CORAL – Second Generation COVID-19 Vaccine Program

The CORAL program was initiated in 2021 in response to emerging limitations of first-generation COVID-19 vaccines. Today it serves as proof-of-concept for our ability to drive more potent and durable responses than those of current vaccines in prophylactic applications. As seen in COVID-19 and other infectious diseases, immune responses can vary, viruses mutate, and neutralizing antibodies wane, necessitating re-dosing (boosters). An approach capable of inducing a potent, broad immune response could have utility across a variety of viral and infectious diseases,

In multiple ongoing Phase 1 trials, we have generated early data demonstrating the potential ability of our vaccines to elicit potent and durable neutralizing antibody responses, and potent cytotoxic cellular responses against Spike and other conserved targets regions of the virus. These results have also provided early signals of the potential advantages of self-amplifying mRNA over first-generation mRNA.

Across the three active Phase 1 trials (CORAL-BOOST, CORAL-CEPI and CORAL-NIH), there are multiple constructs being evaluated with various antigenic cassettes designed to target Wild Type, Beta and Omicron variants. The trials are evaluating our approach in different populations including elderly adults, immunocompromised individuals, those naïve to the virus and previously vaccinated individuals using different vaccine regimens. In all, these trials are designed to answer core questions regarding self-amplifying mRNA dose regimen, and the patient populations that could be applicable to other infectious diseases.

We believe that our CORAL vaccine candidates have the potential to improve both B cell and T cell responses to Spike and other viral proteins. By creating a cassette that targets several viral antigens including Spike protein and additional T cell epitopes from the SARS-CoV-2 virus, some of which are highly conserved between viral strains (such as SARS and SARS-CoV-2), we believe our vaccine candidates may have pan-coronavirus potential to protect against future coronavirus pandemics. While mutations in the Spike protein may reduce protection by antibodies (since the antibody target changes its shape), broad T cell immunity and long-term memory to different viral proteins may provide a second layer of clinical protection. The CORAL program is supported by the Gates Foundation, the Coalition for Epidemic Preparedness Innovation (CEPI) and the National Institute of Allergy and Infectious Diseases (NIAID).

Components of Our Operating Results

Collaboration and License and Grant Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2023 and 2022, we recognized $2.4 million and $7.2 million, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement and the grant agreements with CEPI and the Gates Foundation. See Note 9 to our condensed consolidated financial statements for additional information.

In the future, we expect to continue to recognize revenue from the 2seventy Agreement, Gilead Collaboration Agreement and our grant agreements with CEPI and the Gates Foundation and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect our revenue to fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

•
External research and development expenses, including:
o
expenses incurred under arrangements with third parties, including clinical research organizations (CROs), preclinical testing organizations, contract manufacturing organizations (CMOs), academic and non-profit institutions and consultants;
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

Pursuant to our Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three months ended March 31, 2023 and 2022, we had no research and development expense under the agreement.

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the three months ended March 31, 2022. No research and development expense was recorded for the three months ended March 31, 2023.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize samRNA vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $141.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestone payments and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the three months ended March 31, 2021. No research and development expense was recorded for the three months ended March 31, 2023 or 2022.

We expect our research and development expenses to increase substantially in the future as we continue to advance our product candidates into and through clinical studies and pursue regulatory approval. Conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming, and such clinical studies generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section entitled “Risk Factors” included in Part II, Section 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2023	2022
GRANITE program external expenses	$5,409	$2,698
SLATE program external expenses	616	796
CORAL program external expenses	2,133	3,005
Other program external research and development expenses	5,752	6,702
Personnel-related expenses (1)	11,851	10,587
Other unallocated research and development expenses	4,753	4,411
Total research and development expenses	$30,514	$28,199

(1)
Personnel-related expenses include stock-based compensation expense of $1.6 million and $1.7 million, respectively, for the three months ended March 31, 2023 and 2022, respectively.

We do not track internal related expenses on a program-by-program basis, because our research and development employees and infrastructure resources are utilized across our development programs.

General and Administrative Expenses

Our general and administrative expenses consist primarily of salaries and related costs, including payroll taxes, benefits, non-cash stock-based compensation and travel. Other general and administrative expenses include legal costs of pursuing patent protection of our intellectual property, and professional service fees for auditing, tax and general legal services. We expect our general and administrative expenses to continue to increase in the future as we expand our operating activities and prepare for potential commercialization of our current and future product candidates, increase our headcount and support our operations, including increased expenses related to legal, accounting, regulatory and tax-related services associated with maintaining compliance with requirements of the Nasdaq Global Select Market and the SEC, directors and officers liability insurance premiums and investor relations activities. Allocated expenses consist of rent expenses related to our office and research and development facilities, depreciation and other allocated costs not otherwise included in research and development expenses.

Interest Income

Interest income consists primarily of interest income and investment income earned on our cash, cash equivalents and marketable securities.

Interest Expense

Interest expense consists primarily of interest expense related to our debt facility. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with the Loan Agreement.

Results of Operations

Comparison of the Three Months Ended March 31, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2023	2022	Change
Revenues:
Collaboration and license revenues	$542	$4,745	$(4,203)
Grant revenues	1,901	2,446	(545)
Total revenues	2,443	7,191	(4,748)
Operating expenses:
Research and development	30,514	28,199	2,315
General and administrative	6,745	7,955	(1,210)
Total operating expenses	37,259	36,154	1,105
Loss from operations	(34,816)	(28,963)	(5,853)
Interest income	1,678	71	1,607
Interest expense	(844)	(24)	(820)
Net loss	$(33,982)	$(28,916)	$(5,066)

Collaboration and License and Grant Revenues

Collaboration and license revenues from our collaboration arrangements and grant revenues were $2.4 million and $7.2 million for the three months ended March 31, 2023 and 2022, respectively. During the three months ended March 31, 2023, we recorded $0.1 million in collaboration revenue related to the Gilead Collaboration Agreement, $0.4 million in collaboration revenue related to the 2seventy Agreement, $1.5 million in grant revenue from the CEPI Funding Agreement, and $0.4 million in grant revenue from the Gates Foundation. During the three months ended March 31, 2022, we recognized $4.0 million in collaboration revenue related to the 2seventy Agreement, $0.7 million in collaboration revenue related to the Gilead Collaboration Agreement, $2.2 million in grant revenue from the CEPI Funding Agreement, and $0.2 million in grant revenue from the Gates Foundation. The amount of collaboration revenue recognized related to the 2seventy Agreement during the three months ended March 31, 2022 included a cumulative catch-up adjustment increasing collaboration revenue by $3.5 million due to revisions to estimated costs to complete the remaining performance obligation. See Note 9 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $30.5 million and $28.2 million for the three months ended March 31, 2023 and 2022, respectively. The increase of $2.3 million was primarily due to increases of $1.5 million in personnel-related expenses, $0.3 million in outside services, $0.7 million in facilities related costs, and $0.8 million in laboratory supplies, offset by a decrease of $1.0 million in milestone and license payments.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended March 31, 2023 compared to $8.0 million for the three months ended March 21, 2022. The decrease of $1.3 million was primarily attributable to decreases of $1.1 million in outside services and $0.2 million in facilities related costs.

Interest Income

Interest income was $1.7 million for the three months ended March 31, 2023, and negligible for the three months ended March 31, 2022. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $1.6 million was primarily due to higher interest rates in 2023 as compared to 2022.

Interest Expense

Interest expense was $0.8 million for the three months ended March 31, 2023, and negligible for the three months ended March 31, 2022. Interest expense is primarily comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement. The increase of $0.8 million from 2022 to 2023 was due to the Company entering into the Loan Agreement in July 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our "at-the-market" offering programs, private placements of our common stock and pre-funded warrants, and our collaborations, including with the receipt of proceeds under the 2seventy Agreement and the Gilead Collaboration Agreement, and non-dilutive grants from various nonprofit organizations. As of March 31, 2023, we had cash, cash equivalents, and marketable securities of $145.8 million and an accumulated deficit of $555.1 million, compared to cash, cash equivalents, and marketable securities of $175.9 million and an accumulated deficit of $521.1 million as of December 31, 2022. We expect that our cash, cash equivalents, and marketable securities as of March 31, 2023 will enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this report.

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

In March 2022, we filed the 2022 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $100.0 million worth of shares of our common stock under the 2022 ATM Offering Program. Through March 31, 2023, we have received aggregate proceeds from our 2022 ATM Offering Program of $21.5 million, net of commissions and offering costs, pursuant to the issuance of 7,642,801 shares. As of March 31, 2023, we have $77.8 million available under the 2022 ATM Offering Program.

In April 2022, we received the second tranche payment of $2.7 million under the CEPI Funding Agreement.

In July 2022, we entered into a Loan Agreement with Hercules and SVB, which provides us with a 60-month term loan facility for the Company up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, we drew $20.0 million from the first tranche, and we drew the additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available if and when we meet certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, which provides the Company the ability to draw up to $10 million through December 15, 2023. As of March 31, 2023, the Company has not drawn the additional $10 million. The term loan is secured by substantially all of our assets, other than intellectual property. There are no warrants associated with the Loan Agreement. See Note 8 to our condensed consolidated financial statements for additional information.

In March 2023, Gritstone, Hercules and SVB amended the Loan Agreement to change the minimum liquidity requirements. Under the amended Loan Agreement, beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as the Company’s market capitalization is no greater than $400.0 million, the Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones.

In October 2022, we completed the Third PIPE Financing, pursuant to which we sold an aggregate of 6,637,165 shares of common stock at a per share purchase price of $2.26 and pre-funded warrants to purchase 13,274,923 shares of common stock at a price of $2.26 per share (of which $2.2599 per share was prepaid by each purchaser). The aggregate gross cash proceeds to us for the securities sold in the Third PIPE Financing was $45.0 million, and related costs were $2.6 million.

Future Funding Requirements

We do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer and infectious disease immunotherapy candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration or grant agreements with third parties. We do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our CORAL, GRANITE and SLATE programs, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization of immunotherapy product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through private and public equity offerings, including our “at-the-market” offering programs, debt financings, and potential future collaboration, license and development agreements. Additional capital may not be available on reasonable terms, if at all. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights, and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $555.1 million as of March 31, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Quarterly Report. We have based our projections of operating capital requirements on assumptions that may prove to be incorrect, and we may use all our available capital resources sooner than we expect. Because of the numerous risks and uncertainties associated with research, development and commercialization of product candidates, we are unable to estimate the exact amount of our operating capital requirements. Our future capital requirements depend on many factors, including:

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
•
our ability to maintain existing, and establish new, strategic collaborations, licensing or other arrangements, and the financial terms of any such agreements, including the timing and amount of any future milestone, royalty or other payments due under any such agreement;
•
any product liability or other lawsuits related to our products;
•
the costs to attract, hire and retain skilled personnel;
•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio; and
•
the timing, receipt and amount of sales of future approved products, if any.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2023	2022
Cash used in operating activities	$(40,090)	$(33,451)
Cash provided by investing activities	21,173	7,634
Cash provided by (used in) financing activities	8,647	(917)
Net decrease in cash and cash equivalents	$(10,270)	$(26,734)

Cash Used in Operating Activities

During the three months ended March 31, 2023, cash used in operating activities was $40.1 million, which consisted of net loss of $34.0 million, adjusted by non-cash charges of $6.2 million and net changes in our operating assets and liabilities of $12.3 million. The non-cash charges consisted primarily of depreciation and amortization expense of $0.8 million, amortization of debt discount and issuance costs of $0.3 million, stock-based compensation of $2.9 million and non-cash operating lease expense of $2.2 million. The change in our operating assets and liabilities was primarily due to decreases of $3.5 million in accrued compensation, $0.7 million in accrued and other non-current liabilities, $2.1 million in lease liability, $2.3 million in deferred revenue, and an increase of $4.2 million in deposits and other long-term assets, offset by $0.1 million decrease in prepaid expenses and other current assets, $0.3 million increase in accounts payable and $0.1 million increase in accrued research and development expenses.

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

Cash Provided by Investing Activities

During the three months ended March 31, 2023, cash provided by investing activities was $21.2 million, which consisted of $38.6 million in proceeds from the maturity of marketable securities, offset by $15.9 million in purchases of marketable securities and $1.5 million of capital expenditures to purchase property and equipment.

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

Cash Provided by (Used in) Financing Activities

During the three months ended March 31, 2023, cash provided by financing activities was $8.6 million, which primarily consisted of $9.9 million in proceeds from long-term debt, net of debt discount and issuance costs, and $1.9 million in proceeds from the issuance of common stock under the 2022 ATM Offering program, offset by $2.5 million in financing and offering costs and $0.7 million in taxes paid related to net share settlement of restricted stock units.

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

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $102.8 million, of which $6.5 million of the payments are due in 2023. See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the three months ended March 31, 2023 and 2022, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 9 to our condensed consolidated financial statements for additional information.

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

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2022 with the SEC on March 9, 2023. For a description of our critical accounting policies, please refer to that Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies” in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2023, our management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2023, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended

March 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below, or in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 9, 2023 could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic, inflation, the high interest rate environment, and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023, except as set forth below.

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

In addition, we maintain the majority of our cash and cash equivalents in accounts with major U.S. and multi-national financial institutions, and our deposits at certain of these institutions exceed insured limits. Market conditions can impact the viability of these institutions. In the event of failure of any of the financial institutions where we maintain our cash and cash equivalents, there can be no assurance that we would be able to access uninsured funds in a timely manner or at all. Any inability to access or delay in accessing these funds could adversely affect our business and financial position.

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

10.1#**

Loan and Security Agreement, dated as of July 19, 2022, by and among Gritstone bio, Inc., as borrower, Hercules Capital, Inc., Silicon Valley Bank, and the several banks and other financial institutions or entities from time to time parties to this agreement, each as a Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.

					X

10.2

First Amendment to Loan and Security Agreement, dated as of March 31, 2023, by and among Gritstone bio, Inc., as borrower, Silicon Valley Bank, a division of First-Citizens Bank & Trust Company (successor by purchase to the Federal Deposit Insurance Corporation as Receiver for Silicon Valley Bank, N.A. (as successor to Silicon Valley Bank)), Hercules Capital, Inc., Hercules Capital Funding Trust 2022-1, each as a Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the several banks and other financial institutions or entities from time to time party to the Loan and Security Agreement.

		8-K	04/06/2023	10.1

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

					X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2023 has been formatted in Inline XBRL.	X

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

** Refiled to correct the filing of the Loan and Security Agreement between the Company, Hercules Capital, Inc. and Silicon Valley Bank and certain other parties thereto, previously filed as Exhibit 10.1 to the Company’s Quarterly Report on Form 10-Q filed on November 3, 2022, which included an incorrect version of Schedule 1.1(a).

# Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted portions will be furnished to the SEC upon request.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Gritstone bio, Inc.

Date:	May 11, 2023	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vassiliki Economides
Vassiliki Economides
Chief Financial Officer (Principal Financial Officer)