Form 10-Q
period 2023-06-30
Gritstone bio, Inc.
filed 2023-08-09
CIK 1656634

wa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2023

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

As of August 7, 2023, there were 93,075,427 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	June 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$41,414	$55,498
Marketable securities	73,119	116,389
Restricted cash	2,437	3,977
Prepaid expenses and other current assets	5,406	7,014
Total current assets	122,376	182,878
Long-term restricted cash	5,290	5,290
Property and equipment, net	20,443	21,335
Lease right-of-use assets	71,985	17,481
Deposits and other long-term assets	2,529	9,739
Long-term marketable securities	—	4,031
Total assets	$222,623	$240,754
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,925	$8,694
Accrued compensation	6,036	8,215
Accrued liabilities	1,452	4,124
Accrued research and development expenses	2,042	3,343
Lease liabilities, current portion	4,838	5,294
Deferred revenue, current portion	2,818	5,131
Total current liabilities	22,111	34,801
Other liabilities, noncurrent	398	150
Lease liabilities, net of current portion	60,824	15,673
Debt, noncurrent	29,723	19,349
Total liabilities	113,056	69,973
Commitments and contingencies (Notes 6, 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2023 and December 31, 2022; 91,224,210 and 86,894,901 shares issued and outstanding at June 30, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	699,979	691,910
Accumulated other comprehensive loss	(125)	(80)
Accumulated deficit	(590,309)	(521,071)
Total stockholders’ equity	109,567	170,781
Total liabilities and stockholders’ equity	$222,623	$240,754

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Revenues:
Collaboration and license revenues	$400	$2,761	$941	$7,506
Grant revenues	1,555	2,710	3,456	5,156
Total revenues	1,955	5,471	4,397	12,662
Operating expenses:
Research and development	30,967	27,347	61,481	55,546
General and administrative	6,716	7,792	13,461	15,747
Total operating expenses	37,683	35,139	74,942	71,293
Loss from operations	(35,728)	(29,668)	(70,545)	(58,631)
Interest income	1,479	153	3,157	200
Interest expense	(985)	—	(1,828)	—
Other expense	(22)	—	(22)	—
Net loss	(35,256)	(29,515)	(69,238)	(58,431)
Other comprehensive loss:
Unrealized loss on marketable securities	(73)	(19)	(45)	(337)
Comprehensive loss	$(35,329)	$(29,534)	$(69,283)	$(58,768)
Net loss per share, basic and diluted	$(0.31)	$(0.34)	$(0.60)	$(0.68)
Weighted-average number of shares used in computing net loss per share, basic and diluted	114,929,523	86,448,632	114,676,261	86,363,116

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended June 30, 2023:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2023	87,848,417	$22	$695,961	$(52)	$(555,053)	$140,878
Issuance of common stock upon exercise of stock options	6,000	—	5	—	—	5
Issuance of common stock under the ATM equity offering program, net of issuance costs of $21	246,199	—	623	—	—	623
Issuance of common stock for warrant exercises	2,849,405	—	—	—	—	—
Issuance of common stock under the ESPP	274,189	—	450	—	—	450
Stock-based compensation	—	—	2,940	—	—	2,940
Unrealized loss on marketable securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(35,256)	(35,256)
Balance at June 30, 2023	91,224,210	$22	$699,979	$(125)	$(590,309)	$109,567

Three Months Ended June 30, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2022	72,779,508	$20	$619,862	$(391)	$(430,300)	$189,191
Issuance of common stock upon exercise of stock options	33,325	—	36	—	—	36
Issuance of common stock under the ESPP	193,256	—	331	—	—	331
Stock-based compensation	—	—	3,354	—	—	3,354
Unrealized loss on marketable securities	—	—	—	(19)	—	(19)
Net loss	—	—	—	—	(29,515)	(29,515)
Balance at June 30, 2022	73,006,089	$20	$623,583	$(410)	$(459,815)	$163,378

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Six Months Ended June 30, 2023:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	86,894,901	$22	$691,910	$(80)	$(521,071)	$170,781
Issuance of common stock under the ATM equity offering program, net of issuance costs of $79	854,052	—	2,525	—	—	2,525
Issuance of common stock upon restricted stock units vesting	345,663	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(742)	—	—	(742)
Issuance of common stock upon exercise of stock options	6,000	—	5	—	—	5
Issuance of common stock for warrant exercises	2,849,405	—	—	—	—	—
Issuance of common stock under the ESPP	274,189	—	450	—	—	450
Stock-based compensation	—	—	5,831	—	—	5,831
Unrealized loss on marketable securities	—	—	—	(45)	—	(45)
Net loss	—	—	—	—	(69,238)	(69,238)
Balance at June 30, 2023	91,224,210	$22	$699,979	$(125)	$(590,309)	$109,567

Six Months Ended June 30, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086
Issuance of common stock for warrant exercises	3,442,567	—	34	—	—	34
Issuance of common stock upon restricted stock units vesting	215,350	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(890)	—	—	(890)
Issuance of common stock upon exercise of stock options	107,038	—	100	—	—	100
Issuance of common stock under the ESPP	193,256	—	331	—	—	331
Stock-based compensation	—	—	6,485	—	—	6,485
Unrealized loss on marketable securities	—	—	—	(337)	—	(337)
Net loss	—	—	—	—	(58,431)	(58,431)
Balance at June 30, 2022	73,006,089	$20	$623,583	$(410)	$(459,815)	$163,378

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2023	2022
Operating activities
Net loss	$(69,238)	$(58,431)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,706	3,093
Net amortization of premiums and discounts on marketable securities	(1,797)	309
Amortization of debt discount and issuance costs	637	—
Stock-based compensation	5,831	6,485
Non-cash operating lease expense	6,762	4,655
Loss on disposition of property and equipment	21	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,608	(119)
Deposits and other long-term assets	3,014	(738)
Accounts payable	(1,295)	(1,437)
Accrued compensation	(2,179)	(1,594)
Accrued and other non-current liabilities	(2,253)	363
Accrued research and development expenses	(1,301)	680
Lease liability	(12,256)	(4,193)
Deferred revenue	(2,313)	(8,861)
Net cash used in operating activities	(71,053)	(59,788)
Investing activities
Purchase of marketable securities	(17,814)	(28,341)
Maturities of marketable securities	66,867	61,719
Purchase of property and equipment	(3,288)	(3,265)
Net cash provided by investing activities	45,765	30,113
Financing activities
Proceeds from issuance of common stock upon exercise of stock options, warrants, and other	5	134
Proceeds from issuance of common stock from the ATM equity offering program	2,604	—
Proceeds from long-term debt, net of debt discount and issuance costs	9,962	—
Proceeds from issuance of common stock under the ESPP	450	331
Payments of financing costs	(2,496)	(69)
Payments of financing lease	(119)	(113)
Tax payments related to shares withheld for vested restricted stock units	(742)	(890)
Net cash provided by (used in) financing activities	9,664	(607)
Net decrease in cash, cash equivalents and restricted cash	(15,624)	(30,282)
Cash, cash equivalents and restricted cash at beginning of period	64,765	110,577
Cash, cash equivalents and restricted cash at end of period	$49,141	$80,295
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$692	$1,662
Financing costs included in accrued liabilities and accounts payable	$16	$—
Remeasurement of operating lease right-of-use asset for lease modification	$—	$1,406
Cash paid for interest on debt	$1,073	$—
Assets acquired under leasing obligations	$59,320	$—

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

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings and under its “at the market” offering programs, the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. The Company had net losses of $35.3 million and $69.2 million for the three and six months ended June 30, 2023, respectively, and $29.5 million and 58.4 million for the three and six months ended June 30, 2022, respectively. Cash used by operating activities was $71.1 million and $59.8 million during the six months ended June 30, 2023 and 2022, respectively. The Company had an accumulated deficit of $590.3 million and $521.1 million as of June 30, 2023 and December 31, 2022, respectively. As of June 30, 2023, the Company had cash, cash equivalents and marketable securities of $114.5 million. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the financial statements are issued. To fund the Company's planned operations, the Company will need to raise additional capital. The Company intends to raise additional capital through private and public equity offerings, including our “at-the-market” offering programs, debt financings, and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of June 30, 2023, the Company has no off-balance sheet concentrations of credit risk.

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

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2023	2022
Cash and cash equivalents	$41,414	$55,498
Restricted cash	2,437	3,977
Long-term restricted cash	5,290	5,290
Total cash, cash equivalents and restricted cash	$49,141	$64,765

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU Asset is impaired.

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

Income Taxes

The Company did not record income tax expense for the three and six months ended June 30, 2023 and 2022, respectively, as the Company expected to be in a cumulative taxable loss position in 2023 and 2022, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. As of June 30, 2023, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the Internal Revenue Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. This provision did not have a material impact to the Company's condensed consolidated financial statements.

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	June 30, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$31,922	$—	$—	$31,922
Total cash equivalents	31,922	—	—	31,922
Short-term marketable securities:
Certificates of deposit	948	—	—	948
Commercial paper	13,494	1	(24)	13,471
Corporate debt securities	13,233	—	(27)	13,206
U.S. government treasuries	17,923	—	(32)	17,891
U.S. government debt securities	27,157	1	(43)	27,115
Asset backed securities	489	—	(1)	488
Total short-term marketable securities	73,244	2	(127)	73,119
Total	$105,166	$2	$(127)	$105,041

	December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$38,191	$—	$—	$38,191
Total cash equivalents	38,191	—	—	38,191
Short-term marketable securities:
Certificates of deposit	948	1	—	949
Commercial paper	33,318	23	(13)	33,328
Corporate debt securities	21,887	6	(40)	21,853
U.S. government treasuries	35,608	3	(71)	35,540
U.S. government debt securities	24,703	22	(6)	24,719
Total short-term marketable securities	116,464	55	(130)	116,389
Long-term marketable securities:
Corporate debt securities	933	—	(1)	932
U.S. government treasuries	3,103	—	(4)	3,099
Total long-term marketable securities	4,036	—	(5)	4,031
Total	$158,691	$55	$(135)	$158,611

All marketable securities held as of June 30, 2023 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of June 30, 2023, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three and six months ended June 30, 2023 and 2022 and no allowance for credit loss was recorded at June 30, 2023 and December 31, 2022. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2023
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$31,922	$31,922	$—	$—
Total cash equivalents	31,922	31,922	—	—
Short-term marketable securities:
Certificates of deposit	948	—	948	—
Commercial paper	13,471	—	13,471	—
Corporate debt securities	13,206	—	13,206	—
U.S. government treasuries	17,891	17,891	—	—
U.S. government debt securities	27,115	—	27,115	—
Asset backed securities	488	—	488	—
Total short-term marketable securities	73,119	17,891	55,228	—
Total	$105,041	$49,813	$55,228	$—

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,191	$38,191	$—	$—
Total cash equivalents	38,191	38,191	—	—
Short-term marketable securities:
Certificates of deposit	949	—	949	—
Commercial paper	33,328	—	33,328	—
Corporate debt securities	21,853	—	21,853	—
U.S. government treasuries	35,540	35,540	—	—
U.S. government debt securities	24,719	—	24,719	—
Total short-term marketable securities	116,389	35,540	80,849	—
Long-term marketable securities:
Corporate debt securities	932	—	932	—
U.S. government treasuries	3,099	3,099	—	—
Total long-term marketable securities	4,031	3,099	932	—
Total	$158,611	$76,830	$81,781	$—

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

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30,	December 31,
	2023	2022
Computer equipment and software	$1,716	$1,155
Furniture and fixtures	3,006	2,285
Laboratory equipment	28,011	27,309
Leasehold improvements	18,634	18,024
	51,367	48,773
Less accumulated depreciation and amortization	(32,096)	(28,782)
Construction-in-progress	1,172	1,344
Total property and equipment, net	$20,443	$21,335

Depreciation and amortization expense was $1.9 million and $3.7 million for the three and six months ended June 30, 2023, respectively, and $1.5 million and $3.1 million for the three and six months ended June 30, 2022, respectively.

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of June 30, 2023. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $7.7 million ROU Asset and a $12.2 million lease liability on the condensed consolidated balance sheet as of June 30, 2023. The Company recorded a $8.1 million ROU Asset and a $12.8 million lease liability on the consolidated balance sheet as of December 31, 2022.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. In October 2022, the letter of credit was reduced to a balance of $0.6 million. As of June 30, 2023, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022.

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

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. As of June 30, 2023, of the $0.5 million security deposits, $0.2 million was recorded in prepaids and other assets and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet. As of December 31, 2022, of the $0.7 million security deposits, $0.4 million was recorded in prepaids and other assets and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet.

Boston Lease

The Company plans to occupy a newly built facility in Boston, Massachusetts, with office and laboratory space, in the second half of 2023 pursuant to a 120-month operating lease (the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements owned by the landlord. The Company has incurred tenant improvement costs relating to the initial design and construction of the improvements before the commencement date which is accounted for as lease prepayments. The Company’s obligation to pay rent is expected to commence in the second half of 2023, subject to free rent periods of three and six months with respect to certain premises. The Company was provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease expires in 2033. The Boston Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In connection with the Boston Lease and as a security deposit thereunder, the Company has provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of June 30, 2023, none of the irrevocable letter of credit amount had been drawn.

The Boston Lease commenced in April 2023, when the Company was provided early access to the premises and gained control over the use of the underlying assets. Upon commencement, the Company recognized an ROU asset of $59.3 million and a lease liability of $50.9 million on the condensed consolidated balance sheet. Upon commencement, the ROU asset includes $8.4 million of lease prepayments made before the commencement date, which is primarily related to the lessor owned tenant improvement cost.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in our condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$4,439	$2,268	$6,603	$4,521
Total lease cost	$4,439	$2,268	$6,603	$4,521

Supplemental information related to leases was as follows:

	Six Months Ended June 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$12,256	$4,193
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$59,320	$781
Weighted-average remaining lease term (years):
Operating leases	8.6	5.1
Weighted-average discount rate:
Operating leases	9.9%	7.4%

As of June 30, 2023, minimum annual rental payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2023 (remaining six months)	$4,625
2024	12,637
2025	10,695
2026	10,413
2027	10,504
Thereafter	51,024
Total minimum payments	99,898
Less: Amounts representing interest expense	(34,236)
Present value of future minimum lease payments	65,662
Less: Current portion of lease liability	(4,838)
Noncurrent portion of lease liability	$60,824

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

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Prepaid research and development-related expenses	$3,694	$4,241
Collaboration receivable	56	135
Prepaid insurance	391	1,158
Interest and other receivables	343	529
Facilities-related deposits	204	384
Other	718	567
Total prepaid expenses and other current assets	$5,406	$7,014

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2023	2022
Lease security deposits	$934	$934
Prepaid research and development-related expenses	450	643
Prepaid rent	1,145	8,162
Total deposits and other long-term assets	$2,529	$9,739

8. Debt

In July 2022, the Company entered into a loan and security agreement (the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides the Company a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, the Company drew $20.0 million from the first tranche and in March 2023, the Company drew an additional $10.0 million. The remaining tranches provide up to $50.0 million borrowing capacity and become available upon the Company meeting certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, which provides the Company the ability to draw up to $10 million through December 15, 2023. As of June 30, 2023, the additional $10 million remains available to be drawn by the Company. The term loan is secured by substantially all of the Company’s assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

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

The Company’s obligations under the Loan Agreement, as amended, are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect on the Company, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of the Company and its subsidiaries, taken as a whole. As of June 30, 2023, the Company is in compliance with all covenants in the Loan Agreement, as amended.

As of June 30, 2023, there were debt discounts, unamortized issuance costs and unaccreted value of the final fee of $2.0 million which were recorded as a direct deduction from the term loan on the condensed consolidated balance sheet. Interest expense related to the Loan Agreement was $1.0 and $1.8 million, respectively, for the three and six months ended June 30, 2023. The effective interest rate on the term loan, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13%. The components of the long-term debt balance are as follows:

June 30,
2023
Principal loan balance	$30,000
Final fee	1,725
Unamortized debt discount, issuance costs, and unaccreted value of final fee	(2,002)
Long term debt, net	$29,723

As of June 30, 2023, the estimated future principal payments due (excluding the final payment fee) were as follows:

2023 (remaining six months)	$—
2024	—
2025	6,616
2026	14,108
2027	9,276
Total principal payments	$30,000

9. Collaboration and License Agreements and Grant Revenue

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”) to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with bluebirds restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of June 30, 2023, and no royalties were due from the sale of licensed products.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of June 30, 2023. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early-stage targets and 2seventy’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the License and Know-How granted to 2seventy. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three and six months ended June 30, 2023, the Company recognized $0.3 million and $0.7 million, respectively, and during the three and six months ended June 30, 2022, the Company recognized $2.3 million and $6.3 million, respectively, in collaboration revenue under the 2seventy Agreement. The amount of collaboration revenue recognized during the three and six months ended June 30, 2022 included cumulative catch-up adjustments increasing contribution revenue by $2.0 million and $5.5 million, respectively, due to revisions to estimated costs to complete the remaining performance obligation. The adjustments resulted in a decrease in the Company’s loss from operations of $2.0 million and a decrease in loss per share of $0.02 for the three months ended June 30, 2022, and a decrease in the Company's loss from operations of $5.5 million and a decrease in loss per share of $0.06 for the six months ended June 30, 2022. Deferred revenue of $0.3 million and $1.0 million was recorded on the condensed consolidated balance sheets in current liabilities as of June 30, 2023 and December 31, 2022, respectively. Deferred revenue relates to the performance obligations identified under the 2seventy Agreement and will be recognized over the period the performance obligations are expected to be satisfied, which is currently estimated to be through September 2023.

Changes in the deferred revenue balance during the six months ended June 30, 2023 for the 2seventy Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$1,047
Additions	—
Deductions	(747)
Balance at June 30, 2023	$300

There were no receivables or net contract assets recorded as of June 30, 2023 and December 31, 2022 associated with the 2seventy Agreement.

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

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of June 30, 2023 and no royalties were due from the sale of licensed products.

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of June 30, 2023 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and six months ended June 30, 2023, the Company did not record any license revenue and recorded $0.1 million and $0.2 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. For the three and six months ended June 30, 2022, the Company did not record any license revenue and recorded $0.5 million and $1.2 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. There was no contract asset recorded on the condensed consolidated balance sheets as of June 30, 2023 or December 31, 2022. There was $0.1 million recorded as deferred revenue as of June 30, 2023 and December 31, 2022 associated with the Gilead Collaboration Agreement.

Changes in the deferred revenue balance during the six months ended June 30, 2023 for the Gilead Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$107
Additions	—
Deductions	(26)
Balance at June 30, 2023	$81

There was $0.1 million of receivables recorded on the condensed consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of June 30, 2023 and December 31, 2022, associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. There were no deferred contract acquisition costs amortized during the three and six months ended June 30, 2023 as they were fully amortized during the year ended December 31, 2022. Deferred contract acquisition costs amortized during the three and six months ended June 30, 2022 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the three and six months ended June 30, 2023 and 2022, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the FDA, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of June 30, 2023, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and low single digit royalties on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of June 30, 2023 and no royalties were due from the sales of licensed products.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $141.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. None of the other milestone events had occurred as of June 30, 2023.

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

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021, the second tranche of funding of $2.7 million was received in April 2022 and the third tranche of funding of $1.2 million was received in June 2023.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. The Company recognized grant revenue of $1.1 million and $2.6 million, respectively, during the three and six months ended June 30, 2023, and $2.4 million and $4.7 million, respectively, during the three and six months ended June 30, 2022 under the CEPI Funding Agreement. As of June 30, 2023 and December 31, 2022, short-term deferred revenue of $1.7 million and $3.0 million, respectively, was recorded on the condensed consolidated balance sheets. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the end of the year 2023. As of June 30, 2023 and December 31, 2022, $1.7 million and $3.0 million, respectively, was recorded as short-term restricted cash on the condensed consolidated balance sheet.

Changes in the deferred revenue balance during the six months ended June 30, 2023 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$2,952
Additions	1,215
Deductions	(2,509)
Balance at June 30, 2023	$1,658

Gates Foundation

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation ("Gates Grant Agreement"), under which the Company will develop an optimal immunogen in the context of a therapeutic human papillomavirus ("HPV") vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and additional $0.7 million was received in April 2023.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. The Company did not recognize any grant revenue under the Gates Grant Agreement in 2021. The Company recognized grant revenue of $0.5 million and $0.9 million, respectively, during the three and six months ended June 30, 2023, and $0.3 million and $0.5 million, respectively, during the three and six months ended June 30, 2022 under the Gates Grant Agreement. As of June 30, 2023 and December 31, 2022, short-term deferred revenue of $0.8 million and $1.0 million, respectively, was recorded on the condensed consolidated balance sheets. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the year ended 2023.

Changes in the deferred revenue balance during the six months ended June 30, 2023 for the Gates Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$1,025
Additions	700
Deductions	(946)
Balance at June 30, 2023	$779

10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of June 30, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

As of June 30, 2023 and December 31, 2022, there were 91,224,210 and 86,894,901 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In connection with the 2022 ATM Offering Program, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen, pursuant to which Cowen will act as the Company’s sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering Program up to $50,000

. As of December 31, 2022, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $19.6 million, net of commissions and offering costs, pursuant to the issuance of 7,034,948 shares of its common stock. As of June 30, 2023, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $22.1 million, net of commissions and offering costs, pursuant to the issuance of 7,889,000 shares of its common stock.

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

Common Stock Warrants

As of June 30, 2023, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	10,713,733
October 24, 2022	None	$0.0001	13,274,923
			23,988,656

There were 2,859,971 warrants exercised during the three and six months ended June 30, 2023 resulting in the Company issuing 2,849,405 shares of common stock due to net exercise of some of the warrants. During the six months ended June 30, 2022, 3,442,567 warrants were exercised resulting in the Company issuing 3,442,567 shares of common stock.

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

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	4,814,394	6,951,620	$7.92	8.08	$1,089
Authorized	4,775,796	—	$—
Granted	(4,046,553)	531,766	$2.31
Exercised	—	(6,000)	$0.76
Canceled	410,882	(137,273)	$6.30
Balance at June 30, 2023	5,954,519	7,340,113	$7.55	7.74	$188
Vested and exercisable at June 30, 2023		3,963,515	$8.74	6.98	$174
Vested and expected to vest at June 30, 2023		6,924,135	$7.66	7.68	$186

For the six months ended June 30, 2023 and 2022, the total intrinsic value of stock option awards exercised was immaterial and $0.3 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of June 30, 2023, $11.8 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 2.0 years. The total fair value of shares vested during the six months ended June 30, 2023 was $4.2 million.

Stock-based compensation expense and awards granted to non-employees were $0.3 million and immaterial, respectively, for the six months ended June 30, 2023 and 2022.

Restricted Stock Units

We have granted restricted stock unit awards under the 2018 Equity Plan. Our restricted stock unit awards have a term of up to 10 years and generally vest over a 6 month, 1 or 2-year period. The following table summarizes our restricted stock unit activity during the six months ended June 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2022	561,526	$5.38
Issued	3,514,787	$3.29
Vested	(561,526)	$5.38
Canceled/Forfeited	(57,746)	$3.29
Outstanding, unvested at June 30, 2023	3,457,041	$3.29

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and the Company's 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Research and development expenses	$1,631	$1,723	$3,244	$3,468
General and administrative expenses	1,309	1,631	2,587	3,017
Total	$2,940	$3,354	$5,831	$6,485

12. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(35,256)	$(29,515)	$(69,238)	$(58,431)
Denominator:
Weighted-average common shares outstanding, basic and diluted	114,929,523	86,448,632	114,676,261	86,363,116
Net loss per share, basic and diluted	$(0.31)	$(0.34)	$(0.60)	$(0.68)

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

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2023	2022
Options issued and outstanding and ESPP shares issuable and outstanding	7,596,222	7,200,540
Restricted stock subject to future vesting	3,457,041	627,863
Total	11,053,263	7,828,403

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this report, and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2022. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, our clinical and regulatory development plans for our product candidates; our expectations regarding the data to be derived in our ongoing and planned clinical trials; the timing of commencement of our future nonclinical studies, clinical trials and research and development programs; our ability to discover, develop and advance product candidates into, and successfully complete, clinical trials; our plans and strategy regarding maintaining existing and entering into new collaborations and/or partnerships; the timing or likelihood of regulatory filings and approvals for our product candidates; our expectations regarding the impact of the COVID-19 pandemic or the end of the COVID-19 pandemic on our operations; and the sufficiency of our capital resources. These forward-looking statements are identified by their use of terms and phrases, such as “believe,” “could,” “aim,” “expect,” “intend,” “may,” “plan,” “will,” and other similar terms and phrases, including references to assumptions. Such forward-looking statements involve substantial risks and uncertainties that could cause the outcome of Gritstone’s programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements, including that interim results obtained may differ from those at completion of the studies and clinical trials. Such risks and uncertainties include, among others, the uncertainties inherent in the drug development process, including our programs’ clinical development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, our ability to successfully establish, protect and defend its intellectual property and other matters that could affect the sufficiency of existing cash to fund our operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2022. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

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

The table below summarizes key information about our clinical trials.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	2/3	Enrollment Completed (Ph2 portion); Treatment Ongoing	MSS-CRC* first line maintenance	—	Gritstone
GRANITE	1/2	Completed	Early stage & advanced solid tumors	—	Gritstone
SLATE	1/2	Active, not recruiting	KRAS Advanced Solid Tumors	—	Gritstone
HIV	1	Ongoing	HIV treatment/cure	Gilead Sciences	Gilead**
CORAL	1	Active, not recruiting	SARS-CoV-2 in South Africa	CEPI	Gritstone
CORAL	1	Completed	SARS-CoV-2 booster	—	Gritstone
CORAL	1	Active, not recruiting	SARS-CoV-2 naïve & booster	NIAID, IDCRC	Gritstone

* MSS-CRC = microsatellite stable colorectal cancer

** Gilead is responsible for conducting a Phase 1 study

Beyond GRANITE, SLATE, CORAL and the HIV collaboration with Gilead, we continue to apply our broad set of capabilities in oncology and infectious diseases through promising preclinical work and partnerships.

COVID-19 Impact on our Business

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

In response to the COVID-19 pandemic, we have implemented heightened health and safety measures designed to comply with applicable federal, state and local guidelines, and transitioned to a flexible work environment, where employees who can work from home effectively are allowed to do so. We have implemented virtual meeting and messaging technology and encourage employees to follow local health authority guidance. As the pandemic and its impacts continue to evolve, we may need to undertake additional actions that could impact our operations if required by applicable laws or regulations or if we determine such actions to be in the best interests of our employees. Yet, we note that on May 11, 2023, the COVID-19 Public Health Emergency declared by the U.S. Department of Health and Human Services, declared under Section 319 of the Public Health Service Act, expired. Previously, on May 4, 2023, the World Health Organization Director-General determined that COVD-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern. At this time, it is not clear what, if any, impact these developments may have on our business, financial condition, results of operations or prospects.

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

GRANITE – Individualized Vaccine Program for Solid Tumors

Our first oncology program, GRANITE, consists of individualized neoantigen-based immunotherapy candidates for solid tumors. GRANITE was granted Fast Track designation by the FDA for the treatment of microsatellite stable colorectal cancer (MSS-CRC) in 2018.

Data generated from our Phase 1/2 study evaluating GRANITE in combination with checkpoint inhibitors in 3rd line MSS-CRC and other advanced solid tumors demonstrated positive results. Among all cohorts (n=29), the vaccine regimen was shown to be generally well-tolerated with no dose limiting toxicities and demonstrated consistent and potent CD8+ neoantigen-specific T cell induction. Additionally, an association between molecular responses (as measured by a >30% reduction from baseline in circulating tumor DNA, ctDNA) and improved clinical outcomes (including overall survival) was observed in patients with MSS-CRC.

As of August 31, 2022, 55% of patients within the MSS-CRC cohort (n=13) demonstrated a molecular response (6/11 evaluable patients). Among molecular responders (n=6), the median overall survival (mOS) had not yet been reached and was expected to exceed at least 22 months. This compares to mOS of 7.8 months in evaluable MSS-CRC patients who did not exhibit a molecular response in the study, and a mOS of 6-7 months for patients who receive standard of care (Trifluridine/tipiracil combo and Regorafenib monotherapy). Interim results from the Phase 1/2 study of GRANITE were published in Nature Medicine in August 2022.

Upon assessing initial results of the GRANITE Phase 1/2 study, we discussed potential registrational paths with the FDA and subsequently initiated a randomized, controlled Phase 2/3 trial in newly diagnosed metastatic CRC patients that has registrational intent (NCT05141721). The study, which is evaluating GRANITE as a maintenance treatment in patients with first-line MSS-CRC who have completed FOLFOX (or FOLFOXFIRI)-bevacizumab induction therapy, was announced in late 2021. The first patient was enrolled in the ongoing Phase 2 portion of the Phase 2/3 study in January 2022, and enrollment in the Phase 2 portion of the study was completed in August 2023. We expect to share preliminary efficacy data from the Phase 2 portion of the Phase 2/3 study in the first quarter of 2024.

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

An initial version of SLATE (SLATE v1) was studied in a Phase 1/2 study in patients with metastatic solid tumors (n = 26). SLATE v1 demonstrated induction of CD8+ T cells against multiple KRAS driver mutations and greatest activity was observed in a subset of NSCLC patients with KRASmut G12C mutations. With these initial data, we developed a second SLATE candidate that exclusively includes epitopes from mutated KRAS (SLATE-KRAS) and evaluated it under the same study protocol. In results shared during ESMO 2022, SLATE-KRAS exhibited immunogenic superiority over SLATE v1 in human HLA-transgenic mice and cancer patients and demonstrated similar molecular response and overall survival trends as those seen in the Phase 1/2 study of GRANITE. In 38 patients with advanced solid tumors evaluating both SLATE v1 (n =26) and SLATE-KRAS (n=12), the candidates demonstrated a 39% molecular response rate (MRR, molecular response defined as >30% reduction in ctDNA from baseline) in evaluable patients with MSS-CRC and NSCLC and among the 18 patients with NSCLC, a molecular response was correlated with extended mOS (mOS of 9.6 months in molecular responders versus 4.5 months in non-responders).

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

In February 2023, we announced that we entered into a clinical trial agreement with the National Cancer Institute (NCI) to evaluate an autologous T cell therapy expressing a T cell receptor targeting mutated KRAS in combination with our KRAS-directed vaccine candidate, SLATE-KRAS, in a Phase 1 study led by Steven A. Rosenberg, M.D., Ph.D. Under the terms of the agreement, Gritstone will provide the SLATE-KRAS vaccine as requested by NCI. NCI is responsible for conducting the study.

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

In February 2023, the first data from a preclinical study conducted in collaboration with Gilead were presented at the Conference on Retroviruses and Opportunistic Infections (CROI) 2023. The results showed that simian immunodeficiency virus (SIV), Chimpanzee Adenovirus (ChAd) and self-amplifying mRNA (samRNA) vaccines induced a strong and broad CD8+ T cell immune response, which was significantly enhanced in combination with immune modulators.

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

Components of Our Operating Results

Collaboration and License and Grant Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2023, we recognized $2.0 million and $4.4 million, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement and the grant agreements with CEPI and the Gates Foundation. We recognized $5.5 million and $12.7 million for the three and six months ended June 30, 2022, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, and the grant agreements with CEPI and the Gates Foundation. See Note 9 to our condensed consolidated financial statements for additional information.

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

Pursuant to our Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three and six months ended June 30, 2023 and 2022, we had no research and development expense under the agreement.

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the six months ended June 30, 2022. No research and development expense was recorded for the three and six months ended June 30, 2023.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize samRNA vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $141.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestone payments and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the six months ended June 30, 2021. No research and development expense was recorded for the three and six months ended June 30, 2023 or 2022.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
GRANITE program external expenses	$5,108	$3,446	$10,517	$6,144
SLATE program external expenses	727	676	1,343	1,472
CORAL program external expenses	1,347	3,196	3,480	6,200
Other program external research and development expenses	6,267	5,536	12,019	12,239
Personnel-related expenses (1)	11,161	10,371	23,012	20,958
Other unallocated research and development expenses	6,357	4,122	11,110	8,533
Total research and development expenses	$30,967	$27,347	$61,481	$55,546

(1)
Personnel-related expenses include stock-based compensation expense of $1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2023, and $1.7 million and $3.5 million, respectively, for the three and six months ended June 30, 2022.

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

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,
	2023	2022	Change
Revenues:
Collaboration and license revenues	$400	$2,761	$(2,361)
Grant revenues	1,555	2,710	(1,155)
Total revenues	1,955	5,471	(3,516)
Operating expenses:
Research and development	30,967	27,347	3,620
General and administrative	6,716	7,792	(1,076)
Total operating expenses	37,683	35,139	2,544
Loss from operations	(35,728)	(29,668)	(6,060)
Interest income	1,479	153	1,326
Interest expense	(985)	—	(985)
Other expense	(22)	—	(22)
Net loss	$(35,256)	$(29,515)	$(5,741)

	Six Months Ended June 30,
	2023	2022	Change
Revenue:
Collaboration and license revenues	$941	$7,506	$(6,565)
Grant revenues	3,456	5,156	(1,700)
Total revenue	4,397	12,662	(8,265)
Operating expenses:
Research and development	61,481	55,546	5,935
General and administrative	13,461	15,747	(2,286)
Total operating expenses	74,942	71,293	3,649
Loss from operations	(70,545)	(58,631)	(11,914)
Interest income	3,157	200	2,957
Interest income	(1,828)	—	(1,828)
Other expense	(22)	—	(22)
Net loss	$(69,238)	$(58,431)	$(10,807)

Collaboration and License and Grant Revenues

Collaboration and license revenues from our collaboration arrangements and grant revenues were $2.0 million and $4.4 million for the three and six months ended June 30, 2023, respectively. During the three months ended June 30, 2023, we recorded $0.1 million in collaboration revenue related to the Gilead Collaboration Agreement, $0.3 million in collaboration revenue related to the 2seventy Agreement, $1.1 million in grant revenue from the CEPI Funding Agreement, and $0.5 million in grant revenue from the Gates Foundation. During the six months ended June

30, 2023, we recognized $0.7 million in collaboration revenue related to the 2seventy Agreement, $0.2 million in collaboration revenue related to the Gilead Collaboration Agreement, $2.6 million in grant revenue from the CEPI Funding Agreement, and $0.9 million in grant revenue from the Gates Foundation.

Collaboration and license revenues from our collaboration arrangements and grant revenues were $5.5 million and $12.7 million for the three and six months ended June 30, 2022, respectively. During the three months ended June 30, 2022, we recognized $2.3 million in collaboration revenue related to the 2seventy Agreement, $0.5 million in collaboration revenue related to the Gilead Collaboration Agreement, $2.4 million in grant revenue from the CEPI Funding Agreement, and $0.3 million in grant revenue from the Gates Foundation. During the six months ended June 30, 2022, we recognized $6.3 million in collaboration revenue related to the 2seventy Agreement, $1.2 million in collaboration revenue related to the Gilead Collaboration Agreement, $4.7 million in grant revenue from the CEPI Funding Agreement, and $0.5 million in grant revenue from the Gates Foundation. The amount of collaboration revenue recognized related to the 2seventy Agreement during the three and six months ended June 30, 2022 included cumulative catch-up adjustments increasing contribution revenue by $2.0 million and $5.5 million, respectively, due to revisions to estimated costs to complete the remaining performance obligation.

See Note 9 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $31.0 million and $61.5 million for the three and six months ended June 30, 2023, respectively, and $27.3 million and $55.5 million for the three and six months ended June 30, 2022, respectively.

The increase of $3.6 million for the three months ended June 30, 2023 compared to the three months ended June 30, 2022 was primarily due to increases of $1.0 million in personnel-related expenses, $1.0 million in laboratory supplies, and $2.5 million in facilities related costs, offset by decreases of $0.8 million in outside services, consisting primarily of clinical trial and other chemistry, manufacturing and controls ("CMC") related expenses and $0.1 million in milestone and license payments.

The increase of $5.9 million for the six months ended June 30, 2023 compared to the six months ended June 30, 2022 was primarily due to increases of $2.5 million in personnel-related expenses, $1.8 million in laboratory supplies, $3.2 million in facilities related costs, offset by decreases of $1.1 million in milestone and license payments and $0.5 million in outside services, consisting primarily of clinical trial and other CMC related expenses.

General and Administrative Expenses

General and administrative expenses were $6.7 million for the three months ended June 30, 2023 compared to $7.8 million for the three months ended June 30, 2022. The decrease of $1.1 million was primarily attributable to decreases of $1.3 million in outside services and $0.1 million in personnel-related expenses, offset by an increase of $0.3 million in facilities related costs.

General and administrative expenses were $13.5 million for the six months ended June 30, 2023 compared to $15.7 million for the six months ended June 30, 2022. The decrease of $2.2 million was primarily attributable to decreases of $2.3 million in outside services, offset by increase of $0.1 million in facilities related costs.

Interest Income

Interest income was $1.5 million and $3.2 million, respectively, for the three and six months ended June 30, 2023, and $0.2 million for each of the three and six months ended June 30, 2022. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The increase for both periods was primarily due to higher interest rates in 2023 as compared to 2022.

Interest Expense

Interest expense was $1.0 million and $1.8 million for the three and six months ended June 30, 2023, and nil for each of the three and six months ended June 30, 2022. Interest expense is primarily comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our "at-the-market" offering programs, private placements of our common stock and pre-funded warrants, and our collaborations, including with the receipt of proceeds under the 2seventy Agreement and the Gilead Collaboration Agreement, and non-dilutive grants from various nonprofit organizations. As of June 30, 2023, we had cash, cash equivalents, and marketable securities of $114.5 million and an accumulated deficit of $590.3 million, compared to cash, cash equivalents, and marketable securities of $175.9 million and an accumulated deficit of $521.1 million as of December 31, 2022. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the financial statements are issued. Additionally, we do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer immunotherapy candidates, including conducting ongoing research and development and providing general and administrative support for these operations. We expect to continue to incur net operating losses for at least the next several years as we advance GRANITE, SLATE, and CORAL and any future product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

In March 2022, we filed the 2022 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $100.0 million worth of shares of our common stock under the 2022 ATM Offering Program. Through June 30, 2023, we have received aggregate proceeds from our 2022 ATM Offering Program of $22.1 million, net of commissions and offering costs, pursuant to the issuance of 7,889,000 shares. As of June 30, 2023, we have $77.2 million available under the 2022 ATM Offering Program.

In April 2022, we received the second tranche payment of $2.7 million under the CEPI Funding Agreement.

In July 2022, we entered into a Loan Agreement with Hercules and SVB, which provides us with a 60-month term loan facility for the Company up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, we drew $20.0 million from the first tranche, and we drew the additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available if and when we meet certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, which provides the Company the ability to draw up to $10 million through December 15, 2023. As of June 30, 2023, the Company has not drawn the additional $10 million. The term loan is secured by substantially all of our assets, other than intellectual property. There are no warrants associated with the Loan Agreement. See Note 8 to our condensed consolidated financial statements for additional information.

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

In April 2023, we received $0.7 million under the Gates Grant Agreement.

In June 2023, we received the third tranche payment of $1.2 million under the CEPI Funding Agreement.

Future Funding Requirements

We do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer and infectious disease immunotherapy candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration or grant agreements with third parties. We do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our GRANITE, SLATE, and CORAL programs, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $590.3 million as of June 30, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of our unaudited interim condensed consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited interim condensed consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2023	2022
Cash used in operating activities	$(71,053)	$(59,788)
Cash provided by investing activities	45,765	30,113
Cash provided by (used in) financing activities	9,664	(607)
Net decrease in cash and cash equivalents	$(15,624)	$(30,282)

Cash Used in Operating Activities

During the six months ended June 30, 2023, cash used in operating activities was $71.1 million, which consisted of net loss of $69.2 million, adjusted by non-cash charges of $15.1 million and net changes in our operating assets and liabilities of $17.0 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.7 million, net amortization of premiums and discounts on marketable securities of $1.8 million and amortization of debt discount and issuance costs of $0.6 million, stock-based compensation of $5.8 million and non-cash operating lease expense of $6.8 million. The change in our operating assets and liabilities was primarily due to decreases of $2.2 million in accrued compensation, $2.3 million in accrued and other non-current liabilities, $1.2 million in accrued research and development expense, $12.3 million in lease liability, $2.3 million in deferred revenue, $1.3 million in accounts payable and increases of $3.0 million in deposits and other long-term assets and $1.6 million in prepaid expenses and other current assets.

During the six months ended June 30, 2022, cash used in operating activities was $59.8 million, which consisted of net loss of $58.4 million, adjusted by non-cash charges of $14.5 million and net changes in our operating assets and liabilities of $15.9 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.1 million, stock-based compensation of $6.5 million, non-cash operating lease expense of $4.6 million and net amortization of premiums and discounts on marketable securities of $0.3 million. The change in our operating assets and liabilities was primarily due to decreases of $8.9 million in deferred revenue, $1.6 million in accrued compensation, $4.2 million in lease liability, $1.4 million in accounts payable, $0.1 million in prepaid expenses and other current assets, and $0.7 million in deposits and other long term assets, offset by increases of $0.3 million in accrued and other non-current liabilities and $0.7 million in accrued research and development expenses.

Cash Provided by Investing Activities

During the six months ended June 30, 2023, cash provided by investing activities was $45.8 million, which consisted of $66.9 million in proceeds from the maturity of marketable securities, offset by $17.8 million in purchases of marketable securities and $3.3 million of capital expenditures to purchase property and equipment.

During the six months ended June 30, 2022, cash provided by investing activities was $30.1 million, which consisted of $61.7 million in proceeds from the maturity of marketable securities, offset by $28.3 million in purchases of marketable securities and $3.3 million of capital expenditures to purchase property and equipment.

Cash Provided by (Used in) Financing Activities

During the six months ended June 30, 2023, cash provided by financing activities was $9.7 million, which primarily consisted of $9.9 million in proceeds from long-term debt, net of debt discount and issuance costs, $2.6 million in proceeds from the issuance of common stock under the 2022 ATM Offering program, and $0.5 million in proceeds from the issuance of common stock under the employee stock purchase plan, offset by $2.5 million in financing and offering costs, $0.7 million in taxes paid related to net share settlement of restricted stock units and $0.1 million in payment of financing lease.

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

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $99.9 million, of which $4.6 million of the payments are due in 2023. See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the three and six months ended June 30, 2023 and 2022, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 9 to our condensed consolidated financial statements for additional information.

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

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2022.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2023, our management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2023, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three and six months ended June 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and time and other factors.

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

Our recurring losses from operations and negative cash flows have raised substantial doubt regarding our ability to continue as a going concern. We will require substantial additional funding to finance our operations, and if we are unable to raise capital, we could be forced to delay, reduce the scope of or eliminate certain of our development programs, or explore other strategic options.

Our recurring losses from operations and negative cash flows raise substantial doubt about our ability to continue as a going concern. Our ability to continue as a going concern will require us to obtain additional capital to fund our operations. The perception of our ability to continue as a going concern may make it more difficult for us to obtain financing for the continuation of our operations and could result in the loss of confidence by our investors, vendors, collaborators and employees.

Our ability to continue as a going concern is dependent upon our ability to raise additional capital through outside sources. We plan to raise additional capital through the sale of convertible stock, additional equity, debt financings or strategic alliances with third parties. Such financing and funding may not be available at all, or on terms that are favorable to us. Failure to raise additional capital could have a material adverse effect on our business, results of operations, financial condition and/or our ability to fund our scheduled obligations on a timely basis or at all.

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

					X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2023 has been formatted in Inline XBRL.	X

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

Gritstone bio, Inc.

Date:	August 9, 2023	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vassiliki Economides
Vassiliki Economides
Chief Financial Officer (Principal Financial Officer)