Form 10-Q
period 2023-09-30
Gritstone bio, Inc.
filed 2023-11-08
CIK 1656634

wa

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2023

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

As of November 6, 2023, there were 95,342,055 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	September 30,	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$29,539	$55,498
Marketable securities	54,409	116,389
Restricted cash	1,242	3,977
Prepaid expenses and other current assets	5,630	7,014
Total current assets	90,820	182,878
Long-term restricted cash	5,290	5,290
Property and equipment, net	18,952	21,335
Lease right-of-use assets	70,909	17,481
Deposits and other long-term assets	1,246	9,739
Long-term marketable securities	—	4,031
Total assets	$187,217	$240,754
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,265	$8,694
Accrued compensation	7,772	8,215
Accrued liabilities	1,660	4,124
Accrued research and development expenses	2,382	3,343
Lease liabilities, current portion	6,003	5,294
Deferred revenue, current portion	1,301	5,131
Total current liabilities	23,383	34,801
Other liabilities, noncurrent	554	150
Lease liabilities, net of current portion	59,430	15,673
Debt, noncurrent	29,868	19,349
Total liabilities	113,235	69,973
Commitments and contingencies (Notes 6, 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at September 30, 2023 and December 31, 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at September 30, 2023 and December 31, 2022; 93,075,427 and 86,894,901 shares issued and outstanding at September 30, 2023 and December 31, 2022, respectively	22	22
Additional paid-in capital	702,755	691,910
Accumulated other comprehensive loss	(52)	(80)
Accumulated deficit	(628,743)	(521,071)
Total stockholders’ equity	73,982	170,781
Total liabilities and stockholders’ equity	$187,217	$240,754

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Revenues:
Collaboration and license revenues	$361	$436	$1,302	$7,942
Grant revenues	1,204	2,585	4,659	7,741
Total revenues	1,565	3,021	5,961	15,683
Operating expenses:
Research and development	32,763	26,436	94,244	81,983
General and administrative	7,406	6,462	20,867	22,209
Total operating expenses	40,169	32,898	115,111	104,192
Loss from operations	(38,604)	(29,877)	(109,150)	(88,509)
Interest income	1,167	462	4,324	663
Interest expense	(991)	(551)	(2,818)	(551)
Other expense	(6)	—	(28)	—
Net loss	(38,434)	(29,966)	(107,672)	(88,397)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	73	129	28	(208)
Comprehensive loss	$(38,361)	$(29,837)	$(107,644)	$(88,605)
Net loss per share, basic and diluted	$(0.33)	$(0.35)	$(0.94)	$(1.02)
Weighted-average number of shares used in computing net loss per share, basic and diluted	115,342,613	86,597,405	114,898,379	86,441,212

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended September 30, 2023:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2023	91,224,210	$22	$699,979	$(125)	$(590,309)	$109,567
Issuance of common stock upon restricted stock units vesting	202,317	—	—	—	—	—
Issuance of common stock for warrant exercises	1,648,900	—	16	—	—	16
Tax payments related to shares withheld for vested restricted stock units	—	—	(204)	—	—	(204)
Stock-based compensation	—	—	2,964	—	—	2,964
Unrealized gain on marketable securities	—	—	—	73	—	73
Net loss	—	—	—	—	(38,434)	(38,434)
Balance at September 30, 2023	93,075,427	$22	$702,755	$(52)	$(628,743)	$73,982

Three Months Ended September 30, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at June 30, 2022	73,006,089	$20	$623,583	$(410)	$(459,815)	$163,378
Issuance of common stock under the ATM equity offering program, net of issuance costs of $48	95,000	—	197	—	—	197
Issuance of common stock upon exercise of stock options	32,962	—	45	—	—	45
Stock-based compensation	—	—	3,064	—	—	3,064
Unrealized gain on marketable securities	—	—	—	129	—	129
Net loss	—	—	—	—	(29,966)	(29,966)
Balance at September 30, 2022	73,134,051	$20	$626,889	$(281)	$(489,781)	$136,847

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Nine Months Ended September 30, 2023:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	86,894,901	$22	$691,910	$(80)	$(521,071)	$170,781
Issuance of common stock under the ATM equity offering program, net of issuance costs of $79	854,052	—	2,525	—	—	2,525
Issuance of common stock upon restricted stock units vesting	547,980	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(946)	—	—	(946)
Issuance of common stock upon exercise of stock options	6,000	—	5	—	—	5
Issuance of common stock for warrant exercises	4,498,305	—	16	—	—	16
Issuance of common stock under the ESPP	274,189	—	450	—	—	450
Stock-based compensation	—	—	8,795	—	—	8,795
Unrealized gain on marketable securities	—	—	—	28	—	28
Net loss	—	—	—	—	(107,672)	(107,672)
Balance at September 30, 2023	93,075,427	$22	$702,755	$(52)	$(628,743)	$73,982

Nine Months Ended September 30, 2022:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086
Issuance of common stock under the ATM equity offering program, net of issuance costs of $48	95,000	—	197	—	—	197
Issuance of common stock for warrant exercises	3,442,567	—	34	—	—	34
Issuance of common stock upon restricted stock units vesting	215,350	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(890)	—	—	(890)
Issuance of common stock upon exercise of stock options	140,000	—	145	—	—	145
Issuance of common stock under the ESPP	193,256	—	331	—	—	331
Stock-based compensation	—	—	9,549	—	—	9,549
Unrealized loss on marketable securities	—	—	—	(208)	—	(208)
Net loss	—	—	—	—	(88,397)	(88,397)
Balance at September 30, 2022	73,134,051	$20	$626,889	$(281)	$(489,781)	$136,847

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Nine Months Ended September 30,
	2023	2022
Operating activities
Net loss	$(107,672)	$(88,397)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	5,670	4,769
Net amortization of premiums and discounts on marketable securities	(2,388)	278
Amortization of debt discount and issuance costs	938	127
Stock-based compensation	8,795	9,549
Non-cash operating lease expense	10,279	6,891
Loss on disposition of property and equipment	21	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,384	781
Deposits and other long-term assets	4,297	(3,180)
Accounts payable	(1,384)	(943)
Accrued compensation	(443)	(217)
Accrued and other non-current liabilities	(3,368)	1,543
Accrued research and development expenses	428	1,331
Lease liability	(14,867)	(6,463)
Deferred revenue	(3,830)	(11,641)
Net cash used in operating activities	(102,140)	(85,572)
Investing activities
Purchase of marketable securities	(22,681)	(64,641)
Maturities of marketable securities	91,108	102,218
Purchase of property and equipment	(4,381)	(4,389)
Net cash provided by investing activities	64,046	33,188
Financing activities
Proceeds from issuance of common stock upon exercise of stock options, warrants, and other	21	179
Proceeds from issuance of common stock from the ATM equity offering program	2,604	245
Proceeds from long-term debt, net of debt discount and issuance costs	9,962	19,154
Proceeds from issuance of common stock under the ESPP	450	331
Payments of financing costs	(2,512)	(115)
Payments of financing lease	(179)	(171)
Tax payments related to shares withheld for vested restricted stock units	(946)	(890)
Net cash provided by financing activities	9,400	18,733
Net decrease in cash, cash equivalents and restricted cash	(28,694)	(33,651)
Cash, cash equivalents and restricted cash at beginning of period	64,765	110,577
Cash, cash equivalents and restricted cash at end of period	$36,071	$76,926
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$72	$1,174
Financing costs included in accrued liabilities and accounts payable	$—	$2
Remeasurement of operating lease right-of-use asset for lease modification	$706	$1,406
Cash paid for interest on debt	$1,746	$208
Assets acquired under leasing obligations	$59,604	$553

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Notes to Condensed Consolidated Financial Statements

(Unaudited)

1. Organization

Description of Business

Gritstone bio, Inc. (“Gritstone” or “the Company”) is a clinical stage biotechnology company that aims to develop the world's most potent vaccines. The Company was incorporated in the state of Delaware in August 2015, and is based in Emeryville, California and Boston, Massachusetts, with a manufacturing facility in Pleasanton, California. The Company operates in one segment.

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, common stock, and pre-funded warrants, the sale of common stock in public offerings and under its “at the market” offering programs, and through proceeds received from its collaboration arrangements. The Company had net losses of $38.4 million and $107.7 million for the three and nine months ended September 30, 2023, respectively, and $30.0 million and $88.4 million for the three and nine months ended September 30, 2022, respectively. Cash used by operating activities was $102.1 million and $85.6 million during the nine months ended September 30, 2023 and 2022, respectively. The Company had an accumulated deficit of $628.7 million and $521.1 million as of September 30, 2023 and December 31, 2022, respectively. As of September 30, 2023, the Company had cash, cash equivalents and marketable securities of $83.9 million. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of 12 months from the date these condensed consolidated financial statements are issued. To fund the Company's planned operations, the Company will need to raise additional capital. The Company intends to raise additional capital through private and public equity offerings, including its “at-the-market” offering programs, debt financings, and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these condensed consolidated financial statements. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of September 30, 2023, the Company has no off-balance sheet concentrations of credit risk.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those faced by other clinical-stage biotechnology companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. Further, the Company is subject to broad market risks and uncertainties resulting from recent events, such as the lingering effects of the COVID-19 pandemic, the regional conflicts around the world, inflation, rising or sustained high interest rates and recession risks, market volatility, recent instability in the global financial markets and uncertainty as to the U.S. federal budget, as well as supply chain and labor shortages.

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

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	September 30,	December 31,
	2023	2022
Cash and cash equivalents	$29,539	$55,498
Restricted cash	1,242	3,977
Long-term restricted cash	5,290	5,290
Total cash, cash equivalents and restricted cash	$36,071	$64,765

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use assets ("ROU Assets"), lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU Asset is impaired.

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

Revenue Recognition

The Company performs research and development activities under collaboration, license, grant and clinical development agreements. The Company’s revenue primarily consists of revenue from collaboration and license agreements and grant agreements. At contract inception, the Company analyzes a revenue arrangement to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (“ASC 606”) or are subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”), which applies to business entities that receive contributions within the scope of ASC 958-605.

For collaboration and license agreements, the Company analyzes such arrangements to assess whether they involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are considered to be in the scope of the collaboration guidance and that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. Elements of collaboration arrangements that are reflective of a vendor-customer relationship are accounted for pursuant to the revenue from contracts with customers guidance. The terms of the licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of the accounting for revenue from contracts with customers guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

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

For grant funding agreements, grant revenue is recognized during the period that the research and development services occur, as qualifying expenses are incurred. The Company concluded that payments received under its grant funding agreements represent nonreciprocal contributions, as described in ASC 958, Not-for-Profit Entities, and that the grants are not within the scope of ASC 606 as the organization providing the grant does not meet the definition of a customer. Grant revenue relates primarily to the CEPI Funding Agreement and the Gates Grant Agreement (see Note 9).

Income Taxes

The Company did not record income tax expense for the three and nine months ended September 30, 2023 and 2022, respectively, as the Company expected to be in a cumulative taxable loss position in 2023 and 2022, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. As of September 30, 2023, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	September 30, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$15,883	$—	$—	$15,883
Total cash equivalents	15,883	—	—	15,883
Short-term marketable securities:
Commercial paper	11,871	—	(8)	11,863
Corporate debt securities	9,306	—	(12)	9,294
U.S. government treasuries	13,885	—	(12)	13,873
U.S. government debt securities	18,904	—	(20)	18,884
Asset backed securities	495	—	—	495
Total short-term marketable securities	54,461	—	(52)	54,409
Total	$70,344	$—	$(52)	$70,292

	December 31, 2022
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$38,191	$—	$—	$38,191
Total cash equivalents	38,191	—	—	38,191
Short-term marketable securities:
Certificates of deposit	948	1	—	949
Commercial paper	33,318	23	(13)	33,328
Corporate debt securities	21,887	6	(40)	21,853
U.S. government treasuries	35,608	3	(71)	35,540
U.S. government debt securities	24,703	22	(6)	24,719
Total short-term marketable securities	116,464	55	(130)	116,389
Long-term marketable securities:
Corporate debt securities	933	—	(1)	932
U.S. government treasuries	3,103	—	(4)	3,099
Total long-term marketable securities	4,036	—	(5)	4,031
Total	$158,691	$55	$(135)	$158,611

All marketable securities held as of September 30, 2023 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of September 30, 2023, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us. The Company considered the current and expected future economic and market conditions and determined that the estimate of credit losses was not significantly impacted. Thus, there has been no change in estimate of expected credit loss during the three and nine months ended September 30, 2023 and 2022 and no allowance for credit loss was recorded at September 30, 2023 and December 31, 2022. The Company will continue to assess the current and expected future economic and market conditions as further development arises.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	September 30, 2023
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$15,883	$15,883	$—	$—
Total cash equivalents	15,883	15,883	—	—
Short-term marketable securities:
Commercial paper	11,863	—	11,863	—
Corporate debt securities	9,294	—	9,294	—
U.S. government treasuries	13,873	13,873	—	—
U.S. government debt securities	18,884	—	18,884	—
Asset backed securities	495	—	495	—
Total short-term marketable securities	54,409	13,873	40,536	—
Total	$70,292	$29,756	$40,536	$—

	December 31, 2022
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,191	$38,191	$—	$—
Total cash equivalents	38,191	38,191	—	—
Short-term marketable securities:
Certificates of deposit	949	—	949	—
Commercial paper	33,328	—	33,328	—
Corporate debt securities	21,853	—	21,853	—
U.S. government treasuries	35,540	35,540	—	—
U.S. government debt securities	24,719	—	24,719	—
Total short-term marketable securities	116,389	35,540	80,849	—
Long-term marketable securities:
Corporate debt securities	932	—	932	—
U.S. government treasuries	3,099	3,099	—	—
Total long-term marketable securities	4,031	3,099	932	—
Total	$158,611	$76,830	$81,781	$—

The Company measures the fair value of money market funds and U.S. government treasuries based on quoted prices in active markets for identical securities. Commercial paper, corporate debt securities, certificates of deposits, asset backed securities, and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. These pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of, and broker/dealer quotes on, the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of the Company’s financial instruments.

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	September 30,	December 31,
	2023	2022
Computer equipment and software	$1,723	$1,155
Furniture and fixtures	3,064	2,285
Laboratory equipment	29,356	27,309
Leasehold improvements	18,600	18,024
	52,743	48,773
Less accumulated depreciation and amortization	(33,819)	(28,782)
Construction-in-progress	28	1,344
Total property and equipment, net	$18,952	$21,335

Depreciation and amortization expense was $2.0 million and $5.7 million for the three and nine months ended September 30, 2023, respectively, and $1.7 million and $4.8 million for the three and nine months ended September 30, 2022, respectively.

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of September 30, 2023. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for two additional five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $7.5 million ROU Asset and a $11.9 million lease liability on the condensed consolidated balance sheet as of September 30, 2023. The Company recorded a $8.1 million ROU Asset and a $12.8 million lease liability on the consolidated balance sheet as of December 31, 2022.

Pleasanton Leases

The Company leases 42,620 square feet of office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term once for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit for the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. In October 2022, the letter of credit was reduced to a balance of $0.6 million. As of September 30, 2023, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022.

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

Cambridge Leases

The Company leases laboratory, office and storage space in several facilities in Cambridge, Massachusetts, pursuant to three separate agreements:

The Company’s facility located at 40 Erie Street in Cambridge, Massachusetts is leased pursuant to a 67-month non-cancelable operating lease ( as amended, the “40 Erie Lease”), which the Company entered into in February 2016, with an obligation to pay rent commencing in October 2016. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation. In September 2021, the Company executed an amendment to the 40 Erie Lease, which extends its term through April 2025 and provides for monthly base rent amounts, subject to annual increases over the term of the lease.

The Company’s facility located at 21 Erie Street in Cambridge, Massachusetts is leased pursuant to a 24-month non-cancelable operating lease (as amended, the “21 Erie Lease”), which the Company entered into in September

2018. The 21 Erie Lease has since been amended five times, as a result of which the lease term extends through June 2023.

In March 2021, the Company entered into a 17-month operating lease (as amended, the “Cambridge Storage Lease”) for additional office and laboratory storage space in Cambridge, Massachusetts, which commenced on April 1, 2021. The Company also paid an insignificant cash security deposit. The Cambridge Storage Lease was amended in June 2022 to extend the lease term through June 30, 2023.

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. As of September 30, 2023, of the $0.3 million security deposits, less than $0.1 million was recorded in prepaid expenses and other current assets and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet. As of December 31, 2022, of the $0.7 million security deposits, $0.4 million was recorded in prepaid expenses and other current assets and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet.

Boston Lease

The Company occupies a newly built facility in Boston, Massachusetts, with office and laboratory space, pursuant to a 120-month operating lease (as amended, the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements owned by the landlord. The Company incurred tenant improvement costs relating to the initial design and construction of the improvements before the commencement date which were accounted for as lease prepayments. The Company’s obligation to pay rent commenced in July 2023, subject to free rent periods of three and nine months with respect to certain premises. The Company was provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease expires in 2033. Under the Boston Lease, the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. As a security deposit under the Boston Lease, the Company provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of September 30, 2023, none of the irrevocable letter of credit amount had been drawn.

The Boston Lease commenced in April 2023, when the Company was provided early access to the premises and gained control over the use of the underlying assets. Upon commencement, the Company recognized an ROU Asset of $59.3 million and a lease liability of $50.9 million on the condensed consolidated balance sheet. Upon commencement, the ROU Asset includes $8.4 million of lease prepayments made before the commencement date, which are primarily related to the lessor owned tenant improvement cost.

In September 2023, the Company amended the Boston Lease, whereby the lease term commenced on July 1, 2023 and expires on June 30, 2033.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

The components of lease costs, which were included in the Company's condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Lease cost
Operating lease cost	$3,370	$2,112	$9,970	$6,633
Short-term lease cost	12	—	12	—
Total lease cost	$3,382	$2,112	$9,982	$6,633

Supplemental information related to leases was as follows:

	Nine Months Ended September 30,
	2023	2022
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$14,867	$6,467
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Right-of-use assets obtained from entering new leases	$59,604	$553
Increase in right-of-use assets from lease modifications	$706	$1,406
Weighted-average remaining lease term (years):
Operating leases	8.5	5.0
Weighted-average discount rate:
Operating leases	10.0%	7.5%

As of September 30, 2023, minimum annual rental payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2023 (remaining three months)	$2,369
2024	12,834
2025	10,749
2026	10,376
2027	10,466
Thereafter	52,348
Total minimum payments	99,142
Less: Amounts representing interest expense	(33,709)
Present value of future minimum lease payments	65,433
Less: Current portion of lease liability	(6,003)
Noncurrent portion of lease liability	$59,430

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation and amended and restated bylaws, and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, with respect to which the officer or director is or was serving in such capacity at the Company’s request. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Prepaid research and development-related expenses	$4,370	$4,241
Collaboration receivable	47	135
Prepaid insurance	83	1,158
Interest and other receivables	290	529
Facilities-related deposits	16	384
Other	824	567
Total prepaid expenses and other current assets	$5,630	$7,014

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	September 30,	December 31,
	2023	2022
Lease security deposits	$923	$934
Prepaid research and development-related expenses	—	643
Prepaid rent	323	8,162
Total deposits and other long-term assets	$1,246	$9,739

8. Debt

In July 2022, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides the Company a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, the Company drew $20.0 million from the first tranche and in March 2023, the Company drew an additional $10.0 million from the first tranche. The remaining tranches provide up to $50.0 million borrowing capacity and become available upon the Company meeting certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, which provides the Company the ability to draw up to $10.0 million through December 15, 2023. As of September 30, 2023, the additional $10.0 million remains available to be drawn by the Company. The term loan is secured by substantially all of the Company’s assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

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

In March 2023, the Company entered into the First Amendment to Loan and Security Agreement, dated as of March 31, 2023, with SVB, Hercules, Hercules Capital Funding Trust 2002-1 (the “First Amendment” and the Loan Agreement as amended by the First Amendment, the “Amended Loan Agreement”), to amend the minimum liquidity requirements under the Loan Agreement, beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as the Company’s market capitalization is no greater than $400.0 million, the Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Amended Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones.

The Company’s obligations under the Amended Loan Agreement are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect on the Company, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of the Company and its subsidiaries, taken as a whole. As of September 30, 2023, the Company is in compliance with all covenants in the Amended Loan Agreement, as amended.

As of September 30, 2023, there were debt discounts, unamortized issuance costs and unaccreted value of the final fee of $1.9 million which were recorded as a direct deduction from the term loan on the condensed consolidated balance sheet. Interest expense related to the Amended Loan Agreement was $1.0 million and $2.8 million, respectively, for the three and nine months ended September 30, 2023. The effective interest rate on the term loan, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13%. The components of the long-term debt balance are as follows (in thousands):

September 30,
2023
Principal loan balance	$30,000
Final fee	1,725
Unamortized debt discount, issuance costs, and unaccreted value of final fee	(1,857)
Long term debt, net	$29,868

As of September 30, 2023, the estimated future principal payments due (excluding the final payment fee) are as follows (in thousands):

2023 (remaining three months)	$—
2024	—
2025	6,616
2026	14,108
2027	9,276
Total principal payments	$30,000

9. Collaboration and License Agreements and Grant Revenue

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”) to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with bluebirds restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of September 30, 2023, and no royalties were due from the sale of licensed products.

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of September 30, 2023. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early-stage targets and 2seventy’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the

License and Know-How granted to 2seventy. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

During the three and nine months ended September 30, 2023, the Company recognized $0.3 million and $1.0 million, respectively, and during the three and nine months ended September 30, 2022, the Company recognized $0.2 million and $6.5 million, respectively, in collaboration revenue under the 2seventy Agreement. The amount of collaboration revenue recognized during the nine months ended September 30, 2022 included cumulative catch-up adjustments increasing contribution revenue by $5.5 million due to revisions to estimated costs to complete the remaining performance obligation. The adjustments resulted in a decrease in the Company's loss from operations of $5.5 million and a decrease in loss per share of $0.06 for the nine months ended September 30, 2022. There is no deferred revenue recorded on the condensed consolidated balance sheet as of September 30, 2023. Deferred revenue of $1.0 million was recorded on the condensed consolidated balance sheet in current liabilities as of December 31, 2022. Deferred revenue relates to the performance obligations identified under the 2seventy Agreement that was recognized over the period the performance obligations were satisfied.

Changes in the deferred revenue balance during the nine months ended September 30, 2023 for the 2seventy Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$1,047
Additions	—
Deductions	(1,047)
Balance at September 30, 2023	$—

There were no receivables or net contract assets recorded as of September 30, 2023 and December 31, 2022 associated with the 2seventy Agreement.

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

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 study (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of September 30, 2023 and no royalties were due from the sale of licensed products.

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of September 30, 2023 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and nine months ended September 30, 2023, the Company did not record any license revenue and recorded $0.1 million and $0.3 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services for the Gilead Collaboration Agreement. For the three and nine months ended September 30, 2022, the Company did not record any license revenue and recorded $0.2 million and $1.5 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services for the Gilead Collaboration Agreement. There was no contract asset recorded on the condensed consolidated balance sheets as of September 30, 2023 or December 31, 2022.

There was $0.1 million recorded as deferred revenue as of September 30, 2023 and December 31, 2022 associated with the Gilead Collaboration Agreement.

Changes in the deferred revenue balance during the nine months ended September 30, 2023 for the Gilead Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$107
Additions	—
Deductions	(40)
Balance at September 30, 2023	$67

There was $0.1 million of receivables recorded on the condensed consolidated balance sheets as a current asset in the prepaid expenses and other current assets balance as of September 30, 2023 and December 31, 2022, associated with the Gilead Collaboration Agreement.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. There were no deferred contract acquisition costs amortized during the three and nine months ended September 30, 2023 as they were fully amortized during the year ended December 31, 2022. Deferred contract acquisition costs amortized during the three and nine months ended September 30, 2022 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the three and nine months ended September 30, 2023 and 2022, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the FDA, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of September 30, 2023, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and low single digit royalties on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of September 30, 2023 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (as amended, the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. Genevant is a spin-off of Arbutus, and the 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022.

Pursuant to the 2020 Genevant License Agreement, Genevant also granted the Company certain options to license the LNP technology for additional indications of up to $1.5 million for each indication and $1.0 million to extend the option term. The 2020 Genevant License Agreement continues in effect until the last to expire royalty term or early termination. It is terminable by the Company for convenience with 90 days prior written notice or immediately if based on certain product safety or efficacy or regulatory criteria. Either party may terminate the agreement for material breach, subject to a cure period, and Genevant may terminate the agreement if the Company challenges a licensed patent.

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $191.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. None of the other milestone events had occurred as of September 30, 2023.

In August 2023, the Company entered into an Option and Non-Exclusive License and Development Agreement (the “2023 Genevant License Agreement”) with Genevant. Pursuant to the 2023 Genevant License Agreement, the Company obtained a multi-year option for a non-exclusive license under Genevant’s LNP technology on a pathogen-by-pathogen basis to develop and commercialize samRNA vaccines against infectious disease. Under the 2023 Genevant License Agreement, (i) the Company made a $2.5 million upfront payment to Genevant, recorded as research and development expense for the three and nine months ended September 30, 2023, and (ii) Genevant is eligible to receive from the Company option maintenance and exercise fees in the single digit millions and up to an aggregate of $136.0 million in contingent milestone payments per product, subject to increase for multi-pathogen products and in other specified circumstances, and royalties ranging from the mid to high single digits on future product sales. If Gritstone outlicenses an applicable infectious disease program, in lieu of certain of these payments, Genevant may be entitled to a percentage of amounts that Gritstone receives from its sublicensee. None of the milestone events under the 2023 Genevant License Agreement had occurred as of September 30, 2023.

In August 2023, the 2020 Genevant License Agreement was amended to terminate the options to license the LNP technology for additional indications.

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

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. The Company recognized grant revenue of $0.9 million and $3.4 million, respectively, during the three and nine months ended September 30, 2023, and $2.3 million and $6.9 million, respectively, during the three and nine months ended September 30, 2022 under the CEPI Funding Agreement. As of September 30, 2023 and December 31, 2022, short-term deferred revenue of $0.8 million and $3.0 million, respectively, was recorded on the condensed consolidated balance sheets. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the end of the year 2023. As of September 30, 2023 and December 31, 2022, $0.8 million and $3.0 million, respectively, was recorded as short-term restricted cash on the condensed consolidated balance sheet.

Changes in the deferred revenue balance during the nine months ended September 30, 2023 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$2,952
Additions	1,215
Deductions	(3,359)
Balance at September 30, 2023	$808

Gates Foundation

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation ("Gates Grant Agreement"), under which the Company will develop an optimal immunogen in the context of a therapeutic human papillomavirus ("HPV") vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and an additional $0.7 million was received in April 2023.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant

Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. The Company did not recognize any grant revenue under the Gates Grant Agreement in 2021. The Company recognized grant revenue of $0.4 million and $1.3 million, respectively, during the three and nine months ended September 30, 2023, and $0.3 million and $0.8 million, respectively, during the three and nine months ended September 30, 2022 under the Gates Grant Agreement. As of September 30, 2023 and December 31, 2022, short-term deferred revenue of $0.4 million and $1.0 million, respectively, was recorded on the condensed consolidated balance sheets. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the year ended 2023.

Changes in the deferred revenue balance during the nine months ended September 30, 2023 for the Gates Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$1,025
Additions	700
Deductions	(1,299)
Balance at September 30, 2023	$426

Biomedical Advanced Research and Development Authority

In September 2023, the Company entered into a contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority, part of the Administration for Strategic Preparedness and Response in the U.S. Department of Health and Human Services ("BARDA"). Under the BARDA Contract, the Company may be eligible to receive funding of up to an estimated $433.0 million to conduct a 10,000-participant randomized Phase 2b comparative study evaluating the Company’s next-generation self-amplifying mRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19. The BARDA Contract could result in payments to the Company of up to approximately $433.0 million. The BARDA Contract consists of a base period (ending on or before the first quarter of 2024) and a total contract period-of-performance (base period plus two stages gated at BARDA’s discretion) of up to approximately four years. The base period for the BARDA Contract includes government funding of up to approximately $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Following successful completion of the base period, the BARDA Contract provides for up to approximately $423.0 million of additional BARDA funding for two stages gated at BARDA’s discretion in support of the clinical trial execution and additional analyses for the clinical trial. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

The Company did not recognize any revenue under the BARDA Contract for the three and nine months ended September 30, 2023. No amounts have been received under the BARDA Contract as of September 30, 2023

10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation, as amended provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of September 30, 2023 and December 31, 2022, no shares of preferred stock were issued and outstanding.

As of September 30, 2023 and December 31, 2022, there were 93,075,427 and 86,894,901 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In connection with the 2022 ATM Offering Program, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen, pursuant to which Cowen will act as the Company’s sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering Program up to $50,000. As of December 31, 2022, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $19.6 million, net of commissions and offering costs, pursuant to the issuance of 7,034,948 shares of its common stock. As of September 30, 2023, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $22.1 million, net of commissions and offering costs, pursuant to the issuance of 7,889,000 shares of its common stock.

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

Common Stock Warrants

As of September 30, 2023, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	9,064,833
October 24, 2022	None	$0.0001	13,274,923
			22,339,756

There were 1,648,900 and 4,508,871 warrants exercised during the three and nine months ended September 30, 2023, respectively, resulting in the Company issuing 4,498,305 shares of common stock due to net exercise of some of the warrants. During the nine months ended September 30, 2022, 3,442,567 warrants were exercised resulting in the Company issuing 3,442,567 shares of common stock.

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

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	4,814,394	6,951,620	$7.92	8.08	$1,089
Authorized	4,775,796	—	$—
Granted	(4,123,753)	608,966	$2.25
Exercised	—	(6,000)	$0.76
Canceled	704,071	(289,043)	$5.29
Balance at September 30, 2023	6,170,508	7,265,543	$7.55	7.49	$141
Vested and exercisable at September 30, 2023		4,353,806	$8.58	6.85	$140
Vested and expected to vest at September 30, 2023		6,934,041	$7.65	7.44	$141

For the nine months ended September 30, 2023 and 2022, the total intrinsic value of stock option awards exercised was less than $0.1 million and $0.4 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for either period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of September 30, 2023, $10.0 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 1.83 years. The total fair value of shares vested during the nine months ended September 30, 2023 was $6.1 million.

Stock-based compensation expense and awards granted to non-employees were $0.6 million and $0.5 million, respectively, for the nine months ended September 30, 2023 and 2022.

Restricted Stock Units

The Company has granted restricted stock unit awards under the 2018 Equity Plan. The restricted stock unit awards have a term of up to 10 years and generally vest over a 6 month, 1 or 2-year period. The following table summarizes the Company's restricted stock unit activity during the nine months ended September 30, 2023:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2022	561,526	$5.38
Issued	3,514,787	$3.29
Vested	(871,385)	$4.64
Canceled/Forfeited	(91,623)	$3.29
Outstanding, unvested at September 30, 2023	3,113,305	$3.29

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and the Company's 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Research and development expenses	$1,565	$1,615	$4,809	$5,083
General and administrative expenses	1,399	1,449	3,986	4,466
Total	$2,964	$3,064	$8,795	$9,549

12. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Numerator:
Net loss	$(38,434)	$(29,966)	$(107,672)	$(88,397)
Denominator:
Weighted-average common shares outstanding, basic and diluted	115,342,613	86,597,405	114,898,379	86,441,212
Net loss per share, basic and diluted	$(0.33)	$(0.35)	$(0.94)	$(1.02)

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

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	September 30,
	2023	2022
Options issued and outstanding and ESPP shares issuable and outstanding	7,516,541	7,117,085
Restricted stock subject to future vesting	3,113,305	563,045
Total	10,629,846	7,680,130

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this report, and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2022. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, our clinical and regulatory development plans for our product candidates; our expectations regarding the data to be derived in our ongoing and planned clinical trials; the timing of commencement of our future nonclinical studies, clinical trials and research and development programs; our ability to discover, develop and advance product candidates into, and successfully complete, clinical trials; our plans and strategy regarding maintaining existing and entering into new collaborations and/or partnerships; the timing or likelihood of regulatory filings and approvals for our product candidates; our expectations regarding the impact of the COVID-19 pandemic or the end of the COVID-19 pandemic on our operations; and the sufficiency of our capital resources. These forward-looking statements are identified by their use of terms and phrases, such as “believe,” “could,” “aim,” “expect,” “intend,” “may,” “plan,” “will,” and other similar terms and phrases, including references to assumptions. Such forward-looking statements involve substantial risks and uncertainties that could cause the outcome of Gritstone’s programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements, including that interim results obtained may differ from those at completion of the studies and clinical trials. Such risks and uncertainties include, among others, the uncertainties inherent in the drug development process, including our programs’ clinical development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, our ability to successfully establish, protect and defend its intellectual property and other matters that could affect the sufficiency of existing cash to fund our operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2022 and our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

Overview

We are a clinical-stage biotechnology company that aims to develop the world's most potent vaccines. Specifically, we discover, develop, manufacture and deliver vaccine-based immunotherapy candidates against cancer and infectious disease. Our goal is to unlock more potent and durable immunity by harnessing vaccine innovation. We aim to achieve that goal by leveraging our in-house capabilities and technologies to address the shortcomings of currently available vaccines and immunotherapies.

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

Our clinical programs include GRANITE, an individualized neoantigen-based vaccine program; SLATE, an “off-the-shelf” neoantigen-based vaccine program; CORAL, a next-generation SARS-CoV-2 vaccine program; and HIV, an HIV vaccine program in collaboration with Gilead Sciences, Inc (Gilead).

The table below summarizes key information about our active and recently completed clinical trials.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	2/3	Enrollment Completed (Ph2 portion); Treatment Ongoing	MSS-CRC* first line maintenance	—	Gritstone
GRANITE	1/2	Completed	Early stage & advanced solid tumors	—	Gritstone
SLATE	1/2	Completed	KRAS advanced solid tumors	—	Gritstone
SLATE	1	IND Cleared	Mutant KRAS solid tumors	NCI	Gritstone***
CORAL	1	Active, not recruiting	SARS-CoV-2 in South Africa	CEPI	Gritstone
CORAL	1	Completed	SARS-CoV-2 booster	—	Gritstone
CORAL	1	Completed	SARS-CoV-2 naïve & booster	NIAID, IDCRC	Gritstone
HIV	1	Ongoing	HIV treatment/cure	Gilead Sciences	Gilead**

* MSS-CRC = microsatellite stable colorectal cancer

** Gilead is responsible for conducting a Phase 1 study

*** National Cancer Institute (NCI) is responsible for conducting a Phase 1 study.

Beyond GRANITE, SLATE, CORAL and the HIV collaboration with Gilead, we continue to apply our broad set of capabilities in oncology and infectious diseases through promising preclinical work and partnerships.

Impact of the COVID-19 pandemic on our Business

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

We note that on May 11, 2023, the COVID-19 Public Health Emergency declared by the U.S. Department of Health and Human Services, declared under Section 319 of the Public Health Service Act, expired. Previously, on May 4, 2023, the WHO Director-General determined that COVD-19 is now an established and ongoing health issue which no longer constitutes a public health emergency of international concern. We continue to monitor what, if any, impact these developments may have on our business, financial condition, results of operations or prospects.

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

As of August 31, 2022, 55% of patients within the MSS-CRC cohort (n=13) demonstrated a molecular response (6/11 evaluable patients). Among molecular responders (n=6), the median overall survival (mOS) had not yet been reached and was expected to exceed at least 22 months. This compares to mOS of 7.8 months in evaluable MSS-CRC patients who did not exhibit a molecular response in the study, and a mOS of 6-7 months for patients who receive standard of care in phase 3 trials (Trifluridine/tipiracil combo and Regorafenib monotherapy). Interim results from the Phase 1/2 study of GRANITE were published in Nature Medicine in August 2022.

Upon assessing initial results of the GRANITE Phase 1/2 study, we discussed potential registrational paths with the FDA and subsequently initiated a randomized, controlled Phase 2/3 trial in newly diagnosed metastatic CRC patients that has registrational intent (NCT05141721). The study, which is evaluating GRANITE as a maintenance treatment in patients with first-line MSS-CRC who have completed FOLFOX (or FOLFOXIRI)-bevacizumab induction therapy, was announced in late 2021. The first patient was enrolled in the ongoing Phase 2 portion of the Phase 2/3 study in January 2022, and enrollment in the Phase 2 portion of the study was completed in August 2023. We expect to share preliminary efficacy data from the Phase 2 portion of the Phase 2/3 study in the first quarter of 2024.

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

Initial versions of our SLATE vaccine candidates have demonstrated similar results as those seen in GRANITE such as induction of CD8+ T cells, molecular responses among a subset of patients, and an association of these molecular responses with extended overall survival. The strength of the vaccine-elicited immune response was slightly more modest in the SLATE Phase 1/2 results versus those in GRANITE, which is expected given we are delivering one shared TSNA per patient (rather than multiple individualized TSNAs).

Following initial Phase 1 results, we developed a second SLATE candidate that exclusively includes epitopes from mutated KRAS (SLATE-KRAS) and evaluated it under the same protocol. As shared in a presentation at ESMO 2022, results of the SLATE Phase 1/2 study in advanced solid tumors (N = 38) show: consistent induction of CD8+ T cells, a 39% molecular response rate (MRR, molecular response defined as >30% reduction in ctDNA from baseline) in evaluable patients with MSS-CRC and NSCLC and among the 18 patients with NSCLC, a molecular response was correlated with extended mOS (mOS of 9.6 months in molecular responders versus 4.5 months in non-responders).

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

In February 2023, we announced that we entered into a clinical trial agreement with the National Cancer Institute (NCI) to evaluate an autologous T cell therapy expressing a T cell receptor targeting mutated KRAS in combination with our KRAS-directed vaccine candidate, SLATE-KRAS, in a Phase 1 study led by Steven A. Rosenberg, M.D., Ph.D. Under the terms of the agreement, we will provide the SLATE-KRAS vaccine as requested by NCI. An investigational new drug application, or IND, for this study was cleared by the U.S. Food and Drug Administration (FDA) in October 2023. NCI is responsible for conducting the study at the NIH Clinical Center.

Infectious Disease Program Updates

In early 2021, we initiated two programs in infectious diseases: CORAL, a next-generation prophylactic program against COVID-19, and a collaboration with Gilead to develop a therapeutic vaccine against HIV. Our infectious disease programs aim to deliver vaccine candidates that induce both B cell and T cell immunity with the potential to drive potent and durable immune response that can be applied for either protective or therapeutic benefit. This approach has demonstrated the ability to generate robust CD8+ T cells and neutralizing antibodies against SARS-CoV-2 in multiple preclinical and clinical studies and is being evaluated against multiple other pathogens in Gritstone-owned and partnered studies. We believe that initially evaluating our approach against SARS-CoV-2 can provide proof of concept for a number of infectious diseases.

CORAL – Next-Generation COVID-19 Vaccine Program

In October 2023, we announced 12-month follow-up data from two of the Phase 1 trials in our CORAL SARS-CoV-2 vaccine program: CORAL-CEPI and CORAL-BOOST. In our CORAL-CEPI Phase 1 trial, we are evaluating our samRNA-based SARS-CoV-2 vaccine candidates using the Spike proteins from the Beta and Omicron variants with three different antigenic cassettes in unvaccinated populations (Beta vaccine candidates) and unvaccinated and vaccinated populations (Omicron vaccine candidate) in South Africa (n=341). In our CORAL-BOOST Phase 1 dose escalation trial, we are evaluating our samRNA SARS-CoV-2 vaccine candidate as a one or two dose boost regimen in healthy adults who have previously either been vaccinated with the first-generation AstraZeneca SARS-CoV-2 vaccine (n=40) or a mRNA primary series. In the CORAL-BOOST trial, durable nAb titers were increased and maintained through at least six months and broad T cell responses were increased or maintained through six months after adenoviral primary series. In the CORAL-CEPI trial, initial data suggests induction and maintenance of nAb titers through 12 months and an increase and/or maintenance of T cell responses through at least six months (additional nAb and T cell data from the 12-month timepoint are pending).

In October 2023, six-month follow-up data from the CORAL-NIH Phase 1 trial, which is sponsored and executed by the National Institutes of Health (NIH) and National Institute of Allergy and Infectious Diseases (NIAID), were announced. This Phase 1 trial is evaluating our next-generation SARS-CoV-2 vaccine candidate as a boost to first-generation SARS-CoV-2 vaccines. In this trial, at six months, we observed results similar to those in each of our CORAL-CEPI and CORAL-BOOST trials as of six months, including a broad response rate and sustained nAb titer levels.

In all three Phase 1 trials, our next generation SARS-CoV-2 vaccine candidates have been generally well-tolerated, with the majority of adverse events being low grade and transient in nature.

We believe the collective data from these Phase 1 studies demonstrate the potential of our next-generation samRNA vaccines, which contain Spike plus other viral targets, to drive potent and durable clinical protection against COVID-19. We also believe that they demonstrate the potential broad applicability of our novel approach to other infectious disease pathogens.

BARDA Contract

In September 2023, we entered into the BARDA Contract with BARDA. The contract was awarded as part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines and therapeutics providing broader and more durable protection for COVID-19.

Under the BARDA contract, which is valued at up to $433.0 million, we are to conduct a 10,000 participant, randomized Phase 2b comparative study to compare the efficacy, safety, and immunogenicity of the Gritstone next-generation COVID-19 vaccine candidate (our samRNA vaccine containing Spike plus other viral targets) with an approved COVID-19 vaccine. The vaccines evaluated in the study are to be tailored to the Omicron XBB.1.5 Spike sequence. Preparations for the study are underway, and we expect to initiate the study in the first quarter of 2024. Gritstone plans to run the study in the United States in collaboration with the COVID-19 Prevention Network (“CoVPN”), a NIAID-supported network of clinical trial sites based at the Fred Hutchinson Cancer Center that has experience conducting large COVID-19 vaccine trials.

The BARDA Contract consists of a base period (ending on or before the first quarter of 2024) and a total contract period-of-performance (base period plus two stages gated at BARDA’s discretion) of up to approximately four years. The base period for the BARDA Contract includes government funding of up to $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Following successful completion of the base period, the BARDA Contract provides for up to approximately $423.0 million of additional BARDA funding for the final two stages gated at BARDA’s discretion in support of the clinical trial execution and additional analyses for the clinical trial.

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

In February 2023, the first data from a preclinical study conducted in collaboration with Gilead were presented at the Conference on Retroviruses and Opportunistic Infections (CROI) 2023. The results showed that simian immunodeficiency virus (SIV), ChAd and samRNA vaccines induced a strong and broad CD8+ T cell immune response, which was significantly enhanced in combination with immune modulators.

Components of Our Operating Results

Collaboration and License and Grant Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. For the three and nine months ended September 30, 2023, we recognized $1.6 million and $6.0 million, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement and the grant agreements with CEPI and the Gates Foundation. We recognized $3.0 million and $15.7 million for the three and nine months ended September 30, 2022, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, the CEPI Funding Agreement and the Gates Grant Agreement. See Note 9 to our condensed consolidated financial statements for additional information.

In the future, we expect to continue to recognize revenue from the Gilead Collaboration Agreement, the CEPI Funding Agreement and the Gates Grant Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect our revenue to fluctuate from quarter-to-quarter and year-to-year as a result of the timing and amount of license fees, milestones, reimbursement of costs incurred and other payments and product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

•
External research and development expenses, including:
o
expenses incurred under arrangements with third parties, including clinical research organizations ("CROs"), preclinical testing organizations, contract manufacturing organizations ("CMOs"), academic and non-profit institutions and consultants;
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

Pursuant to our Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three and nine months ended September 30, 2023 and 2022, we had no research and development expense under the agreement.

Pursuant to our 2020 Genevant License Agreement, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the nine months ended September 30, 2022. No research and development expense was recorded for the three and nine months ended September 30, 2023.

Pursuant to our 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize samRNA vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $191.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestone payments and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the six months ended June 30, 2021. No research and development expense was recorded for the three and nine months ended September 30, 2023 or 2022.

Pursuant to our 2023 Genevant License Agreement, we obtained a multi-year option for a non-exclusive license under Genevant’s LNP technology on a pathogen-by-pathogen basis to develop and commercialize samRNA vaccines against infectious disease. Under the 2023 Genevant License Agreement, we made a $2.5 million upfront payment to Genevant, which was included in research and development expense for the three and nine months ended September 30, 2023, and Genevant is eligible to receive from us option maintenance and exercise fees in the single digit millions and up to an aggregate of $136.0 million in contingent milestone payments per product, subject to increase for multi-pathogen products and in other specified circumstances, and royalties ranging from the mid to high single digits on future product sales. If we outlicense an applicable infectious disease program, in lieu of certain of these payments, Genevant may be entitled to a percentage of amounts that we receive from our sublicensee.

We expect our research and development expenses to increase substantially in the future as we continue to advance our product candidates into and through clinical studies and pursue regulatory approval. Conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming, and such clinical studies generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the section entitled “Risk Factors” included in Part II, Section 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A “Risk Factors” in our Annual Report on Form 10-K for the year ended December 31, 2022, and in the section entitled “Risk Factors” included in Part II, Section 1A of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2023 and June 30, 2023.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
GRANITE program external expenses	$4,599	$3,088	$15,116	$9,232
SLATE program external expenses	201	604	1,544	2,076
CORAL program external expenses	2,322	2,802	5,802	9,002
Other program external research and development expenses	8,590	5,463	20,609	17,702
Personnel-related expenses (1)	11,045	10,159	34,057	31,117
Other unallocated research and development expenses	6,006	4,320	17,116	12,854
Total research and development expenses	$32,763	$26,436	$94,244	$81,983

(1)
Personnel-related expenses include stock-based compensation expense of $1.6 million and $4.8 million, respectively, for the three and nine months ended September 30, 2023, and $1.6 million and $5.1 million, respectively, for the three and nine months ended September 30, 2022.

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

Results of Operations

Comparison of the three and nine Months Ended September 30, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended September 30,
	2023	2022	Change
Revenues:
Collaboration and license revenues	$361	$436	$(75)
Grant revenues	1,204	2,585	(1,381)
Total revenues	1,565	3,021	(1,456)
Operating expenses:
Research and development	32,763	26,436	6,327
General and administrative	7,406	6,462	944
Total operating expenses	40,169	32,898	7,271
Loss from operations	(38,604)	(29,877)	(8,727)
Interest income	1,167	462	705
Interest expense	(991)	(551)	(440)
Other expense	(6)	—	(6)
Net loss	$(38,434)	$(29,966)	$(8,468)

	Nine Months Ended September 30,
	2023	2022	Change
Revenue:
Collaboration and license revenues	$1,302	$7,942	$(6,640)
Grant revenues	4,659	7,741	(3,082)
Total revenue	5,961	15,683	(9,722)
Operating expenses:
Research and development	94,244	81,983	12,261
General and administrative	20,867	22,209	(1,342)
Total operating expenses	115,111	104,192	10,919
Loss from operations	(109,150)	(88,509)	(20,641)
Interest income	4,324	663	3,661
Interest income	(2,818)	(551)	(2,267)
Other expense	(28)	—	(28)
Net loss	$(107,672)	$(88,397)	$(19,275)

Collaboration and License and Grant Revenues

Collaboration and license revenues from our collaboration arrangements and grant revenues were $1.6 million and $6.0 million for the three and nine months ended September 30, 2023, respectively. During the three months ended September 30, 2023, we recorded $0.1 million in collaboration revenue related to the Gilead Collaboration Agreement, $0.3 million in collaboration revenue related to the 2seventy Agreement, $0.8 million in grant revenue from the CEPI Funding Agreement, and $0.4 million in grant revenue pursuant to the Gates Grant Agreement. During the nine months ended September 30, 2023, we recognized $1.0 million in collaboration revenue related to the 2seventy Agreement, $0.3 million in collaboration revenue related to the Gilead Collaboration Agreement, $3.4 million in grant revenue from the CEPI Funding Agreement, and $1.3 million in grant revenue from the Gates Foundation.

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

Research and Development Expenses

Research and development expenses were $32.8 million and $94.2 million for the three and nine months ended September 30, 2023, respectively, and $26.4 million and $82.0 million for the three and nine months ended September 30, 2022, respectively.

The increase of $6.3 million for the three months ended September 30, 2023 compared to the three months ended September 30, 2022 was primarily due to increases of $2.5 million in milestone and license payments, $1.0 million in personnel-related expenses, $2.0 million in facilities-related costs, and $0.9 million in outside services, consisting primarily of clinical trial and other chemistry, manufacturing and controls ("CMC") related expenses, offset by decreases of $0.1 million in laboratory supplies.

The increase of $12.3 million for the nine months ended September 30, 2023 compared to the nine months ended September 30, 2022 was primarily due to increases of $3.6 million in personnel-related expenses, $1.7 million in laboratory supplies, $5.2 million in facilities related costs, $1.4 million in milestone and license payments, and $0.4 million in outside services, consisting primarily of clinical trial and other CMC related expenses.

General and Administrative Expenses

General and administrative expenses were $7.4 million for the three months ended September 30, 2023 compared to $6.5 million for the three months ended September 30, 2022. The increase of $0.9 million was primarily attributable to increases of $0.5 million in outside services, $0.2 million in personnel-related expenses, and $0.2 million in facilities related costs.

General and administrative expenses were $20.9 million for the nine months ended September 30, 2023 compared to $22.2 million for the nine months ended September 30, 2022. The decrease of $1.3 million was primarily attributable to decreases of $1.8 million in outside services, offset by increase of $0.3 million in facilities related costs, and $0.2 million in personnel-related expenses.

Interest Income

Interest income was $1.2 million and $4.3 million, respectively, for the three and nine months ended September 30, 2023, and $0.5 million and $0.7 million for the three and nine months ended September 30, 2022. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The increase for both periods was primarily due to higher interest rates in 2023 as compared to 2022.

Interest Expense

Interest expense was $1.0 million and $2.8 million for the three and nine months ended September 30, 2023, and $0.6 million for each of the three and nine months ended September 30, 2022. Interest expense is primarily comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our "at-the-market" offering programs, private placements of our common stock and pre-funded warrants, and our collaborations, including with the receipt of proceeds under the 2seventy Agreement and the Gilead Collaboration Agreement, and non-dilutive grants from various nonprofit organizations. As of September 30, 2023, we had cash, cash equivalents, and marketable securities of $83.9 million and an accumulated deficit of $628.7 million, compared to cash, cash equivalents, and marketable securities of $175.9 million and an accumulated deficit of $521.1 million as of December 31, 2022. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of 12 months from the date the condensed consolidated financial statements included herein are issued. Additionally, we do not expect positive cash flows from operations in the foreseeable future. Historically, we have incurred operating losses as a result of ongoing efforts to develop our vaccine candidates, including conducting ongoing research and development and providing general and administrative support for these operations. We expect to continue to incur net operating losses for at least the next several years as we advance GRANITE, SLATE, and CORAL and any future product candidates through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility.

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

In March 2022, we filed the 2022 Shelf Registration Statement, covering the offering of up to $250.0 million of various equity and debt securities, including the sale and issuance of up to $100.0 million worth of shares of our common stock under the 2022 ATM Offering Program. Through September 30, 2023, we have received aggregate proceeds from our 2022 ATM Offering Program of $22.1 million, net of commissions and offering costs, pursuant to the issuance of 7,889,000 shares. As of September 30, 2023, we have $77.2 million available under the 2022 ATM Offering Program.

In April 2022, we received the second tranche payment of $2.7 million under the CEPI Funding Agreement.

In July 2022, we entered into the Loan Agreement with Hercules and SVB, which provides us with a 60-month term loan facility for the Company up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, we drew $20.0 million from the first tranche, and we drew an additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available if and when we meet certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, which provides the Company the ability to draw up to $10.0 million through December 15, 2023. As of September 30, 2023, the Company has not drawn the additional $10.0 million. The term loan is secured by substantially all of our assets, other than intellectual property. There are no warrants associated with the Loan Agreement. See Note 8 to our condensed consolidated financial statements for additional information.

In March 2023, Gritstone, Hercules and SVB entered into the First Amendment to amend the minimum liquidity requirements under the Loan Agreement. Under the Amended Loan Agreement, beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as our market capitalization is no greater than $400.0 million, we are subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether we achieve certain performance milestones.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $628.7 million as of September 30, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of our unaudited interim condensed consolidated financial statements. The accompanying unaudited interim condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The unaudited interim condensed consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Nine Months Ended September 30,
	2023	2022
Cash used in operating activities	$(102,140)	$(85,572)
Cash provided by investing activities	64,046	33,188
Cash provided by financing activities	9,400	18,733
Net decrease in cash and cash equivalents	$(28,694)	$(33,651)

Cash Used in Operating Activities

During the nine months ended September 30, 2023, cash used in operating activities was $102.1 million, which consisted of net loss of $107.7 million, adjusted by non-cash charges of $23.3 million and net changes in our operating assets and liabilities of $17.7 million. The non-cash charges consisted primarily of depreciation and amortization expense of $5.7 million, amortization of debt discount and issuance costs of $0.9 million, stock-based compensation of $8.8 million and non-cash operating lease expense of $10.3 million, partially offset by net amortization of premiums and discounts on marketable securities of $2.4 million. The change in our operating assets and liabilities was primarily due to decreases of $0.4 million in accrued compensation, $3.3 million in accrued and other non-current liabilities, $14.9 million in lease liability, $3.8 million in deferred revenue, $1.4 million in accounts payable, offset by increases of $0.4 million in accrued research and development expense, $4.3 million in deposits and other long-term assets and $1.4 million in prepaid expenses and other current assets.

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

Cash Provided by Investing Activities

During the nine months ended September 30, 2023, cash provided by investing activities was $64.0 million, which consisted of $91.1 million in proceeds from the maturity of marketable securities, offset by $22.7 million in purchases of marketable securities and $4.4 million of capital expenditures to purchase property and equipment.

During the nine months ended September 30, 2022, cash provided by investing activities was $33.2 million which consisted of $102.2 million in proceeds from the maturity of marketable securities, offset by $64.6 million in purchases of marketable securities and $4.4 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the nine months ended September 30, 2023, cash provided by financing activities was $9.4 million, which primarily consisted of $9.9 million in proceeds from long-term debt, net of debt discount and issuance costs, $2.6 million in proceeds from the issuance of common stock under the 2022 ATM Offering program, and $0.5 million in proceeds from the issuance of common stock under the employee stock purchase plan, offset by $2.5 million in financing and offering costs, $0.9 million in taxes paid related to net share settlement of restricted stock units and $0.2 million in payment of financing lease.

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

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $99.1 million, of which $2.4 million of the payments are due in 2023. See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the three and nine months ended September 30, 2023 and 2022, no royalties were due from the sales of licensed products. The table above does not include any milestone or royalty payments to the counterparties to these agreements as the amounts, timing and likelihood of such payments are not known. See Note 9 to our condensed consolidated financial statements for additional information.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of September 30, 2023, our management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of September 30, 2023, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended September 30, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below, or in Part I, Item 1A of our Annual Report on Form 10-K filed with the SEC on March 9, 2023 and any subsequent quarterly filings could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic, inflation, the high interest rate environment, and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2022 filed with the SEC on March 9, 2023, Part II, Item 1A of our Quarterly Report on Form 10-Q for the months ended March 31, 2023 filed with the SEC on May 11, 2023, and Part II, Item 1A of our Quarterly Report on Form 10-Q for the months ended June 30, 2023 filed with the SEC on August 9, 2023, except as set forth below.

A significant portion of the funding for the continued development of our next-generation samRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19 is currently expected to come from the BARDA Contract, and if BARDA were to decline to pursue any of the gated stages, eliminate, reduce, delay, or object to extensions for funding available to us under the BARDA Contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

We anticipate that a significant portion of the funding for the continued development of our next generation self-amplifying mRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19 will come from the BARDA Contract. The BARDA Contract provides for funding of up to an estimated $433.0 million to conduct a 10,000 participant randomized Phase 2b comparative study evaluating our self-amplifying RNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19. The base period under the BARDA Contract includes government funding of only up to approximately $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Our ability to receive any of the remaining $423.0 million in additional funding provided for under the BARDA Contract is dependent on BARDA electing to continue to fund additional two gated stages, which it may do or not do at its sole discretion. The base period for performance under the BARDA Contract runs from September 2023 to March 2024. The option periods for the two additional gated stages run from January 2024 to March 2026 and from July 2024 to July 2026. In addition, BARDA is entitled to terminate the BARDA Contract for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period may ultimately cost more than is covered by the BARDA Contract and may require a longer performance period to complete than is remaining under the terms of the BARDA Contract. BARDA is not required to provide funding above the approximately $10.0 million currently obligated for the base period of the BARDA Contract, nor is BARDA required to extend the base period of performance or elect to pursue any of the gated stages. If activities covered under the base period cost us more than the approximately $10.0 million currently obligated for the base period under the BARDA Contract, and we are unable to secure additional funding from BARDA to complete performance of the base period activities, we would have to bear the cost to complete the activities. Further, if we are unable to complete the base period activities during the base period due to circumstances that may be either within or outside of our control, including, among others, any potential delays in sourcing an approved comparator vaccine, and BARDA is unwilling to allow for additional time, then BARDA may decide to terminate the BARDA Contract.

Moreover, the continuation of the BARDA Contract primarily depends on our ability to meet development milestones previously agreed to with BARDA and on our compliance with certain operating procedures and protocols. Further, as an organization, we are relatively new to government contracting and the related regulatory compliance obligations, and are continuing to develop and implement our internal compliance processes. BARDA may suspend or terminate the BARDA Contract should we fail to achieve key milestones or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols, and there can also be no assurance that the BARDA Contract will not be terminated, that the BARDA Contract will be extended through the exercise of the gating periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under the BARDA Contract. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If the BARDA Contract is terminated or suspended, if there is any reduction or delay in funding under the BARDA Contract, or if BARDA determines not to elect to pursue any of the gated stages under the BARDA Contract, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities for our next-generation self-amplifying mRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19, which could materially harm our business.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

None.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/2018	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	05/06/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/2021	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/10/2022	4.3

10.1#	Contract between the Company and the Biomedical Advanced Research and Development Authority, dated September 27, 2023.				X

10.2#	Nonexclusive License and Development Agreement between the Company and Genevant Sciences GmbH, dated as of January 15, 2021.				X

10.3#	Amendment No.1 to Nonexclusive License and Development Agreement between the Company and Genevant Sciences GmbH, dated as of January 29, 2021.				X

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

					X

101.INS	Inline XBRL Instance Document	X

101.SCH	Inline XBRL Taxonomy Extension Schema Document	X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document	X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document	X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document	X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document	X

104	The cover page from the Company’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2023 has been formatted in Inline XBRL.	X

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

Gritstone bio, Inc.

Date:	November 8, 2023	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vassiliki Economides
Vassiliki Economides
Chief Financial Officer (Principal Financial Officer)