Form 10-K
period 2023-12-31
Gritstone bio, Inc.
filed 2024-03-05
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2023

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM TO

Commission File Number 001-38663

Gritstone bio, Inc.

(Exact name of Registrant as specified in its Charter)

Delaware	47-4859534
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)
5959 Horton Street, Suite 300 Emeryville, CA	94608
(Address of principal executive offices)	(Zip Code)

(510) 871-6100

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Trading Symbol(s)	Name of each exchange on which registered
Common Stock, $0.0001 par value per share	GRTS	The Nasdaq Stock Market LLC

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

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☒	Smaller reporting company	☒

Emerging growth company	☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the Registrant has filed a report on and attestation to its management assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☐

If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐

Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

The aggregate market value of the common stock of the registrant held by non-affiliates as of June 30, 2023 (the last business day of the registrant’s most recently completed second fiscal quarter) was approximately $173.7 million, based on the closing price of the registrant’s common stock, as reported by the Nasdaq Stock Market LLC on June 30, 2023 of $1.95 per share. Shares of the registrant’s common stock held by each executive officer, director, and holder of 5% or more of the outstanding common stock have been excluded in that such persons may deemed to be affiliates of the registrant. This calculation does not reflect a determination that certain persons are affiliates of the registrant for any other purpose. Further information concerning the security holdings of the registrant’s executive officers, directors and principal stockholders is included or incorporated by reference in Part III, Item 12 of this Annual Report on Form 10-K.

The number of shares of Registrant’s Common Stock outstanding as of March 1, 2024 was 98,065,594.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the registrant’s definitive Proxy Statement relating to the 2024 Annual Meeting of Shareholders are incorporated by reference into Part III of this Annual Report on Form 10-K where so indicated herein. Such definitive Proxy Statement will be filed with the Securities and Exchange Commission within 120 days after the fiscal year to which this report relates. Except with respect to information specifically incorporated by reference in this Annual Report on Form 10-K, the Proxy Statement shall not be deemed to be filed as part hereof.

i

PART I

Note Regarding Forward-Looking Statements

This Annual Report on Form 10-K, including “Business” in Part I Item I and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II Item 7, contains “forward-looking statements” within the meaning of Section 21E of the Securities Exchange Act of 1934, as amended (Exchange Act). All statements included in this Annual Report on Form 10-K other than statements of historical fact are statements that could be deemed forward-looking statements. In some cases, you can identify forward-looking statements by terminology such as “aim,” “anticipate,” “assume,” “believe,” “contemplate,” “continue,” “could,” “due,” “estimate,” “expect,” “goal,” “intend,” “may,” “objective,” “plan,” “predict,” “potential,” “positioned,” “seek,” “should,” “target,” “will,” “would” and other similar expressions that are predictions of or indicate future events and future trends, or the negative of these terms or other comparable terminology. These forward-looking statements include, but are not limited to, statements about:

•
the sufficiency of our capital resources and timing of our cash runway, as well as our actual needs for additional financing and our ability to obtain additional capital on terms that are attractive to us, if at all;
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
•
our expectations regarding the impact of the COVID-19 pandemic on our operations and our ability to manage such impact;
•
the accuracy of our estimates of our expenses, future revenue and capital requirements;
•
our future financial performance;
•
developments and projections relating to our competitors and our industry, including the success of competing therapies that are or may become available; and
•
our ability to attract and retain key management and technical personnel.

These statements relate to future events or to our future financial performance and involve known and unknown risks, uncertainties and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by these forward-looking statements. Factors that may cause actual results to differ materially from current expectations include, among other things, those listed under “Item 1A. Risk Factors” and elsewhere in this Annual Report on Form 10-K. Any forward-looking statement in this Annual Report on Form 10-K reflects our current views with respect to future events as of the date of this Annual Report on Form 10-K and is subject to these and other risks, uncertainties and assumptions relating to our operations, results of operations, industry and future growth. Given these uncertainties, you should not place undue reliance on these forward-looking statements. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason, even if new information becomes available in the future.

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

In oncology, we develop vaccines that aim to destroy tumors through CD8+ (killer) T cell recognition of tumor cells by virtue of their surface display of neoantigens (i.e., peptides that are presented on cancer cells when certain mutations occur in tumor DNA). We have two clinical-stage oncology programs, both targeting the treatment of common solid cancers. The first, GRANITE, focuses on the development of individualized or fully-personalized vaccines based on each patient’s tumor DNA/RNA sequence (i.e., each vaccine is developed for each individual patient). The second, SLATE, focuses on development of “off-the-shelf” vaccines for sets of patients that share common tumor antigens, including neoantigens. Our scientific approaches to GRANITE and SLATE are similar, and we believe the technologies we developed to execute against them, i.e., to identify neoantigens accurately and deploy powerful killer T cell-stimulating vectors to deliver them, are capable of driving more potent and durable immune responses.

In infectious disease, we develop therapeutic and prophylactic vaccines targeting both T cells and B cells. We believe we are leading the field of development and application of self-amplifying mRNA ("samRNA"), a rapidly emerging next-generation platform technology. Our unique approach to immunogen design, whereby our vaccines deliver, as appropriate, whole proteins to drive neutralizing antibodies ("nAbs") and/or protein fragments to drive T cell responses, has the potential to both neutralize incoming pathogens (through nAbs) and kill infected cells through CD8+ T cell recognition of foreign, pathogen-derived peptides displayed on the surface of infected cells.

Our Key Technologies and Capabilities

Epitope Discovery: Gritstone EDGE™ (Epitope Discovery for GEnomes) Antigen Discovery and T cell Target Identification Platform

Antigen presentation to T cells is hard to predict since multiple biological steps must be comprehended within any prediction system, and antigenic peptide fragments are displayed on the cell surface by highly variable human leukocyte antigen ("HLA") molecules that vary subject-to-subject. Our proprietary epitope discovery platform, EDGE™, has demonstrated the ability to offer accurate identification of T cell antigens that can be recognized by the immune system on tumor or virally-infected cells.

In the case of tumor cells, mutations in tumor DNA provide a large set of altered candidate protein fragments that the immune system can recognize. In oncology we use EDGE™ to identify and select those mutations that are most likely to serve as tumor-specific neoantigens ("TSNA"), i.e., those neoantigens on the tumor that will best serve as targets for killer T cells.

Developing cancer immunotherapies that include TSNA is challenging because tumors typically have hundreds of mutations, but only a small percentage of such mutations result in TSNA. Using EDGE™, we are able to sequence data from a patient’s routine core needle tumor biopsy in an effort to predict which mutations will generate TSNAs most likely to be presented on the tumor cell surface by the patient’s particular HLA.

We believe that EDGE™ leads the field in TSNA identification and previously available technologies are not able to predict the presence of TSNA with sufficient accuracy to design an effective therapy. We have observed a 9-to 10-fold improvement in prediction performance with our EDGE™ platform compared to traditional approaches and published these data in Nature Biotechnology in December 2018. In addition to applying EDGE™ in our current clinical programs, we are using it to identify targets from novel classes of tumor antigens. We are also developing a new model within EDGE that leverages recent technological developments and data to drive improved prediction of peptide presentation of HLA Class II intended to complement our already-robust prediction of peptide presentation by HLA Class I. We believe accurate prediction of antigen presentation is a key component to the development of neoantigen-based cancer vaccines, and continually work to improve the performance of EDGE™ for this important application.

In infectious disease, we use EDGE™ to analyze the DNA/RNA sequence of a pathogen with the goal of predicting which gene fragments will likely function as T cell antigens on the surface of virally infected cells. EDGE™ allows us to design the components of our vaccine candidates to include the specific target antigens for administration to humans (immunogens), with the aim of generating strong immune responses to those antigens to achieve a desired biological effect. Such immune responses can be prophylactic (e.g., protecting against viral infections) or therapeutic (e.g., treating virally infected individuals with the aim of eradicating the virus).

Our first U.S. patent covering the EDGE™ technology was issued in 2018. We continue to identify novel classes of tumor antigens and expand the application of EDGE™ in both cancer and infectious disease.

Next-generation Proprietary Vectors (ChAd and samRNA)

Following the identification of suitable targets with the help of EDGE™, we encode such targets within our vaccine vectors to deliver the payload and stimulate the immune system. We have developed two proprietary vectors that we deploy with the aim of eliciting the desired immune response; chimpanzee adenovirus (“ChAd”) and samRNA.

In oncology, we deploy both vectors via a heterologous prime-boost (i.e. vaccination with one vector followed by the other, in this case ChAd then samRNA). We selected ChAd and samRNA because we believe they are the best vectors for inducing and boosting CD8+ T cells in our cancer vaccine programs, and developed and have optimized our proprietary ChAd and samRNA vectors with the aim of driving potent and durable immune responses.

In infectious disease, we deploy one or both vectors based on the desired therapeutic or prophylactic immune response. We believe the independent and “mix and match” application of our vectors is one of our core competencies.

Chimpanzee Adenovirus 68 (ChAd)

ChAd vectors have been utilized in clinical studies in infectious disease and oncology over the past 20 years and are well-recognized as a leading vector for induction of T cells. They have been demonstrated to be well tolerated and effective at generating rapid and substantial CD8+ and CD4+ T cell responses. For that reason, we use ChAd as the “prime” in our prime-boost regimen within oncology. Additionally, ChAd vectors can induce B cell immune responses (i.e., elicit nAbs). We developed our proprietary ChAd vector employing an E4 deletion to improve viral production efficiency in manufacturing.

Self-amplifying mRNA (samRNA)

samRNA is a next-generation RNA platform technology that has several potential benefits over mRNA relevant to oncology and infectious disease. In multiple clinical studies, samRNA has been demonstrated to be capable of eliciting longer-lasting and potentially stronger immune responses than mRNA-based vaccines in COVID-19. We believe that our samRNA has the ability to boost pre-existing T cell responses and the potential to drive differentiated immune responses (potent and durable) in both oncology and infectious disease.

Like traditional mRNA vaccines, samRNA vaccines use the host cell’s transcription system to produce target antigens to stimulate adaptive immunity. Unlike traditional mRNA, the samRNA replicates once inside the cell, leading to high and durable antigen expression, as shown in the figure below.

Our samRNA vector is based on a synthetic RNA molecule derived from a wild-type Venezuelan Equine Encephalitis Virus replicon with the goal of extending the duration and magnitude of immunogen expression to drive potent and durable immune responses. Our samRNA is delivered in a lipid nanoparticles (LNP) formulation.

We were the first to introduce samRNA encapsulated in LNP into clinical trials in 2018. Potential benefits of samRNA may include extended duration and magnitude of antigen expression, strong and durable induction or boosting of neutralizing antibody and T cell immunity (CD8+ and CD4+), dose sparing, and a refrigerator-stable product.

Figure 1.	Self-amplifying mRNA (samRNA) replicates within transduced cells, potentially driving stronger and more durable immune responses compared to first-generation mRNA vaccines

In-house GMP Manufacturing

We manufacture our product candidates at our own fully integrated current good manufacturing practice ("GMP") biomanufacturing facilities. We believe that our ability to control the manufacturing of high-quality vaccine products, and scale production, if early data are positive, is critical for efficient clinical development and commercialization. We have invested significant resources in our sequencing lab and our biomanufacturing facility to address these needs and position ourselves to control the critical steps in the production of our vaccine candidates.

Immunogen Design

Immunogen design is a key element in vaccine development. A foundational aspect of immunogen design is understanding how vaccines might work for each individual application. Understanding how to elicit specific beneficial T cell responses is crucial to the development of effective therapeutic cancer vaccines. Successful vaccine strategies for infectious disease pathogens require wholly different approaches for the elicitation of antibodies to the pathogen surface antigen.

Our unique approach to immunogen design, whereby our vaccines can deliver both surface antigens to drive nAbs and protein fragments to drive T cell responses, enables us to optimize our vaccine candidates to engage both arms of the immune system for both antibody and T cell production. Due in part to our chimeric design capabilities, our vaccines have the potential to both neutralize incoming pathogens (through nAbs) and kill infected cells through CD8+ T cell recognition of foreign, pathogen-derived peptides displayed on the surface of infected cells.

Translational Immunology

Through our work, we gain invaluable insights that go from “bench-to-manufacturing-to-bedside” and back. We have processes in place to translate these insights across our internal functions and systems to optimize our vaccine innovation efforts, incorporate them into our research and development work, advance our programs and optimize our product candidates throughout the development cycle.

A notable example of how we used our translational work to optimize our vaccines occurred within SLATE, our program focused on developing vaccines intended for sets of patients that share common tumor antigens. In SLATE, we utilized outcomes from our first candidate (SLATE v1) to develop an optimized, second candidate (SLATE-KRAS) which has since exhibited immunogenic superiority over SLATE v1 in both model systems and human studies. Our continuous learnings regarding fundamental mechanisms of innate and adaptive immunity, including the interplay between CD4+ and CD8+ T cell development, and the evolution of antibody responses following vaccination, are a key element in our effort to develop potent and durable vaccines.

Our Strategy

We believe that our team of industry leaders, each possessing specific expertise across our core disciplines of cancer genomics, immunology and vaccinology, clinical development, regulatory medicine, and biomanufacturing, can successfully deliver groundbreaking vaccine-based immunotherapies for cancer and infectious disease by executing on the following strategic priorities:

•
Continue optimizing and leveraging our proprietary Gritstone EDGE™ platform and maximizing its utility across treatment modalities. We use EDGE to predict, with high accuracy, T cell targets for our oncology and infectious disease programs. This is critical for our GRANITE program, where each patient’s targets are individualized. It also serves an important role in our SLATE and CORAL programs, where we incorporate novel tumor and viral immunogens, respectively, into our vaccines. In oncology, we continue to improve EDGE by expanding its ability to identify novel classes of tumor antigens (such as gene fusions and alternative splicing) across our programs. We also continue to extend EDGE’s application in areas that we believe could further enhance our vaccines, including a new model of EDGE focused on presentation of peptides presented by HLA Class II molecules. In infectious diseases, we continue to optimize EDGE to identify T cell targets and conserved areas of viruses which could deliver longer-lasting immune responses. EDGE is a key strategic asset to us and we continue to invest in its future with more training data and improved deep learning models, such as large language models.
•
Continue optimizing and deploying our next-generation vectors to drive potent and durable immune responses suited to the clinical context. ChAd and samRNA are our two vaccine platforms chosen based on their unique and synergistic properties. We originally chose ChAd because of its previously-demonstrated ability to prime CD8+ T cells. We originally chose samRNA as we believed it could be uniquely effective at boosting pre-existing T cell responses. In multiple studies across our oncology programs, we have exhibited the ability to deploy them in combination to drive potent and durable immune responses suited to the clinical context. In CORAL, we have demonstrated the ability of samRNA alone to potentially drive broader and more durable immune responses than current FDA-approved vaccines for COVID-19. We believe that samRNA is rapidly emerging as a well-tolerated, scalable and widely-applicable platform technology for infectious diseases. We are further optimizing these proprietary vectors for their use across our programs in oncology and infectious disease.
•
Continue advancing the GRANITE program through randomized, controlled trials with the goal of evaluating earlier lines of treatment and additional tumor types. Phase 1/2 clinical data to date have demonstrated positive safety results and GRANITE’s potential to drive therapeutic immune responses in immunologically “cold” tumors. We believe this represents a potentially transformative development, since these tumor types have typically demonstrated not responsive to today’s approved checkpoint inhibitors, and major unmet need persists. We intend to advance GRANITE into multiple randomized studies against earlier lines of treatment where immune responses tend to be stronger and patients tend to experience increased benefit. We also intend to further evaluate GRANITE’s capacity to drive immune responses in “cold” tumors, as we believe this could be a clear differentiator within the field. GRANITE is now in a randomized Phase 2/3 clinical trial as a front-line maintenance treatment for patients with metastatic, microsatellite stable colorectal cancer (MSS-CRC). If successful in this setting, further trials in most solid tumors can be contemplated, in both metastatic and adjuvant contexts.
•
Continue advancing and optimizing our SLATE program to include other antigen classes to both broaden applicable patient population and drive multiple antigens per patient. SLATE is our program focused on developing vaccines intended for sets of patients that share common tumor antigens. SLATE vaccines are produced and delivered to clinical sites proactively and can be administered rapidly upon patient selection (achieved by standard commercial screening for driver mutations). Phase 1/2 clinical trial within SLATE has provided proof-of-concept for the approach. We believe that SLATE is ready for “plug and play” application across solid tumor indications and shared tumor antigen classes. Our long-term vision is to continue optimizing this vaccine candidate to include other antigen classes to both broaden the addressable patient population and enable multiple antigens to be delivered to each patient, which is likely to reduce acquired resistance.
•
Continue advancing the CORAL program and conduct research and development on additional pathogens/infectious diseases. We believe the novel approach we have taken with CORAL, which combines our samRNA platform technology and incorporates novel immunogens intended to drive B and T cell immunity, has great potential to drive differentiated immune responses to infectious disease pathogens in the prophylactic and therapeutic settings. Phase 1 results from our CORAL program demonstrated potent, broad and durable immune responses to COVID-19. These Phase 1 results also supported our decision to seek to contract with the Biomedical Advanced Research and Development Authority ("BARDA") to conduct a comparative Phase 2b study designed to evaluate our vaccine candidate as a potential next-generation vaccine for COVID-19. Our strategy within infectious disease is to continue advancing CORAL in COVID-19, which we expect to derisk our vaccine platform, and strategically deploy our capabilities against additional pathogens, of which there are many we find promising.
•
Continue building, automating, and optimizing our in-house biomanufacturing capabilities to increase scalability and capacity. We believe the speed, quality, reliability, and scalability of our manufacturing capabilities is a core competitive advantage for our clinical development and potential commercial success. We have successfully internalized all biomanufacturing steps, driving product quality. We have internalized the majority of our quality control testing elements as well, though we outsource where prudent and feasible. We believe that operating our own manufacturing facility provides us with enhanced control of material supply for both clinical trials and the commercial market, will enable the more rapid implementation of process changes, and will allow for better long-term manufacturing cost control.
•
Continue to pursue collaborations to realize the full potential of our programs, technologies and capabilities. The breadth of our EDGE platform and proprietary vaccine vectors enable application to a variety of disease areas and formats. Each of our vaccine programs (i.e., GRANITE, SLATE, CORAL, etc.) represents a potential platform technology. We believe that between oncology and infectious disease, the opportunity to develop novel immunotherapies using our technologies is vast. We intend to continue to seek out collaboration opportunities around certain aspects of our programs and assets, as we believe we will benefit from the resources and capabilities of other organizations in the development and commercialization of such diverse immunotherapies.

Pipeline

Our unique capabilities have enabled us to advance potentially differentiated clinical assets across multiple therapeutic areas. The table below summarizes key information about our pipeline.

Figure 2.	Our Pipeline

* Randomized trial in newly-diagnosed metastatic patients

Oncology Programs

Immuno-oncology (I-O) represents one of the most significant advances in the history of cancer treatment and has saved and extended the lives of an incalculable number of people since the discovery of the T cell receptor in 1982. However, despite advances in the field, the benefits of today’s immunotherapies, namely checkpoint inhibitors ("CPIs"), are limited only to those patients whose immune systems have recognized their tumor. Within CPI therapy, solid tumor patients, whose tumors have been infiltrated by CD8+ T cells (commonly referred to as “hot” tumors), typically respond to therapy, while the majority of cancer patients, whose tumors lack immune infiltration (commonly referred to as “cold” tumors), typically experience disease progression that leads to death. The primary challenge in the field today, which we intend to overcome with our approach to oncology, is to extend the positive outcomes seen in “hot” tumors to “cold” tumors by activating (i.e., “priming”) de-novo (naïve) T cells, thus enabling the immune system to recognize the tumor and form an army of neoantigen-specific CD8+ T cells to enable tumor destruction.

Immunologically “cold” tumors represent many of the deadliest and hardest-to-treat cancers we know today, and unleashing the immune system (notably CD8+ T cells) against them could represent the next transformational advance in I-O.

Figure 3.	Gritstone’s Approach: Induce CD8+ T cells Against “Cold” Solid Tumors Using Antigen Selection + Prime-boost Approach

Neoantigens are a novel class of targets for cancer immunotherapy and have been validated in cancer patients as potentially the most critical T cell targets. Neoantigens comprise short, tumor-specific, mutated peptide sequences presented on cancer cells, referred to as TSNA.

When a solid tumor patient responds to CPI therapy, there is abundant evidence they do so because T cells that recognize TSNA are activated, enabling them to traffic to and engage the tumor. In GRANITE, we sequence the patients’ tumor in-house and then use EDGE™ to identify mutations most likely to serve as TSNA. In SLATE, identifying patients’ driver mutations (and, thus, whether they are eligible for the “off the shelf” vaccine) can be done locally using commercially available sequencing.

The Prime-Boost Approach: Our Construct and Antigen Delivery System for GRANITE and SLATE

Having identified the proper neoantigens to incorporate the vaccine, the next step is to deliver the payload such that it primes naïve CD8+ T cells (activating and expanding them) and sustains their activity over time. To achieve this, we deploy a “heterologous prime-boost” immunization, whereby we use ChAd to prime naïve T cells and samRNA to augment/sustain or “boost” the immune response (Figure 3 above). There is abundant literature demonstrating that the heterologous prime boost approach (whereby you “prime” with one vector and then “boost” with a different vector, both delivering the same antigens) can elicit greater and longer-lasting levels of immune response compared to the immune response obtained by single vaccination or by inoculations with the same vector (see Figure 4).

In oncology, our vaccine candidates (within the GRANITE and SLATE programs) consist of (1) a prime vector and (2) a boost vector, both of which contain (3) a neoantigen cassette:

1.
ChAd Prime Vector. Our prime vector is a chimpanzee adenovirus. We believe an adenoviral vector is one of the most potent antigen-delivery platforms to prime naïve T cells. There is extensive clinical experience demonstrating that ChAd vectors are generally well tolerated and consistently generate rapid and substantial CD4+ and CD8+ T cell responses. Findings from our studies are consistent with these general observations.
2.
SamRNA Boost Vector. Our boost vector is a self-amplifying mRNA. Once in the cell, the injected source RNA replicates, amplifying the number of copies within the cells and leading to production of large amounts of the delivered target antigens. The presence of large quantities of antigen in an immune-stimulating environment drive profound antigen-specific T cell responses (adaptive immune responses). Additionally, samRNA has demonstrated the ability to be administered multiple times as a boost (well-tolerated and potentially efficacious upon ‘repeat boosting’). Additional potential benefits of samRNA include extended antigen expression, nAb and T cell induction, and dose sparing potential.
3.
Neoantigen Cassette. Within each of the two vectors used for the prime and boost immunizations, we include a cassette that contains neoantigens. For GRANITE, we have designed the cassette to contain 20 TSNA, based on several considerations, including TSNA prediction performance, breadth of the tumor-specific immune response and potential immune competition and manufacturing factors. The cassette is designed and made uniquely for each patient based upon their tumor sequence data and EDGE™-based TSNA predictions. For SLATE, the cassette is fixed for all patients, and contains common driver mutations (e.g. KRAS), which are known to be processed and presented by certain HLA molecules such as neoantigens that are shared between some patients. Most SLATE patients’ tumors will only present a single neoantigen contained within the shared cassette. In contrast, although all of the mutations in a GRANITE cassette are contained within the patient’s own tumor and can activate T cell responses post immunizations, it is expected that some of the delivered mutations, while present in the tumor genome, will not be processed and presented as a tumor cell surface neoantigenic HLA-peptide complex. We expect this to be acceptable by the U.S. Food and Drug Administration (“FDA”), since these sequences are not wild-type (found in normal cells) and, therefore, only an irrelevant mutated peptide-specific immune response is expected to be elicited.

We believe that continued strong immune pressure upon the tumor is likely necessary to prevent immune escape by the tumor and drive a durable clinical response.

Figure 4.	Comparison of Heterologous Prime-Boost with Homologous Prime-Boost and Prime Alone

Methods for evaluating efficacy in oncology, including circulating tumor DNA (ctDNA)

Today’s standard method of evaluating early efficacy outcomes in advanced cancer therapy is based on radiology, a tool developed to determine the size of a tumor. Its success relies on the assumption that tumor shrinkage is necessary for clinical benefit to ensue (RECIST criteria). Increasingly, radiology, which was developed primarily for use in targeted therapy, has demonstrated imprecision in evaluating efficacy of I-O therapies or treatments. This is due to the fact that modern I-O approaches, including ours, aim to drive T cells into lesions, wherein they proliferate and could temporarily increase tumor lesion size (radiologic pseudo progression), possibly rendering traditional radiologic tools uninformative and misleading.

We believe that circulating tumor DNA ("ctDNA") response data, together with overall survival figures, are important methods to predict and measure outcomes from novel therapeutics such as ours. This is why we selected molecular response, or change in ctDNA, as the primary endpoint in the Phase 2 portion of our Phase 2/3 clinical trial of GRANITE in MSS-CRC. Data from Phase 1/2 clinical trials of both GRANITE and SLATE have demonstrated an association between molecular response and overall survival, together with evidence of radiologic pseudo progression at early timepoints.

GRANITE individualized neoantigen-based vaccine program

GRANITE is our individualized neoantigen-based vaccine program for solid tumor cancers. Development of our GRANITE vaccines begins with receipt of a routine tumor biopsy from the patient. Next, we sequence the tumor sample in-house to identify tumor mutations and apply our proprietary EDGE™ platform to identify which mutations form TSNA most likely to be presented on the patient’s tumor. Using these TSNA, we design and manufacture a vaccine that contains the relevant neoantigens for that specific patient, which is administered by simple intramuscular injection alongside a patients’ normal course of treatment. Our individualized immunotherapy candidates are designed to fit easily into a community oncology setting, where most oncology patients are treated. GRANITE was granted Fast Track designation by the FDA for the treatment of MSS-CRC.

Our Phase 1/2 clinical trial evaluating GRANITE in combination with CPIs in third-line MSS-CRC and other advanced solid tumors has demonstrated positive results. Among all cohorts, the vaccine regimen was shown to be generally well-tolerated with no dose limiting toxicities and demonstrated consistent and potent CD8+ neoantigen-specific T cell induction. Additionally, an association between molecular responses (as measured by reduction in circulating tumor DNA, ctDNA) and improved clinical outcomes (including overall survival) was observed in MSS-CRC subjects.

As of August 31, 2022, and as shown in the figures below, the median overall survival ("mOS") among molecular responders in the MSS-CRC cohort was 22 months (median not yet reached). This compares to mOS of 7.8 months in evaluable MSS-CRC patients who did not exhibit a molecular response in the trial, and a general 6-7 months against standard of care (Trifluridine/tipiracil combo and Regorafenib monotherapy). Within the MSS-CRC cohort, we observed a molecular response rate ("MRR") of 55% molecular (6/11 evaluable patients; molecular response defined as ≥30% reduction in ctDNA from baseline). Interim results from the Phase 1/2 clinical trial of GRANITE were published in Nature Medicine in August 2022.

Upon assessing initial results of the GRANITE Phase 1/2 clinical trial, we discussed potential registrational paths with the FDA and subsequently initiated a randomized, controlled Phase 2/3 clinical trial in newly diagnosed metastatic CRC patients that has registrational intent (NCT05141721). The Phase 2/3 clinical trial, which is evaluating GRANITE as a front-line maintenance treatment in patients with MSS-CRC who have initiated FOLFOX (or FOLFOXIRI)-bevacizumab therapy, was announced in late 2021. The first patient was enrolled in the ongoing Phase 2 portion of the Phase 2/3 clinical trial in January 2022, and enrollment in the Phase 2 trial of the study was completed in August 2023. We expect to share preliminary efficacy data from the Phase 2 portion of the Phase 2/3 clinical trial in the first quarter of 2024.

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

3 Grothey et al., The Lancet 381, 303-312 (2013)

* Data cut-off 31-Aug-2022

** GRTS vaccine candidates have not been studied head-to-head with those listed.

SLATE “off-the-shelf” neoantigen-based immunotherapy vaccine

Our “off-the-shelf” TSNA-directed vaccine program, SLATE, utilizes the same heterologous prime-boost approach as GRANITE but contains TSNA that are shared across a subset of cancer patients (rather than TSNA customized for each patient). The key differentiator and advantage of SLATE as compared to GRANITE is speed. SLATE vaccines are produced and delivered to clinical sites proactively and can be administered rapidly upon patient identification (achieved by standard commercial screening for driver mutations). We believe vaccines capable of targeting neoantigens from common tumor driver mutations, such as SLATE, have a clear potential clinical utility and commercialization advantages that are complementary to individualized vaccines.

An initial version of SLATE (SLATE v1) was studied in a Phase 1/2 clinical trial in patients with metastatic solid tumors (n = 26). SLATE v1 demonstrated induction of CD8+ T cells against multiple KRAS driver mutations and greatest activity was observed in a subset of non-small cell lung cancer ("NSCLC") patients with KRASmut G12C mutations. With these initial data, we developed a second SLATE candidate that exclusively includes epitopes from mutated KRAS (SLATE-KRAS) and evaluated it under the same study protocol. In results shared at ESMO 2022, SLATE-KRAS exhibited immunogenic superiority over SLATE v1 in human HLA-transgenic mice and cancer patients and demonstrated similar molecular response and overall survival trends as those seen in Phase 1/2 clinical trial of GRANITE. In 38 patients with advanced solid tumors evaluating both SLATE v1 (n =26) and SLATE-KRAS (n=12), the candidates demonstrated a 39% MRR in evaluable patients with MSS-CRC and NSCLC and among the 18 patients with NSCLC, a molecular response was correlated with extended median OS (mOS of 9.6 months in molecular responders vs. 4.5 months in non-responders).

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

* CTAs – cancer testis antigens; HERVs – human endogenous retroviruses; neoORFs – noncanonical open reading frames

Infectious Disease Programs

We currently have two clinical-stage infectious disease programs; (i) CORAL, a next-generation COVID-19 program and a (ii) collaboration with Gilead Sciences, Inc. (“Gilead”) to develop a therapeutic vaccine for human immunodeficiency virus (“HIV”). The HIV program represents the first therapeutic application of our platform against an infectious disease. CORAL is intended to serve as proof-of-concept for our ability to develop potent, durable samRNA vaccines for prophylactic application. The HIV program represents the first therapeutic application of our platform against an infectious disease.

CORAL – Next-Generation COVID-19 Vaccine Program

We initiated the CORAL program in 2021 in response to emerging limitations of first-generation COVID-19 vaccines. Today, it is intended to serve as proof-of-concept for our ability to drive more potent and durable responses than those of current vaccines in prophylactic applications. As seen in COVID-19 and other infectious diseases, immune responses can vary, viruses mutate, and nAbs wane, necessitating re-dosing (boosters). An approach capable of inducing a potent, broad and durable immune response could have great utility against COVID-19 and many other viral and infectious diseases.

In multiple Phase 1 clinical trials within the CORAL program, we generated data demonstrating that our samRNA vaccines induced high neutralizing antibody levels that sustained for at least 12 months. This is a clear potential differentiation from currently approved COVID-19 vaccines, from which the neutralizing antibody levels are known to wane below protective levels after four to six months. Results from these studies also demonstrated that our samRNA vaccines elicited potent cytotoxic cellular responses against Spike and other conserved targets regions of the virus. Collectively, these results provided early signals of potential advantages of samRNA over first-generation mRNA against COVID-19.

In September 2023, we entered into a contract with BARDA (the “BARDA Contract”), to run a 10,000 participant, randomized Phase 2b double-blinded study to compare the efficacy, safety, and immunogenicity of our next-generation COVID-19 vaccine candidate (a samRNA vaccine candidate) with an approved COVID-19 vaccine (the “Phase 2b CORAL Study”).

We believe that our CORAL vaccine candidates have the potential to improve both B cell and T cell responses to Spike and other viral proteins, and drive potent and long-lasting immunity to COVID-19. By creating a cassette that targets several viral antigens including Spike protein and additional TCE from the SARS-CoV-2 virus, some of which are highly conserved between viral strains (such as SARS and SARS-CoV-2), we also believe our CORAL vaccine candidates could provide protection against both current and future variants of COVID-19, as well as the potential to protect against future coronavirus pandemics. While mutations in the Spike protein may reduce protection by antibodies (since the antibody target changes its shape), broad T cell immunity and long-term memory to different viral proteins may provide a second layer of clinical protection. The CORAL program is supported by BARDA, the Bill &

Melinda Gates Foundation, the Coalition for Epidemic Preparedness Innovation (“CEPI”) and the National Institute of Allergy and Infectious Diseases (“NIAID”).

In addition to advancing a potential next-generation vaccine against COVID-19, our CORAL program is intended to serve as proof of concept for applying our infectious disease approach (driving both B cell and T cell responses using samRNA) for the prevention and treatment of various infectious diseases.

HIV Vaccine in Collaboration with Gilead Sciences, Inc.

In January 2021, we entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine-based immunotherapy for HIV. Together, we aim to develop an HIV-specific therapeutic vaccine using our proprietary prime-boost vaccine platform, comprised of samRNA and adenoviral vectors, with antigens developed by Gilead. Under the terms of the agreement, Gilead invested $60.0 million, consisting of a $30.0 million upfront cash payment and a $30.0 million equity investment at the closing. Gilead is responsible for conducting a Phase 1 clinical trial for the HIV-specific therapeutic vaccine and holds an exclusive option under the collaboration to obtain an exclusive license to develop and commercialize the HIV-specific therapeutic vaccine beyond the Phase 1 clinical trial. We are also eligible to receive up to an additional $725.0 million if the option is exercised and if certain clinical, regulatory and commercial milestones are achieved, as well as mid-single-digit to low double-digit tiered royalties on net sales upon commercialization. The HIV program is currently in Phase 1.

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

New Developments

On February 12, 2024, we announced that we are preparing to launch the Phase 2b trial of our next-generation COVID-19 vaccine supported by BARDA in the Fall of 2024 rather than first quarter of 2024. This is to allow use of GMP-grade raw materials in our samRNA vaccine, which is expected to increase the regulatory utility of the trial. This decision was made following communications with the FDA.

On February 29, 2024, we announced an approximately 40% reduction of our workforce. The move followed the recently announced delay of the proposed Phase 2b CORAL Study, which resulted in Gritstone not receiving external funding it previously anticipated beginning in 1Q 2024, associated with the initiation of the study. The reduction primarily impacted our employees within vaccine manufacturing and clinical infectious disease operations.

License and Collaborations

NCI Clinical Trial Collaboration

In January 2023, we entered into a clinical trial agreement with the National Cancer Institute (“NCI”) to evaluate an autologous T cell therapy expressing a T cell receptor targeting mutated KRAS in combination with Gritstone’s KRAS-directed vaccine candidate, SLATE-KRAS in a Phase 1 study. An IND to run the Phase 1 study was cleared by the U.S. Food and Drug Administration (FDA) in October 2023. This collaboration remains ongoing.

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

The identification, validation, selection and development of the TCRs was conducted during a 5-year research term that was extended by an amendment in 2023 and that concluded on January 31, 2024. The research collaboration was governed by a joint steering committee with representatives from Gritstone and 2seventy. We and 2seventy exchanged non-exclusive licenses to carry out the research program, and, on a selected target-by-selected target basis, we have granted 2seventy an exclusive worldwide license to research, develop, and commercialize resulting cell therapy products directed to such targets, including rights to utilize TCRs discovered by us. The license term ends on a country-by-country and product candidate-by-product candidate basis based on completion of all payments owed to us by 2seventy thereon. Either party may terminate the 2seventy Agreement upon written notice to the other party in the event of the other party’s uncured material breach, subject to a dispute resolution process. In addition, 2seventy may terminate the 2seventy Agreement for convenience upon prior written notice to us.

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

2020 License Agreement with Genevant Sciences GmbH

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

In August 2023, the 2020 Genevant Agreement was amended to terminate the options to license the LNP technology for additional indications.

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

2021 License Agreement with Genevant Sciences GmbH

On January 15, 2021, we entered into a Non-Exclusive License and Development Agreement with Genevant (2021 Genevant Agreement). Pursuant to the 2021 Genevant Agreement, we obtained a nonexclusive license to Genevant’s LNP Technology to develop and commercialize self-amplifying RNA vaccines against SARS-CoV-2. Further, we (i) agreed to pay Genevant an upfront payment of $1.5 million and (ii) are subject to (x) additional payments up to an aggregate of $191.0 million per product, upon achievement of certain development and commercial milestones and (y) tiered royalties ranging from the mid-single digits to mid-teens on net sales of licensed products for a royalty term lasting until the later of expiration of the last covered patent under the 2021 Genevant Agreement. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of any amounts that we receive from sublicenses to the COVID-19 program subject to certain conditions. The 2021 Genevant Agreement further expands our intellectual property rights to the LNP technology originally obtained pursuant to the Arbutus License Agreement.

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

2023 License Agreement with Genevant Sciences GmbH

In August 2023, we entered into an Option and Non-Exclusive License and Development Agreement (the “2023 Genevant License Agreement”) with Genevant. Pursuant to the 2023 Genevant License Agreement, we obtained a multi-year option for a non-exclusive license under Genevant’s LNP technology on a pathogen-by-pathogen basis to develop and commercialize samRNA vaccines against infectious disease. Under the 2023 Genevant License Agreement, (i) we made a $2.5 million upfront payment to Genevant, recorded as research and development expense for the three and nine months ended September 30, 2023, and (ii) Genevant is eligible to receive from us option maintenance and exercise fees in the single digit millions and up to an aggregate of $136.0 million in contingent milestone payments per product, subject to increase for multi-pathogen products and in other specified circumstances, and royalties ranging from the mid to high single digits on future product sales. If we outlicense an applicable infectious disease program, in lieu of certain of these payments, Genevant may be entitled to a percentage of amounts that we receive from its sublicensee. None of the milestone events under the 2023 Genevant License Agreement had occurred as of December 31, 2023.

The 2023 Genevant Agreement continues in effect until the last to expire royalty term or early termination. The 2023 Genevant Agreement is terminable by us for convenience with 90 days prior written notice. Either us or Genevant may terminate the 2023 Genevant Agreement for material breach, subject to a cure period, and Genevant may terminate it, among others, if we challenge a licensed patent.

CEPI Funding for CORAL Program

In August 2021, CEPI agreed to provide funding of up to $20.6 million to us to advance our CORAL program, with an initial clinical trial of our second-generation COVID-19 vaccine in South Africa. Under the terms of that agreement (CEPI Funding Agreement), CEPI is funding a multi-arm Phase 1 clinical trial evaluating the CORAL program’s samRNA vaccine in naïve, convalescent, and HceIV+ patients. The trial is evaluating three different samRNA vaccine constructs that each targets both the spike protein and other non-spike SARS-CoV-2 antigens, and is designed to drive both robust B and T cell immune responses.

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

The scope and continuation of the CEPI Funding Agreement may be amended depending on ongoing developments of the COVID-19 outbreak and the success of our COVID-19 vaccine candidate developed under the CEPI Funding Agreement relative to other third-party COVID-19 vaccine candidates or treatments. In December 2021, we and CEPI amended the CEPI Funding Agreement to provide for up to $5 million in additional funding to conduct a Phase 1 clinical trial of the CORAL program’s Omicron vaccine candidate in South Africa. In January 2024, the Company and CEPI entered into a second amendment to the CEPI Funding Agreement, which repurposed certain unspent funds for preclinical immunogenicity studies for use for preclinical challenge studies.

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

Biomedical Advanced Research and Development Authority

In September 2023, we entered into the BARDA Contract. Under the BARDA Contract, we may be eligible to receive funding of up to an estimated $433.0 million to conduct the Phase 2b CORAL Study. The BARDA Contract consists of a base period (expected to end on or before the first quarter of 2024, though this period may be extended) and a total contract period-of-performance (base period plus two stages gated at BARDA’s discretion) of up to approximately four years. The base period for the BARDA Contract includes BARDA's funding of up to approximately $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Following successful completion of the base period, the BARDA Contract provides for up to approximately $423.0 million of additional BARDA funding for two stages gated at BARDA’s discretion in support of the clinical trial execution and additional analyses for the clinical trial. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience.

BARDA informed us that administration of funding associated with the activities beyond the base period of the BARDA Contract is expected to be administered by the RRPV Consortium. In early 2024, we applied to the RRPV Consortium for these funds associated with activities beyond the base period of the BARDA Contract. As of the date of this Annual Report on Form 10-K, we are in discussions with the RRPV Consortium regarding our application. For additional information on all our license and collaboration arrangements, see “Collaboration and License Agreements” in Note 7 to our consolidated financial statements.

Manufacturing

Manufacturing is an important component of the development of our vaccines and is of particular importance to GRANITE, our individualized immunotherapy platform.

The manufacture of our GRANITE vaccine vectors involves complex processes, including per-patient plasmid production, mammalian cell production of virus and RNA synthesis and lipid encapsulation. The manufacturing process begins with receipt of a patient’s routine biopsy and blood sample at our Massachusetts facility, where we perform TSNA identification is performed using our EDGE™ platform. The TSNA sequences generated by our platform are sent electronically to our California manufacturing facility to generate the patient-specific TSNA cassette, which is then cloned into each of the ChAd and samRNA vectors and amplified. Following amplification, the ChAd vector containing the cassette is further manufactured into the final drug product and vialed onsite. In parallel at our California facility, the samRNA vector is manufactured into RNA, formulated into LNP, and vialed onsite. Currently, the entire manufacturing process, from biopsy receipt at our facilities to the release and shipment of the individualized immunotherapy candidate to the clinical site for patient administration, often takes approximately 14 to 16 weeks.

Production of GRANITE candidates requires two distinct elements: tumor biopsy analysis to determine candidate neoantigens followed by manufacture of vectors containing an individualized cassette encoding the selected neoantigens. Each element is completed specifically for each patient.

Conversely, SLATE and CORAL vaccine candidates are “off-the-shelf", meaning they contain a fixed cassette and are manufactured and delivered to clinical sites such that they can be administered on demand. As an “N of 1” product candidate, GRANITE is manufactured in real-time for each patient, which involves a greater logistical burden. Unlike GRANITE, the manufacturing of SLATE and CORAL candidates is not generally time-sensitive and while manufacturing scale differs, both are relatively straightforward operationally. For our CORAL program, manufacturing of early-stage clinical lots was initiated on our California manufacturing facility in 2020 and we have continued to produce next-generation, variant-specific clinical lots within this facility. Our CORAL product candidates include samRNA and/or adenoviral vectors to deliver SARS-CoV-2 viral antigens. Additional scale-up activities involving contract manufacturing organizations (“CMOs”) will be needed as the CORAL program progresses potentially leading to large demand for the product candidates.

We are devoting significant resources to our manufacturing and process development in an effort to maintain the potential safety and efficacy of our product candidates, as well as to reduce our per-unit manufacturing costs and time to market. Within GRANITE, we aim and expect the production and release timeline (and associated cost) to diminish over time due to process scaling, potential improvements in production and testing technologies, internal process expertise, internalization of potential reductions in regulatory testing requirements based on clinical experience.

Our goal is to carefully manage our fixed-cost structure, maximize optionality, and drive long-term cost of goods as low as possible. We have used a hybrid approach to manufacturing and release of our individualized immunotherapy candidates whereby certain elements of our product candidates are manufactured and tested on an outsourced basis at CMOs, and other elements of our product candidates are manufactured and released internally at the 42,600 square foot manufacturing facility we established in 2017 in California, all designed in compliance with cGMP.

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

In addition to the current standard of care for patients, a number of parties in the field of immunotherapy are pursuing commercial and academic clinical trials. Results from these trials have fueled continued interest in immunotherapy, and our competitors include:

•
In the neoantigen space, BioNTech AG in collaboration with Genentech Inc., Moderna Therapeutics, Inc. in collaboration with Merck & Co. Inc., Achilles Therapeutics, Astrazeneca plc, Evaxion Biotech A/S, NousCom AG, Nykode Therapeutics AS in collaboration with Genentech Inc., Transgene SA, and Geneos Therapeutics, Inc.
•
In the infectious disease space, Moderna, Pfizer Inc., BioNTech AG, AstraZeneca plc, Johnson & Johnson, Merck, Novavax, Inc., Sanofi, GlaxoSmithKline plc, Arcturus Therapeutics in collaboration with CSL, and CureVac AG, Evaxion Biotech A/S, and Replicate Bioscience, Inc.
•
In the samRNA space, GlaxoSmithKline plc, Arcturus Therapeutics, Inc., HDT Bio, Corp. and Imperial College London in collaboration with AstraZeneca plc, and Replicate Bioscience, Inc.

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

Intellectual Property

Our commercial success depends in part on our ability to obtain and maintain proprietary protection for our products and services, to operate without infringing the proprietary rights of others, and to prevent others from infringing our proprietary rights. We rely on a combination of patents and trade secrets, as well as contractual protections, to establish and protect our intellectual property rights. We seek to protect our proprietary position by, among other things, filing patent applications in the United States and internationally. Our patent estate includes patents and patent applications with claims relating to our products, methods, and manufacturing processes, and broader claims for potential future products and developments. As of December 31, 2023, our solely-owned patent portfolio includes, on a worldwide basis, pending patent applications and issued patents relating to our products, methods, and manufacturing processes.

As of December 31, 2023, our solely-owned patent estate includes a portfolio of pending patent applications and issued patents, including those related to our epitope discovery platform, next-generation vectors, and immunogen designs. Details regarding these portfolios are provided below.

As of December 31, 2023, our solely-owned patent portfolio related to our epitope discovery platform, includes domestic and international patent rights with claims related to antigen identification and related compositions, uses and manufacture. Any patents that have or may issue from these patent rights are expected to expire between 2036 and 2044, absent any patent term adjustments or extensions.

As of December 31, 2023, our solely-owned patent portfolio related to our next-generation vectors included domestic and international patent rights with claims related to ChAd- and samRNA-based compositions and their related uses and manufacture. Any patents that have or may issue from these patent rights are expected to expire between 2037 and 2044, absent any patent term adjustments or extensions.

As of December 31, 2023, our solely-owned patent portfolio related to our immunogen designs included domestic and international patent rights with claims related to oncology and infectious disease immunogen and their related uses and manufacture. Any patents that have or may issue from these patent rights are expected to expire between 2039 and 2044, absent any patent term adjustments or extensions.

In addition to patents, we have filed for trademark registration with the United States Patent and Trademark Office ("USPTO") as well as certain other international trademark agencies, for “GRITSTONE,” “GRANITE,” “SLATE” and our logo. Furthermore, we rely upon trade secrets, know-how and continuing technological innovation to develop and maintain our competitive position.

In some instances, we submit patent applications directly with the USPTO as provisional patent applications. Provisional applications for patents were designed to provide a lower-cost first patent filing in the United States. Corresponding non-provisional patent applications must be filed not later than twelve (12) months after the provisional application filing date. The corresponding non-provisional application benefits in that the priority date(s) of the patent application is/are the earlier provisional application filing date(s), and the patent term of the finally issued patent is calculated from the later non-provisional application filing date. This system allows us to obtain an early priority date, add material to the patent application(s) during the priority year, obtain a later start to the patent term and to delay prosecution costs, which may be useful in the event that we decide not to pursue examination in an application. We file U.S. non-provisional applications and Patent Cooperation Treaty (“PCT”) applications that claim the benefit of the priority date of earlier filed provisional applications, when applicable. The PCT system allows a single application to be filed within twelve (12) months of the original priority date of the patent application, and to designate PCT member states in which national patent applications can later be pursued based on the international patent application filed under the PCT. The PCT searching authority performs a patentability search and issues a non-binding patentability opinion which can be used to evaluate the chances of success for the national applications in foreign countries prior to having to incur the filing fees. Although a PCT application does not issue as a patent, it allows the applicant to seek protection in any of the member states through national-phase applications.

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

We further own trade secrets relating to our technology, and we maintain the confidentiality of proprietary information to protect aspects of our business that are not amenable to, or that we do not consider appropriate for, patent protection. We seek to protect our trade secrets and know-how by entering into confidentiality agreements with third parties, consultants and employees who have access to such trade secrets and know-how. These agreements provide that all confidential information concerning our business or financial affairs developed or made known to the individual during the course of the individual’s relationship with us are to be kept confidential and not disclosed to third parties except in specific circumstances. In addition, we enter into employment agreements that require employees to assign to us any inventions, trade secrets or know-how that they develop while employed by us. Although we take steps to protect our proprietary information and trade secrets, including through agreements with our employees and consultants, these agreements may be breached, or third parties may independently develop substantially equivalent proprietary information and techniques or otherwise gain access to our trade secrets or disclose our technology. Thus, we may not be able to meaningfully protect our trade secrets. To the extent that our employees, consultants, scientific advisors or other contractors use intellectual property owned by others in their work for us, disputes may arise as to the rights in related or resulting know-how and inventions.

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

In the United States, the FDA regulates biologic products under both the Federal Food, Drug and Cosmetic Act (“FDCA”) and the Public Health Service Act and their respective implementing regulations. Our product candidates are subject to regulation by the FDA as biological products. Biological products require the submission of a biologics license application (“BLA”) and licensure, which constitutes approval, by the FDA before being marketed in the United States. None of our product candidates has been approved by the FDA for marketing in the United States, and we currently have no BLAs pending. Failure to comply with applicable FDA or other requirements at any time during product development, clinical testing, the approval process or after approval may result in administrative or judicial sanctions. These sanctions could include the FDA’s refusal to approve pending applications, suspension or revocation of approved applications, warning letters, product recalls, product seizures, total or partial suspensions of manufacturing or distribution, injunctions, fines, civil penalties or criminal prosecution.

The process required by the FDA before biologic product candidates may be marketed in the United States generally involves the following:

•
completion of preclinical laboratory tests and animal studies performed in accordance with the FDA’s good laboratory practice, or GLP, regulations;
•
submission to the FDA of an IND which must become effective before clinical trials may begin;
•
approval by an independent Institutional Review Board (“IRB”) or ethics committee at each clinical site before the trial is commenced;
•
performance of adequate and well-controlled human clinical trials in accordance with the IND, protocol, and FDA’s good clinical practice (“GCP”) regulations to establish the safety, purity and potency of the proposed biologic product candidate for its intended purpose;
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

Preclinical and Clinical Development

Prior to beginning the first clinical trial with a product candidate, we must submit an IND to the FDA. An IND is a request for authorization from the FDA to administer an investigational new drug product to humans. The central focus of an IND submission is on the general investigational plan and the protocol(s) for clinical studies. The IND also includes results of animal and in vitro studies assessing the toxicology, pharmacokinetics, pharmacology, and pharmacodynamic characteristics of the product; chemistry, manufacturing, and controls information; and any available human data or literature to support the use of the investigational product. An IND must become effective before human clinical trials may begin. The IND automatically becomes effective 30 days after receipt by the FDA, unless the FDA, within the 30-day time period, raises safety concerns or questions about the proposed clinical trial. In such a case, the IND may be placed on clinical hold and the IND sponsor and the FDA must resolve any outstanding concerns or questions before the clinical trial can begin. Submission of an IND therefore may or may not result in FDA authorization to begin a clinical trial. In addition to the submission of an IND to the FDA before initiation of a clinical trial in the United States, under the National institutes of Health ("NIH") Guidelines for Research Involving Recombinant or Synthetic Nucleic Acid Molecules (NIH Guidelines) supervision of human gene transfer trials includes evaluation and assessment by an institutional biosafety committee (IBC) a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

Clinical trials involve the administration of the investigational product to human subjects under the supervision of qualified investigators in accordance with GCPs, which include the requirement that all research subjects provide their informed consent for their participation in any clinical study. Clinical trials are conducted under protocols detailing, among other things, the objectives of the study, the parameters to be used in monitoring safety and the effectiveness criteria to be evaluated. Generally, a separate submission to the IND must be made for each successive clinical trial conducted during product development and for any subsequent protocol amendments. While the IND is active, progress reports summarizing the results of the clinical trials and nonclinical studies performed since the last progress report, among other information, must be submitted at least annually to the FDA, and written IND safety reports must be submitted to the FDA and investigators for serious and unexpected suspected adverse events, findings from other studies suggesting a significant risk to humans exposed to the same or similar drugs, findings from animal or in vitro testing suggesting a significant risk to humans, and any clinically important increased incidence of a serious suspected adverse reaction compared to that listed in the protocol or investigator brochure.

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

If regulatory approval of a product is granted, such approval will be granted for particular indications and may entail limitations on the indicated uses for which such product may be marketed. For example, the FDA may approve the BLA with a Risk Evaluation and Mitigation Strategy ("REMS") to ensure the benefits of the product outweigh its risks. A REMS is a safety strategy to manage a known or potential serious risk associated with a product and to enable patients to have continued access to such medicines by managing their safe use. A REMS program may be required to include various elements, such as a medication guide or patient package insert, a communication plan to educate healthcare providers of the drug’s risks, or other elements to assure safe use, such as limitations on who may prescribe or dispense the drug, dispensing only under certain circumstances, special monitoring and the use of patient registries. The FDA also may condition approval on, among other things, changes to proposed labeling or the development of adequate controls and specifications. Once approved, the FDA may withdraw the product approval if compliance with pre- and post-marketing requirements is not maintained or if problems occur after the product reaches the marketplace. The FDA may require one or more Phase 4 post-market studies and surveillance to further assess and monitor the product’s safety and effectiveness after commercialization and may limit further marketing of the product based on the results of these post-marketing studies.

Expedited Development and Review Programs

The FDA offers a number of expedited development and review programs for qualifying product candidates. The fast track program is intended to expedite or facilitate the process for reviewing new product candidates that meet certain criteria. Product candidates are eligible for fast track designation if they are intended to treat a serious or life-threatening disease or condition and demonstrate the potential to address unmet medical needs for the disease or condition. Fast track designation applies to the combination of the product candidate and the specific indication for which it is being studied. The sponsor of a fast-track product candidate has opportunities for frequent interactions with the review team during product development. A fast-track product candidate may also be eligible for rolling review, where the FDA may consider for review sections of the BLA on a rolling basis before the complete application is submitted, if the sponsor provides a schedule for the submission of the sections of the BLA, the FDA agrees to accept sections of the BLA and determines that the schedule is acceptable, and the sponsor pays any required user fees upon submission of the first section of the BLA.

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

In 2017, the FDA established the new regenerative medicine advanced therapy ("RMAT") designation as part of its implementation of the 21st Century Cures Act, which was signed into law in December 2016. To qualify for RMAT designation, the product candidate must meet the following criteria: (1) it qualifies as a RMAT, which is defined as a cell therapy, therapeutic tissue engineering product, human cell and tissue product, or any combination product using such therapies or products, with limited exceptions; (2) it is intended to treat, modify, reverse, or cure a serious or life-threatening disease or condition; and (3) preliminary clinical evidence indicates that the drug has the potential to address unmet medical needs for such a disease or condition. Like fast track and breakthrough therapy designation, RMAT designation provides potential benefits that include more frequent meetings with FDA to discuss the development plan for the product candidate and eligibility for rolling review and priority review. Products granted RMAT designation may also be eligible for accelerated approval on the basis of a surrogate or intermediate endpoint reasonably likely to predict long-term clinical benefit, or reliance upon data obtained from a meaningful number of sites, including through expansion to additional sites. Once approved, when appropriate, the FDA can permit fulfillment of post-approval requirements under accelerated approval through the submission of clinical evidence, clinical studies, patient registries, or other sources of real-world evidence such as electronic health records; through the collection of larger confirmatory datasets; or through post-approval monitoring of all patients treated with the therapy prior to approval.

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

Emergency Use Authorization

The Commissioner of the FDA, under delegated authority from the Secretary of Health and Human Services (“HHS”), may, under certain circumstances in connection with a declared public health emergency, allow for the marketing of a product that does not otherwise comply with FDA regulations by issuing an Emergency Use Authorization (“EUA”) for such product. Before an EUA may be issued by HHS, the Secretary must declare an emergency based on a determination that public health emergency exists that affects or has the significant potential to affect, national security, and that involves a specified biological, chemical, radiological, or nuclear agent or agents ("CBRN"), or a specified disease or condition that may be attributable to such CBRN. On February 4, 2020, the HHS Secretary determined that there is such a public health emergency that involves the virus now known as SARS-CoV-2, the virus that causes the COVID-19 infection. Once the determination of the threat or emergency has been made, the Secretary of HHS must then declare that an emergency exists justifying the issuance of EUAs for certain types of products (referred to as EUA declarations). On March 27, 2020, the Secretary of HHS declared, on the basis of his determination of a public health emergency that has the potential to affect national security or the health and security of U.S. citizens living abroad that involves SARS-CoV-2, that circumstances exist justifying authorization of drugs and biologics during the COVID-19 pandemic, subject to the terms of any EUA that is issued. On May 11, 2023, the COVID-19 public health emergency declaration expired, but the end of the public health emergency declared by HHS does not affect FDA’s ability to authorize products under EUAs or existing EUA declarations.

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

Clinical trials of medicinal products in the European Union must be conducted in accordance with EU and national regulations and the International Conference on Harmonization (ICH) guidelines on GCPs, as set out in EU Commission Implementing Regulation (EU) 2017/556, EU Regulation (EU) 2016/679, (General Data Protection Regulations) ("GDPR"), as well as the applicable regulatory requirements and the ethical principles that have their origin in the Declaration of Helsinki. Additional GCP guidelines from the European Commission, focusing in particular on traceability, apply to clinical trials of advanced therapy medicinal products (ATMPs). If the sponsor of the clinical trial is not established within the European Union, it must appoint an EU entity to act as its legal representative. The sponsor must take out a clinical trial insurance policy, and in most EU member states, the sponsor is liable to provide ‘no fault’ compensation to any study subject injured in the clinical trial.

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

The European Commission published new proposed legislation in late April 2023 which, if adopted by the European Parliament and the Council of Ministers, will introduce significant number of changes to the regulatory procedures described above. This may potentially affect the MA renewal procedure and the internal organization of the EMA (disbanding of CAT).

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

In late April 2023, the European Commission published new proposed legislation. If adopted by the European Parliament and the Council of Ministers, this legislation will introduce new data and market exclusivity periods which are likely to include additional requirements and modulation mechanisms. Moreover, it is possible that the proposed legislation also foresees a potential reduction in regulatory requirements for the grant of MA for generics and biosimilars.

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

In the European Union, an application for designation as an orphan product can be made any time prior to the filing of the application for MA. Orphan drug designation entitles a party to incentives such fee reductions or fee waivers, protocol assistance, and access to the centralized procedure. Upon grant of an MA, and if the orphan designation is confirmed by the EMA's Committee for Orphan Medicinal Products (COMP), orphan medicinal products are entitled to a ten-year period of market exclusivity for the approved therapeutic indication, which means that the regulatory authorities cannot accept another MAA, grant an MA, or accept an application to extend an MA for a similar product for the same indication for a period of ten years. The period of market exclusivity is extended by two years for orphan medicinal products that have also complied with an agreed pediatric investigation plan (PIP). No extension to any supplementary protection certificate can be granted on the basis of pediatric studies for orphan indications. Orphan drug designation does not convey any advantage in, or shorten the duration of, the regulatory review and approval process.

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

The European Commission published new proposed legislation in late April 2023 which, if adopted by the European Parliament and the Council of Ministers, will introduce significant number of changes to the market exclusivities granted to orphan medicinal products and the related procedures and requirements.

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

The advertising and promotion of medicinal products is also subject to laws concerning promotion of medicinal products, interactions with physicians, misleading and comparative advertising and unfair commercial practices. All advertising and promotional activities for the product must be consistent with the approved summary of product characteristics, and therefore all off-label promotion is prohibited. Direct-to-consumer advertising of prescription medicines is also prohibited in the European Union. Although general requirements for advertising and promotion of medicinal products are established under EU directives, the details are governed by regulations in each member state and can differ from one country to another. A new legislative proposal by the European Commission published in late April 2023 contains new proposed rules, which, if adopted by the European Parliament and the Council, will restrict comparative advertising of medicinal products in the EU.

The aforementioned EU rules are generally applicable in the European Economic Area (EEA), which consists of the 27 EU member states plus Norway, Liechtenstein and Iceland.

Failure to comply with EU and member state laws that apply to the conduct of clinical trials, manufacturing approval, MA of medicinal products and marketing of such products, both before and after grant of the MA, manufacturing of pharmaceutical products, statutory health insurance, bribery and anti-corruption or with other applicable regulatory requirements may result in administrative, civil or criminal penalties. These penalties could include delays or refusal to authorize the conduct of clinical trials, suspension of the conduct of clinical trials, rejection of clinical trial data, or refusal to grant MA, product withdrawals and recalls, product seizures, suspension, withdrawal, revocation or variation of the MA, total or partial suspension of production, distribution, manufacturing or clinical trials, operating restrictions, injunctions, suspension of licenses, significant fines and criminal penalties.

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

The Directive was replaced by the Regulation (EU) 2017/746 of the European Parliament and of the Council on in vitro diagnostic medical devices (EU IVDR) that entered into force in May 2017, and which initially included a 5-year transition period until its original effective date of May 26, 2022. Unlike the Directive, that specifies certain requirements that must be achieved by each Member State and permits each Member State to decide how to transpose the Directive into national law to meet those requirements, the IVDR has direct binding legal force throughout every Member State without the need for national implementation. However, due to multiple challenges to the EU IVDR being ready for full application by the May 2022 implementation date, Regulation (EU) 2022/112 of the Parliament and of the Council was published on 25 January 2022 allowing for a delay to the application of the IVDR by amending the transition provision for certain in vitro diagnostic medical devices. For products classified as Class C under the IVDR, the transition period allows for legacy devices with a valid declaration of conformity drawn up prior to May 26, 2022 to continue to be placed on the market until May 26, 2026. However, certain IVDR requirements, including post-market surveillance, market surveillance, vigilance, and registration of economic operators and devices remained effective on the May 26, 2022 implementation date. On January 23, 2024, the European Commission announced proposals to further extend the IVDR transition provisions in order to ensure availability of IVDs. Under the proposal, the transition period in the IVDR will be extended to December 2028 for Class C high individual and/or moderate public health risk devices. Medical devices certified under the Directive may benefit from the extension provided they meet certain conditions (i.e., continue to comply with the Directive, not be the subject of significant changes on design or intended purpose, etc.). The proposal needs to be adopted by the European Parliament and Council before it enters into force.

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

Data Privacy and Security Laws

Numerous state, federal and foreign laws, including privacy and consumer protection laws and regulations, govern the collection, dissemination, use, access to, confidentiality, and security of personal information, including health-related information. In the United States, numerous federal and state laws and regulations, including data breach notification laws, health information privacy and security laws, state privacy laws and regulations, and state consumer protection laws and regulations (e.g., Section 5 of the FTC Act, the California Consumer Privacy Act ("CCPA"), and the Confidentiality of Medical Information Act ("CMIA")), that govern the collection, use, disclosure, and protection of health-related and other personal information could apply to our operations or the operations of our partners. In addition, certain foreign laws, including the GDPR in the EEA, govern the privacy and security of personal data, including health-related data in certain circumstances, many of which differ from each other in significant ways and may not have the same effect, thus complicating compliance efforts. Failure to comply with these laws, where applicable, can result in the imposition of significant civil and/or criminal penalties and private litigation. Privacy and security laws, regulations, and other obligations are constantly evolving, may conflict with each other to complicate compliance efforts, and can result in investigations, proceedings, or actions that lead to significant civil and/or criminal penalties and restrictions on processing of personal information and other data.

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

In addition, the U.S. government, state legislatures and foreign governments have continued implementing cost-containment programs, including price controls, restrictions on coverage and reimbursement and requirements for substitution of generic products. Third-party payors are increasingly challenging the prices charged for medical products and services, examining the medical necessity and reviewing the cost effectiveness of pharmaceutical or biological products, medical devices and medical services, in addition to questioning safety and efficacy. Adoption of price controls and cost-containment measures, and adoption of more restrictive policies in jurisdictions with existing controls and measures, could further limit sales of any product. Decreases in third-party reimbursement for any product or a decision by a third-party payor not to cover a product could reduce physician usage and patient demand for the product. No regulatory authority has granted approval for an individualized cancer immunotherapy based on a vaccine approach, and there is no model for reimbursement of this type of product.

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

In March 2010, the ACA was signed into law, which substantially changed the way healthcare is financed by both governmental and private insurers in the United States, and significantly affected the pharmaceutical industry. The ACA contains a number of provisions of particular import to the pharmaceutical and biotechnology industries, including, but not limited to, those governing enrollment in federal healthcare programs, a new methodology by which rebates owed by manufacturers under the Medicaid Drug Rebate Program are calculated for drugs that are inhaled, infused, instilled, implanted or injected, and annual fees based on pharmaceutical companies’ share of sales to federal health care programs. Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace from February 15, 2021 through August 15, 2021. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments which went into effect April 1, 2013 and will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022 unless additional Congressional action is taken.

Moreover, there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, including through increasing manufacturer contributions to offset Medicare beneficiary costs, bring more transparency to drug pricing rationale and methodologies, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including removing the statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability effective January 1, 2024, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid, and facilitate the importation of certain lower-cost drugs from other countries. More recently, on August 16, 2022, the Inflation Reduction Act of 2022, or IRA, went into law. Among other things, the IRA requires manufacturers of certain drugs to engage in price negotiations with Medicare (beginning in 2026), imposes rebates under Medicare Part B and Medicare Part D to penalize price increases that outpace inflation (beginning in 2023) and replaces the Part D coverage gap discount program with a new discounting program (beginning in 2025). The IRA permits the Secretary of the Department of Health and Human Services to implement many of these provisions through guidance, as opposed to regulation, for the initial years. For that and other reasons, it is currently unclear how the IRA will be effectuated. At the state level, legislatures have increasingly passed legislation and implemented regulations designed to control pharmaceutical product pricing, including price or patient reimbursement constraints, discounts, restrictions on certain product access and marketing cost disclosure and transparency measures, and, in some cases, designed to encourage importation from other countries and bulk purchasing.

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

In our Type-C meeting with OTAT, the FDA reviewed the Phase 2/3 clinical study design for the planned study evaluating front-line maintenance in patients with MSS-CRC and discussed approaches for a registrational path. We believe we have aligned with the FDA to conduct a combined, yet regulatorily and statistically distinct Phase 2/3 clinical study. Molecular response is the primary endpoint for the phase 2 component of the trial, an exploratory efficacy endpoint in the FDA’s view. We expect that preliminary Phase 2 data, including molecular response, RECIST radiologic response and Progression-Free Survival (utilizing iRECIST/iPFS as well as RECIST/PFS), together with available ctDNA data will be previewed with the FDA in a subsequent meeting. We expect that the MSS-CRC patient population will be defined with local testing to exclude MSI-Hi patients, with reference data characterizing the expected negligible contributory effect of PD-(L)1/ipilimumab in combination with GRANITE.

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

In November 2023, we submitted an IND application to the FDA for our Phase 2b CORAL Study designed to evaluate our next-generation CORAL vaccine candidate against COVID-19. In December 2023, we were notified by the FDA that our Phase 2b CORAL Study had been placed on clinical hold. In January 2024, we received the formal clinical hold letter from the FDA, identifying certain

CMC and clinical deficiencies. The FDA informed us that, among other changes, we will be required to use GMP-grade materials in the manufacture of the vaccine as well as implement minor changes in the clinical trial protocol. We are working on preparing a complete response to the FDA’s letter in an effort to remove the clinical hold from our IND application. This includes re-manufacturing our CORAL vaccine candidate to be used in the Phase 2b CORAL Study with GMP-grade materials.

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

As of December 31, 2023, we had 231 full-time employees, including a total of 54 employees with M.D. or Ph.D. degrees. Within our workforce, 98 employees are engaged in research and development, 78 in manufacturing and quality, and 55 are engaged in business development, finance, legal, human resources, facilities, information technology and general management and administration. None of our employees are represented by labor unions or covered by collective bargaining agreements. We consider our relationship with our employees to be good.

Corporate Information

We were founded in August 2015 as a Delaware corporation. In May 2021, we changed our name from Gritstone Oncology, Inc. to Gritstone bio, Inc. Our principal executive offices are located at 5959 Horton Street, Suite 300, Emeryville, California 94608, and our telephone number is (510) 871-6100. Our website address is www.gritstonebio.com. The information on, or that can be accessed through, our website is not part of this Annual Report on Form 10-K and is not incorporated by reference herein. We have included our website address as an inactive textual reference only. We also use our website as a means of disclosing material non-public information and for complying with our disclosure obligations under Regulation FD.

We file electronically with the Securities and Exchange Commission (SEC) our annual reports on Form 10-K, quarterly reports on Form 10-Q and current reports on Form 8-K pursuant to Section 13(a) or 15(d) of the Exchange Act. We make available on our website at www.gritstonebio.com, free of charge, copies of these reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. The SEC maintains a website that contains reports, proxy and information statements, and other information regarding issuers that file electronically with the SEC. The address of that website is www.sec.gov. The information in or accessible through the SEC and our website or social media sites does not constitute part of this Annual Report on Form 10-K or any other report or document we file with the SEC, and any references to our website and social media sites are intended to be inactive textual references only.

We use Gritstone bio, Inc.®, the Gritstone bio logo, and other marks as trademarks, including, in particular, EDGETM, in the United States and other countries. This Annual Report on Form 10-K contains references to our trademarks and service marks and to those belonging to other entities. Solely for convenience, trademarks and trade names referred to in this Annual Report on Form 10-K, including logos, artwork and other visual displays, may appear without the ® or ™ symbols, but such references are not intended to indicate in any way that we will not assert, to the fullest extent under applicable law, our rights or the rights of the applicable licensor to these trademarks and trade names. We do not intend our use or display of other entities’ trade names, trademarks or service marks to imply a relationship with, or endorsement or sponsorship of us by any other entity.

Item 1A. Risk Factors.

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this Annual Report on Form 10-K, including our consolidated financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and the information contained in our other public filings before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

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
•
We will require substantial additional financing to achieve our goals, and a failure to obtain such necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, any future commercialization efforts or other operations;
•
We are restricted in our corporate activities by our existing debt facility and are considering all strategic alternatives. If we do not maintain access to funding our debt facilities, we may be required to cease operations and seek relief under Chapter 11 of the U.S. Bankruptcy Code;
•
Clinical development involves a lengthy and expensive process with an uncertain outcome, and delays can occur for a variety of reasons outside of our control;
•
Our tumor-specific cancer immunotherapy approach is based on novel ideas and technologies that are unproven and may not result in marketable products, which exposes us to unforeseen risks and makes it difficult for us to predict the time and cost of product development and potential for regulatory approval;
•
Our business is highly dependent on the successful development, regulatory approval and commercialization of our individualized vaccine product candidate and GRANITE, our “off-the-shelf” vaccine product candidate, SLATE and our COVID-19 vaccine product candidate, CORAL, which are in clinical trials;
•
We may be unable to obtain regulatory approval for our product candidates under applicable regulatory requirements. The denial or delay of any such approval would delay or prevent commercialization of our product candidates and adversely impact our potential to generate revenue, our business and our results of operations;
•
We rely, and intend to rely, on third parties in the conduct of all of our preclinical studies and clinical trials. If these third parties do not successfully carry out their contractual duties, fail to comply with applicable regulatory requirements, or fail to meet expected deadlines, we may be unable to obtain regulatory approval for our immunotherapy product candidates;
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

Product development in the biotechnology industry is a highly speculative undertaking and involves a substantial degree of risk. We are a clinical-stage biotechnology company with a limited operating history upon which you can evaluate our business and prospects. We have no products approved for commercial sale, have not yet generated any revenue from product sales and have incurred losses in each year since our inception in August 2015. Investment in biopharmaceutical product development is highly speculative because it entails substantial upfront capital expenditures and significant risk that any potential product candidate will fail to demonstrate adequate efficacy or an acceptable safety profile, gain regulatory approval and become commercially viable. In addition, as a business with a limited operating history, we may encounter unforeseen expenses, difficulties, complications, delays and other known and unknown factors and risks frequently experienced by early-stage biopharmaceutical companies in rapidly evolving fields.

We have incurred significant operating losses since our inception (for additional information, see “Liquidity” in Note 1 to our consolidated financial statements). Substantially all of our losses have resulted from expenses incurred in connection with our research and development programs and from general and administrative costs associated with our operations. Our programs will require substantial additional development time and resources before we (or our collaboration partners) will be able to apply for or receive regulatory approvals and begin generating revenue from product sales, if we are ever able to do so. In addition, we incur substantial costs associated with operating as a public company. We also do not yet have a sales organization or commercial infrastructure and, accordingly, if any of our product candidates are approved, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. We expect to continue to incur losses for the foreseeable future, and we anticipate these losses will increase as we continue to develop our current and any future immunotherapy product candidates, conduct clinical trials and pursue research and development activities. Even if we achieve profitability at some point in the future, we may not be able to sustain profitability in subsequent periods. Our prior losses, combined with expected future losses, have had and will continue to have an adverse effect on our stockholders’ equity and working capital.

We have identified conditions that raise substantial doubt about our ability to continue as a going concern.

We will require substantial funds to finance our research and development programs and support our operations. As of December 31, 2023, we had $79.3 million in cash, cash equivalents and marketable securities. We do not believe that our existing cash, cash equivalents and marketable securities will be sufficient to fund our planned operations through the next twelve (12) months. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of this Annual Report on Form 10-K. As of the date of this Annual Report on Form 10-K, the Company believes that its existing cash, cash equivalents and investments, before considering any potential default under its Loan Agreement, will only be sufficient to fund its planned operating and capital needs into the third quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors, including any potential adverse impact from any event of default under our Loan Agreement. In particular, if we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default under the minimum liquidity requirement included in the Loan Agreement in the second quarter of 2024. Upon such a default, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the second quarter of 2024. The accompanying consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

We will require substantial additional financing to achieve our goals, and a failure to obtain such necessary capital when needed on acceptable terms, or at all, could force us to delay, limit, reduce or terminate our product development programs, any future commercialization efforts or other operations.

Since our inception, we have invested a significant portion of our efforts and financial resources in research and development activities for tumor-specific cancer immunotherapies and infectious disease programs in addition to establishing our in-house manufacturing capabilities. Our preclinical studies, clinical trials and additional research and development activities will require substantial funds to complete. We anticipate that we will continue to expend substantial resources for the foreseeable future in connection with the development of our current and any future product candidates we may choose to pursue, as well as the continued development of our manufacturing capabilities and other corporate uses. Specifically, in the near term, we expect to incur substantial expenses as we advance GRANITE, SLATE, and CORAL through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. These expenditures will include costs associated with conducting preclinical studies and clinical trials, obtaining regulatory approvals, and manufacturing and supply, as well as marketing and selling any products approved for sale. In addition, other unanticipated costs may arise. Because the outcome of any of our preclinical studies or clinical trials is highly uncertain, we cannot reasonably estimate the actual amounts necessary to successfully complete the development and commercialization of GRANITE, SLATE, CORAL or any other current or future immunotherapy product candidates.

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

Our future capital requirements depend on many factors, including:

•
the scope, progress, results and costs of developing of our current and any future product candidates, including conducting preclinical studies and clinical trials, either on our own or in collaboration with others;
•
potential delays in our ongoing clinical trials, including for reasons beyond our control, such supply chain interruptions, geo-political actions, including war and regional conflicts around the world or cybersecurity events;
•
the timing of, costs involved in, and outcome of regulatory review of our product candidates;
•
the number and characteristics of any additional product candidates we develop or acquire;
•
the timing and amount of any milestone, royalty or other payments we are required to make pursuant to any current or future collaboration or license agreement;
•
the cost and timing of future commercialization activities, including legal, compliance, marketing, sales and distribution costs, for any product candidates for which we receive marketing approvals;
•
our ability to maintain existing, and establish new, strategic collaborations and licensing or other arrangements and the financial terms of any such arrangement, including the timing and amount of any future milestone, royalty or other payments due under any such arrangement;
•
any product liability or other lawsuits related to our product candidates;
•
the expenses needed to attract, hire and retain skilled personnel;
•
the costs associated with being a public company;
•
the costs involved in preparing, filing, prosecuting, maintaining, defending and enforcing our intellectual property portfolio;
•
the timing, receipt and amount of sales of our future approved products, if any; and
•
general economic conditions and trends, including inflation and market volatility, rising interest rates, the ongoing labor shortage, recent instability in the global banking sector, the federal debt ceiling and budget and the potential for government shutdowns.

Additional funds may not be available when we need them, on terms that are acceptable to us, or at all. If adequate funds are not available to us on a timely basis, we may be required to, among other things:

•
delay, limit, reduce or terminate preclinical studies, clinical trials or other research and development activities or eliminate one or more of our development programs altogether; or
•
delay, limit, reduce or terminate our efforts to establish manufacturing and sales and marketing capabilities or other activities that may be necessary to commercialize any of our product candidates that receive regulatory approval, or reduce our flexibility in developing or maintaining our sales and marketing strategy.

Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of increases in inflation and market volatility, rising interest rates, the uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, the ongoing labor shortage, disruptions to global supply chains, and regional conflicts around the world. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (SVB), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (FDIC) as receiver for SVB. While the FDIC subsequently stated that all depositors of SVB would be made whole, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights or jointly own some aspects of our technologies or product candidates that we would otherwise pursue on our own. We may not realize revenue from sales of products or royalties from licensed products in the foreseeable future, and no such revenue will be realized unless and until a product candidate is clinically tested, approved for commercialization and successfully marketed.

To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek substantial additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants, repayment obligations, or other similar restrictions that may affect our business and limit our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets.

We are restricted in our corporate activities by our existing debt facility.

On July 19, 2022, we entered into a Loan and Security Agreement (the “Loan Agreement”) with Hercules Capital, Inc., SVB, and certain financial institutions or other entities from time-to-time party thereto (the “Lenders”) pursuant to which the Lenders made available to us a secured term loan facility in an aggregate principal amount of up to $80 million (the “Term Loan”). We immediately drew $20.0 million under this facility upon entry into the Loan Agreement and have subsequently drawn another $20.0 million under this facility. In connection with the Loan Agreement, we granted the Lenders a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Subject to certain conditions, so long as our market capitalization is equal to or less than $400.0 million, we are subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether we achieve certain performance milestones (the “Minimum Liquidity Requirement”). If we are unable to raise additional funds, secure a waiver or renegotiate the terms of the Loan Agreement, we expect to be in default of the Minimum Liquidity Requirement in the second quarter of 2024. Upon the occurrence of an event of default, a default interest rate of an additional 4.0% may be applied to the outstanding principal and interest payments due, the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness, in which case, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the second quarter of 2024. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions will have a negative impact on our business, financial condition and results of operations.

Our existing and any future indebtedness may limit our cash flow available to invest in the ongoing needs of our business.

Our outstanding debt combined with our other financial obligations and financial commitments could have significant adverse consequences, including:

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

Our operating results may fluctuate significantly from period to period, which makes our future operating results difficult to predict, could cause our operating results to fall below expectations, and may cause our stock price to fluctuate or decline.

Our quarterly and annual operating results may fluctuate significantly from period to period, which makes it difficult for us to predict our future operating results. These fluctuations may occur due to a variety of factors, many of which are beyond our control and may be difficult to predict, including:

•
the timing and cost of, and level of investment in our ongoing development of our product candidates or any future development programs, which may change from time to time;
•
if any of our product candidates are approved, the timing of receipt of such approvals from regulatory authorities in the United States and internationally;
•
the timing and status of enrollment for our clinical trials;
•
the cost of manufacturing, as well as building out our supply chain, which may vary depending on the quantity of production, the cost of continuing to establish and scale up our internal manufacturing capabilities, and the terms of any agreements we enter into with third-party suppliers;
•
the timing and amount of any milestone, royalty or other payments due under any current or future collaboration or license agreements;
•
coverage and reimbursement policies with respect to our vaccine product candidates, that are approved, if any, and potential future drugs that compete with our products;
•
expenditures that we may incur to acquire, develop or commercialize additional products and technologies;
•
the level of demand for any of our immunotherapy products, that may be approved, which may vary significantly over time;
•
the timing and success or failure of preclinical studies and clinical trials for our product candidates or competing product candidates, or any other change in the competitive landscape of our industry, including consolidation among our competitors or partners;
•
future accounting pronouncements or changes in our accounting policies;
•
regulatory developments affecting our product candidates or those of our competitors; and
•
changes in general market and economic conditions, including supply chain disruptions, regional conflicts around the world, recent instability in the banking sector, inflation and market volatility, rising interest rates, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, cybersecurity events, and the ongoing labor shortage.

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

Risks Related to Our Business

Our business is highly dependent on the successful development, regulatory approval and commercialization of our product candidates, primarily our individualized vaccine product candidate, GRANITE, our “off-the-shelf” vaccine product candidate, SLATE and our COVID-19 vaccine product candidate, CORAL, which are in clinical trials.

We currently have no products approved for sale and may never be able to develop marketable products. All of our clinical programs are in either Phase 1 or Phase 2 clinical trials. As such, we face significant clinical risk with our programs and our tumor and viral-specific immunotherapy approach generally. The success of our business, including our ability to finance our operations and generate any revenue in the future, will primarily depend on the successful development, regulatory approval and commercialization of GRANITE, SLATE and CORAL, as well as other product candidates derived from our vaccine approach, which may never occur. To date, our product candidates have only been tested in a small number of humans, and, given our early stage of development, it may be many years, if at all, before we have demonstrated safety and efficacy levels, especially of an individualized immunotherapy vaccine treatment, sufficient to warrant approval for commercialization. In the future, we may also become dependent on other product candidates that we may develop or acquire.

We have not previously submitted a BLA to the FDA or made a similar filing seeking regulatory approval to comparable foreign authorities for any product candidate, and we cannot be certain that our product candidates will be successful in clinical trials or receive regulatory approval. Further, any product candidates may not receive regulatory approval even if they are successful in clinical trials. If we do not receive regulatory approvals for our product candidates, we may not be able to continue our operations. Even if we successfully obtain regulatory approvals to market a product candidate, our revenue will be dependent, in part, upon a number of factors outside of our control, including, in particular, the size of the markets in the territories for which we gain regulatory approval and have commercial rights. If the markets or patient subsets that we are targeting are not as significant as we estimate, we may not generate significant revenues from sales of such products, if approved.

We plan to seek regulatory approval to commercialize our product candidates both in the United States and in selected foreign countries. While the scope of regulatory approval generally is similar in other countries, to obtain separate regulatory approval in other countries we must comply with numerous and varied regulatory requirements of each such country regarding quality, safety and efficacy. Other countries also have their own regulations governing, among other things, clinical trials, commercial sales, pricing and distribution, and we may be required to expend significant resources to obtain regulatory approval and, if approval is obtained, to comply with applicable regulations in these jurisdictions.

The clinical and commercial success of our current and any future product candidates will depend on several factors, including the following:

•
our ability to raise any additional required capital on acceptable terms, or at all;
•
timely completion of our preclinical studies and clinical trials, which may be significantly slower, or cost more, than we currently anticipate and which will depend substantially upon the performance of third-party contractors;
•
our ability to timely execute our ongoing clinical trials and enroll a sufficient number of patients on a timely basis to evaluate the potential of our product candidates in clinical development;
•
whether we are required by the FDA or similar foreign regulatory agencies to conduct additional clinical trials or other studies beyond those planned to support approval of our product candidates;
•
our ability to successfully submit an IND or similar foreign application, enabling studies for any future product candidates;
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
•
our ability to successfully develop a commercial strategy and thereafter commercialize GRANITE, SLATE, CORAL or any future product candidates (including our partnered HIV therapeutic vaccine) that receives approvals for marketing, sale and distribution in the United States or internationally, whether alone or in collaboration with others;

•
the availability of coverage and adequate reimbursement from managed care plans, private insurers, government payors (such as Medicare and Medicaid) and other third-party payors for any of our product candidates that may be approved;
•
the convenience of the treatment or dosing regimen of our product candidates;
•
acceptance by physicians, payors and patients of the benefits, safety and efficacy of our product candidates or any future product candidates, if approved, including relative to alternative and competing treatments;
•
patient demand for our current or future product candidates, if approved;
•
our ability to establish and enforce intellectual property rights in and to our current and future product candidates; and
•
our ability to avoid third-party patent interference, intellectual property challenges or intellectual property infringement claims.

These factors, many of which are beyond our control, could cause us to experience significant delays or an inability to obtain regulatory approvals or commercialize our current or future product candidates. Even if regulatory approvals are obtained, we may never be able to successfully commercialize any product candidates. Accordingly, we cannot provide assurances that we will ever be able to generate sufficient revenue through the sale of our product candidates or any future product candidates to continue our business or achieve profitability.

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

We may experience numerous adverse or unforeseen events during, or as a result of, preclinical studies and clinical trials that could delay or prevent us from receiving marketing approval or commercializing our product candidates, including:

•
we may experience an inability to generate sufficient preclinical, toxicology, or other in vivo or in vitro data to support the initiation or continuation of clinical trials;
•
we may receive feedback from regulatory authorities that requires us to modify the design of our clinical trials or may fail to reach a consensus with regulators on trial design;
•
we may be affected by safety concerns that have a class effect; for example, if a competitor reports negative results with respect to a product candidate similar to those we are developing, such setbacks could negatively impact our own product development;
•
we may experience delays in reaching, or may fail to reach, agreement on acceptable clinical trial contracts or clinical trial protocols with prospective trial sites;
•
regulators or IRBs may not authorize us or our investigators to commence a clinical trial or conduct a clinical trial at a prospective trial site;
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
•
regulators or IRBs may require that we or our investigators suspend or terminate clinical trials for various reasons, including noncompliance with regulatory requirements; and
•
future collaborators may conduct clinical trials in ways they view as advantageous to them but that are suboptimal for us.

If we are required to conduct additional clinical trials or other testing of our product candidates beyond those that we currently anticipate, if we are unable to successfully complete clinical trials or other testing of our product candidates, if the results of these trials or tests are not positive or are only moderately positive, or if there are safety concerns, we may:

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

We could also encounter delays if a clinical trial is suspended or terminated by us, by the IRBs or ethics committees of the institutions in which such trials are being conducted, by the Data Safety Monitoring Board (DSMB), or by the FDA or other regulatory authorities. Such authorities may suspend or terminate a clinical trial due to a number of factors, including failure to conduct the clinical trial in accordance with regulatory requirements or our clinical protocols, inspection of the clinical trial operations or trial site by the FDA or other regulatory authorities resulting in the imposition of a clinical hold, unforeseen safety issues or adverse side effects, failure to demonstrate a benefit from using a product candidate, changes in governmental regulations or administrative actions or lack of adequate funding to continue the clinical trial. For example, in February 2024, following receipt of a clinical hold letter and follow up communications with the FDA with respect to our proposed Phase 2b trial of our CORAL COVID-19 vaccine product candidate, we announced the delay of the initiation of such clinical trial until the fall of 2024. In the clinical hold letter, the FDA informed us that, with respect to this Phase 2b clinical trial, we would be required to use GMP-grade materials in the manufacture of the vaccine, as well as implement minor changes in the clinical trial protocol.

Further, conducting clinical trials in foreign countries, as we have done through our collaborations related to CORAL and may do for certain of our other product candidates, presents additional risks that may delay completion of our clinical trials. These risks include the failure of enrolled patients in foreign countries to adhere to clinical protocol as a result of differences in healthcare services or cultural customs, managing additional administrative burdens associated with foreign regulatory schemes, as well as political and economic risks relevant to such foreign countries.

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

It is currently unclear to what extent the United Kingdom, as a free-standing regulatory regime outside of the European Union, will amend its regulations so that they diverge from the regulatory regime in the European Union. The UK regulatory framework in relation to clinical trials is derived from the EU Clinical Trials Directive (as implemented into UK law, through secondary legislation) in place prior to the date of application of the CTR. On January 17, 2022, the MHRA launched an eight-week consultation on reframing the UK legislation for clinical trials. The UK Government analyzed over 2000 responses and published its response on March 21, 2023. The Government response stated it aims to streamline clinical trials approvals, enhance clinical trials transparency, enable greater risk proportionality and flexibility, and provide a framework that is agile and responsive to innovation. The Government is expected to submit the full new draft legislation to the UK Parliament before the end of 2023, along with detailed regulatory guidance. The process was started with the proposal of October 12, 2023 for a notification scheme and accelerated assessment of lowest-risk clinical trials. The upcoming additional legislative proposals and guidance will give indications whether the new regime in the United Kingdom will align with the new EU CTR or will diverge from it to maintain regulatory flexibility. A decision by the United Kingdom not to closely align its regulations with the CTR may have an effect on the cost of conducting clinical trials in the United Kingdom as opposed to other countries and/or make it harder to seek a marketing authorization in the European Union for our product candidates on the basis of clinical trials conducted in the United Kingdom.

If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies governing clinical trials, our development plans may also be impacted.

A significant portion of the funding for the continued development of our next-generation samRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19 is currently expected to come from BARDA funds, whether under the BARDA Contract or as administered through the RRPV Consortium. If BARDA were to decline to pursue any of the gated stages, eliminate, reduce, delay, or object to extensions for funding available to us under the BARDA Contract, this could have a significant, negative impact on our revenues and cash flows, and we may be forced to suspend or terminate the continued development of the product candidate or obtain alternative sources of funding.

We anticipate that a significant portion of the funding for the continued development of our next generation self-amplifying mRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19 will stem from the BARDA Contract. As awarded, the existing BARDA Contract provides for funding of up to an estimated $433.0 million to conduct a 10,000 participant randomized Phase 2b comparative study evaluating our self-amplifying RNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19. The base period under the BARDA Contract includes government funding of only up to approximately $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug ("IND") application, with the remaining $423 million available at BARDA's option to conduct the comparative study.

In late 2023, BARDA informed us that any potential funding beyond the base period of the BARDA Contract is expected to be administered under a new award made by the RRPV Consortium. In early 2024, we applied to the RRPV Consortium for funding of our Phase 2b CORAL Study extending beyond the base period of the BARDA Contract, seeking substantively similar agreement terms as the BARDA Contract. There is no certainty that the RRPV Consortium, which selects awardees at BARDA's discretion, will accept our application and on what terms. The RRPV Request for Project Proposals included the potential to begin a Phase 2b study by March 31, 2024, or at BARDA's discretion by October 1, 2024, to align with the Fall 2024 COVID-19 strain change.

Our ability to receive any of the initially identified $423.0 million in additional funding provided for under the BARDA Contract is dependent on BARDA electing to continue to fund additional two gated stages or the RRPV Consortium accepting our application, which would occur only at BARDA's direction and its sole discretion. The base period for performance under the BARDA Contract is currently scheduled to run from September 2023 to March 31, 2024, though BARDA may grant a no-cost extension to the base period to allow for regulatory negotiations to continue. The option periods for the two additional gated stages under the BARDA Contract were scheduled to run from January 2024 to March 2026 and from July 2024 to July 2026. These periods of performance may be adjusted if Gritstone’s RRPV application is accepted.

As a standard government contract, BARDA is entitled to terminate the BARDA Contract for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period may ultimately cost more than is covered by the BARDA Contract and may require a longer performance period to complete than is remaining under the terms of the BARDA Contract. BARDA is not required to provide funding above the approximately $10.0 million currently obligated for the base period of the BARDA Contract, nor is BARDA required to extend the base period of performance or elect to pursue any of the gated stages. As noted in Note 7 to the consolidated financial statements, we received $9.0 million of the $10.0 million obligated by December 31, 2023. If activities covered under the base period cost us more than the approximately $10.0 million currently obligated for the base period under the BARDA Contract, and we are unable to secure additional funding from BARDA to complete performance of the base period activities, we would have to bear the cost to complete the activities. Further, if we are unable to complete the base period activities during the base period due to circumstances that may be either within or outside of our control, including, among others, any potential delays in sourcing an approved comparator vaccine, and BARDA is unwilling to allow for additional time, then BARDA may decide to terminate the BARDA Contract or deny the application to the RRPV Consortium.

Moreover, the continuation of the BARDA Contract or receipt of a new award administered by the RRPV Consortium for the effort intended for the BARDA Contract option periods would primarily depend on our ability to initiate a Phase 2b study within BARDA's timeline and on our compliance with certain operating procedures and protocols, assuming federal funds remain available.

Further, as an organization, we are relatively new to government contracting and the related regulatory compliance obligations, and are continuing to develop and implement our internal compliance processes. BARDA may suspend or terminate the BARDA Contract, opt not to exercise the remaining option periods, or deny the application to the RRPV Consortium should we fail to achieve key milestones or fail to comply with the operating procedures and processes approved by BARDA and its audit agency. There can be no assurance that we will be able to achieve these milestones or continue to comply with these procedures and protocols, and there can also be no assurance that the BARDA Contract will not be terminated, that the BARDA Contract will be extended through the exercise of the gating periods, that any such extensions would be on terms favorable to us, or that we will otherwise obtain the funding that we anticipate to obtain under the BARDA Contract or an award from the RRPV Consortium. The availability and focus for any BARDA funding will likely be finite and may require us to compete with other technologies, both similar and disparate. If the BARDA Contract is terminated or suspended, if there is any reduction or delay in funding under the BARDA Contract, or if BARDA determines not to elect to pursue any of the gated stages under the BARDA Contract or select Gritstone for a new award administered by the RRPV Consortium, our revenues and cash flows would be significantly and negatively impacted and we may be forced to seek alternative sources of funding, which may not be available on non-dilutive terms, terms favorable to us or at all. If alternative sources of funding are not available, we may be forced to suspend or terminate development activities for our next-generation self-amplifying mRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19, which could materially harm our business.

It may take considerable time and expense to resolve the clinical hold that has been placed by the FDA on our Phase 2b CORAL trial we proposed in our IND for our CORAL COVID-19 vaccine product candidate and no assurance can be given that the FDA will remove the clinical hold, in which case our business and financial prospects may be materially adversely affected.

In December 2023, we were notified by the FDA that our Phase 2b CORAL Study had been placed on clinical hold. In January 2024, we received the formal clinical hold letter from the FDA, identifying certain CMC and clinical deficiencies. The FDA informed us that, among other changes, we will be required to use GMP-grade materials in the manufacture of the vaccine as well as implement minor changes in the clinical study protocol. We are working on preparing a complete response to the FDA’s letter in an effort to remove the clinical hold from our IND application. This includes re-manufacturing our CORAL vaccine candidate to be used in the Phase 2b CORAL Study with GMP-grade materials.

If the FDA does not accept the responses we plan to provide, it may take a further considerable period of time, the length of which is not certain at this time, and additional expense for us to fully address the FDA's concerns. It is possible that we will be unable to fully address the FDA's concerns and, as a result, that the clinical hold may never be lifted and we may never be able to initiate our Phase 2b CORAL Study in the United States, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

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

The regulatory approval process and clinical trial requirements for novel product candidates can be more expensive and take longer than for other, better known or more extensively studied product candidates, and we cannot predict how long it will take or how much it will cost to complete clinical developments and obtain regulatory approvals for a cell therapy product candidate in the United States or how long it will take to commercialize a product candidate, if and when approved. Regulatory requirements governing cell therapy products have changed frequently and may continue to change in the future. For example, the FDA established the Office of Tissues and Advanced Therapies (OTAT) within its Center for Biologics Evaluation and Research, or CBER, to consolidate the review of cell therapies and related products, and the Cellular, Tissue and Gene Therapies Advisory Committee to advise CBER on its review. OTAT was subsequently reorganized to become the Office of Therapeutic Products (OTP) and transitioned into a super office structure. New offices created within the super office structure align disciplines and product types, allowing our workforce to address the exponential growth in cell and gene therapies. This updated structure will enable OTP to provide oversight and coordination across programs, ensure flexibility for current and future growth in staff, distribute workload more evenly, support industry needs and commitments, enhance expertise in highly specialized disciplines. These and other regulatory review agencies, committees and advisory groups and the requirements and guidelines they promulgate, may lengthen the regulatory review process, require us to perform additional preclinical studies or clinical trials, increase our development costs, lead to changes in regulatory positions and interpretations, delay or prevent approval and commercialization of these treatment candidates or lead to significant post-approval limitations or restrictions. Additionally, under the NIH Guidelines, supervision of human gene transfer trials includes evaluation and assessment by an IBC, a local institutional committee that reviews and oversees research utilizing recombinant or synthetic nucleic acid molecules at that institution. The IBC assesses the safety of the research and identifies any potential risk to public health or the environment, and such review may result in some delay before initiation of a clinical trial. While the NIH Guidelines are not mandatory unless the research in question is being conducted at or sponsored by institutions receiving NIH funding of recombinant or synthetic nucleic acid molecule research, many companies and other institutions not otherwise subject to the NIH Guidelines voluntarily follow them.

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

Our immunotherapy product candidates, GRANITE, SLATE and CORAL, are considered to be biologics, the manufacturing processes for which are complex, time-consuming, highly-regulated and subject to multiple risks. Our product candidates for SLATE and CORAL are designed using known genetic sequences available from public databases, while the manufacture of our product candidate for GRANITE involves extraction of genetic material from patient tumor samples. GRANITE, SLATE and CORAL require genetic manipulations at the gene sequence level, live cell culture operations, specialized formulations and aseptic fill finish operations. As a result of these complexities, the cost to manufacture biologics in general, and our individualized immunotherapy GRANITE in particular, is generally higher than traditional small molecule chemical compounds, and the manufacturing process is less reliable and more difficult and time-consuming to reproduce. In addition, our manufacturing processes for GRANITE and SLATE are in their early stages of development and will be susceptible to product loss or failure, or product variation that may adversely impact patient outcomes. Our supply chain may not function efficiently due to logistical issues associated with but not limited to the collection of a tumor biopsy from the patient, shipping such material to the manufacturing site, sequencing the biopsy specimen, manufacturing the immunotherapy components, shipping the final immunotherapy back to the patient, and injecting the patient with the immunotherapy. Manufacturing issues or different product characteristics resulting from process development activities or even minor deviations during normal manufacturing processes could result in reduced production yields, product defects and other supply disruptions. If for any reason we lose a patient’s biopsy or an in-process product at any point in the process, the manufacturing process for that patient would need to be restarted, and the resulting delay could adversely affect that patient’s outcome. Because GRANITE is manufactured specifically for an individual patient, we will be required to maintain a chain of identity and chain of custody with respect to materials as they move from the patient to the manufacturing facility, through the manufacturing process, and back to the patient. Maintaining such a chain of identity and chain of custody is difficult and complex, and the failure to do so could result in adverse patient outcomes, loss of product or regulatory action, including withdrawal of our products from the market, if licensed.

As part of our process development efforts for GRANITE and SLATE, we also may make changes to our manufacturing processes at various points during development, for various reasons, such as controlling costs, achieving scale, decreasing processing time, increasing manufacturing success rate, or other reasons. Such changes carry the risk that they will not achieve their intended objectives, and any of these changes could cause our product candidates to perform differently and affect the results of our ongoing clinical trials or future clinical trials. In some circumstances, changes in the manufacturing process may require us to perform ex vivo comparability studies and to collect additional data from patients prior to undertaking more advanced clinical trials. For example, in July 2023, the FDA issued Draft Guidance for Industry, Manufacturing Changes and Comparability for Human Cellular and Gene Therapy Products. Further, changes in our process during the course of clinical development may require us to show the comparability of the product used in earlier clinical phases or at earlier portions of a trial to the product used in later clinical phases or later portions of the trial.

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
•
the FDA’s or the applicable foreign regulatory agency’s non-approval of the formulation, labeling or specifications of GRANITE, SLATE, CORAL or any of our other current or future product candidates;
•
the FDA’s or the applicable foreign regulatory agency’s failure to approve our manufacturing processes and facilities or the facilities of third-party manufacturers upon which we rely; or
•
the potential for approval policies or regulations of the FDA or the applicable foreign regulatory agencies to significantly change in a manner rendering our clinical data insufficient for approval. For example, the FDA launched Project Optimus as an initiative to reform the dose optimization and dose selection paradigm in oncology product development as the FDA’s view is that the current paradigm for dose selection results in doses and schedules of molecularly targeted therapies that are inadequately characterized before initiating registration/pivotal trials. Through collaboration with industry, academia, and other stakeholders, the FDA’s goal for this initiative is to advance an oncology dose-finding and dose optimization paradigm that emphasizes dose selections that maximize efficacy as well as safety and tolerability. In support of this initiative, the FDA may request sponsors of oncology product candidates to conduct dose optimization studies pre- or post-approval. The FDA also continues to develop and finalize guidance documents and implement initiatives regarding the development and clinical research of oncology product candidates. The FDA issued Draft Guidance for Industry, Optimizing the Dosage of Human Prescription Drugs and Biological Products for the Treatment of Oncologic Diseases in January 2023, to assist sponsors in identifying the optimal dosages for these products during clinical development and prior to submitting an application for approval for a new indication and usage.

Additionally, government authorities and other stakeholders have been recently scrutinizing the accelerated approval pathway, with some stakeholders advocating for reforms. For example, FDA has held Oncologic Drugs Advisory Committee meetings to discuss accelerated approvals for which confirmatory trials have not verified clinical benefit. Such scrutiny, among other factors, has resulted in voluntary withdrawals of certain products and indications approved on an accelerated basis. FDA also launched an initiative, known as Project Confirm, to promote the transparency of outcomes related to accelerated approvals for oncology indications and issued draft guidance for industry on March 24, 2023, Clinical Trial Considerations to Support Accelerated Approval of Oncology Therapeutics, regarding clinical trial design considerations to support accelerated approval applications. Moreover, the U.S. Department of Health and Human Services Office of Inspector General has initiated, and partially completed, an assessment of how the FDA implements the accelerated approval pathway. In addition, Section 3210 of the Consolidated Appropriations Act, 2023, revised the accelerated approval pathway. Although this legislation did not change the standard for accelerated approval, it, among other things, requires FDA to specify the conditions for required post-marketing trials, permits FDA to require such trials to be underway prior to, or within a specific period after, approval, requires sponsors to provide reports on post-marketing trial progress no later than 180 days after approval and every 180 days thereafter until such trials are completed, makes the failure to conduct required post-marketing trials with due diligence and the failure to submit the required reports prohibited acts, and details procedures FDA must follow to withdraw an accelerated approval on an expedited basis. In February 2024, FDA exercised its authority under the amended procedures for withdrawal of accelerated approval to withdraw approval of Pepaxto (melphalan flufenamide), which was approved for use in combination with dexamethasone to treat certain patients with multiple myeloma. FDA determined that the following grounds for withdrawal were met: 1) the confirmatory study conducted as a condition of accelerated approval did not confirm Pepaxto’s clinical benefit, and 2) the available evidence demonstrated that Pepaxto is not shown to be safe or effective under its conditions of use. or At this time, it is not clear what, if any, impact these developments may have on the statutory accelerated approval pathway or our business, financial condition, results of operations or prospects.

Of the large number of biopharmaceutical products in development, only a small percentage successfully complete the FDA or other regulatory bodies’ approval processes and are commercialized.

Even if we eventually complete clinical testing and receive approval from the FDA or applicable foreign agencies for any of our product candidates, the FDA or the applicable foreign regulatory agency may grant approval contingent on the performance of costly additional clinical trials which may be required after approval. Failure to complete such post-marketing requirements in accordance with the timelines and conditions set forth by the FDA or the applicable foreign regulatory agency could significantly increase costs or delay, limit or ultimately restrict or curtail the commercialization of the product candidate. The FDA or the applicable foreign regulatory agency also may approve one or more of our product candidates for a more limited indication or a narrower patient population than we originally requested, and the FDA, or applicable foreign regulatory agency, may not approve our product candidates with the labeling that we believe is necessary or desirable for the successful commercialization of such product candidates.

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

In our cancer programs, we have strategically determined initially to focus solely on the development of individualized cancer immunotherapy candidates (including our “off-the-shelf” immunotherapy candidate) rather than to pursue other types of immunotherapies based, in part, on the significant resources required to develop and manufacture immunotherapies. As a result, we may initially have foregone, and we may continue to forego, other potentially more profitable therapy indications or those with a greater likelihood of success.

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
•
clinical trial investigators’ willingness to enroll patients during a public health crisis;
•
clinicians’ and patients’ perceptions as to the potential advantages of the product candidate being studied in relation to other available therapies, including any new therapies that may be approved for the indications we are investigating; and
•
our ability to obtain and maintain patient consents.

Our clinical trials may compete with other clinical trials for product candidates that are in the same therapeutic areas as our product candidates, and such competition may reduce the number and types of patients available to us, because some patients who might have opted to enroll in our trials may instead opt to enroll in a trial being conducted by one of our competitors. In addition, we have historically faced challenges with patient enrollment and monitoring once on study due to the COVID-19 pandemic, and similar challenges are likely in case of a resurgence of the COVID-19 pandemic or if another such public health crisis were to occur.

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

If unacceptable side effects arise in the development of our product candidates, we, the FDA, or comparable foreign regulatory authorities, the IRBs or Ethics Committees at the institutions in which our studies are conducted, or the DSMB could suspend or terminate our clinical trials or the FDA or comparable foreign regulatory authorities could order us to cease clinical trials or deny approval of our product candidates for any or all targeted indications. Treatment-related side effects could also affect patient recruitment or the ability of enrolled patients to complete any of our clinical trials or result in potential product liability claims. In addition, these side effects may not be appropriately recognized or managed by the treating medical staff. We expect to have to train medical personnel using our product candidates to understand the side effect profiles for our clinical trials and upon any commercialization of any of our product candidates. Inadequate training in recognizing or managing the potential side effects of our product candidates could result in patient injury or death. Any of these occurrences may harm our business, financial condition and prospects significantly.

In addition, even if we successfully advance one or more of our product candidates through clinical trials, such trials will likely only include a limited number of subjects and limited duration of exposure to our product candidates. As a result, we cannot be assured that adverse effects of our product candidates will not be uncovered when a significantly larger number of patients are exposed to the product candidate. Further, any clinical trials may not be sufficient to determine the effect and safety consequences of taking our product candidates over a multi-year period.

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

Manufacturing is a vital component of our immunotherapy approach, and we have invested significantly in our manufacturing facilities. To ensure timely and consistent product supply assurance to our patients, we previously used a hybrid product supply approach whereby certain elements of our product candidates were manufactured internally at our manufacturing facilities in Pleasanton, California, and other elements were manufactured at qualified third-party contract manufacturing organizations (CMOs). All internal and third-party contract manufacturing is performed under cGMP or similar guidelines. We have since internalized most of the manufacturing steps to optimize cost and production time and establish full control over intellectual property and product quality. We will need to continue to scale up our manufacturing operations, as we continue to build the infrastructure and improve the capability internally to manufacture all supplies needed for our product candidates or the materials necessary to produce them for use in the conduct of our preclinical studies or clinical trials. We currently lack the internal resources and the capability to manufacture certain elements of our product candidates on a late-clinical or commercial scale. Accordingly, we have made, and will be required to continue to make, significant investments in our manufacturing facility and processing in the future, and our efforts to scale our manufacturing operations may not succeed.

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

Finally, we and our CMOs may experience manufacturing and raw material sourcing difficulties due to resource constraints, as a result of labor disputes or unstable political environments, or due to the impact of a public health crisis. If we or our CMOs were to encounter any of these difficulties, our ability to provide our product candidates to patients in clinical trials, or to provide product for the treatment of patients once approved, would be jeopardized.

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

The ability of the FDA or foreign regulatory authorities to review and approve new products can be affected by a variety of factors, including government budget and funding levels, statutory, regulatory and policy changes, the FDA’s or foreign regulatory authorities’ ability to hire and retain key personnel and accept the payment of user fees, and other events that may otherwise affect the FDA’s or foreign regulatory authorities’ ability to perform routine functions. Average review times at the FDA and foreign regulatory authorities have fluctuated in recent years as a result. In addition, government funding of other government agencies that fund research and development activities is subject to the political process, which is inherently fluid and unpredictable. Disruptions at the FDA and other agencies may also slow the time necessary for new biologics or modifications to approved biologics to be reviewed and/or approved by necessary government agencies, which would adversely affect our business. For example, over the last several years, the U.S. government has shut down several times, and certain regulatory agencies, such as the FDA, have had to furlough critical FDA employees and stop critical activities. Additionally, in response to the COVID-19 pandemic, the FDA and many regulatory authorities outside the United States adopted restrictions and postponed inspections.

If a prolonged government shutdown occurs, or if global health concerns once again prevent the FDA or other regulatory authorities from conducting their regular inspections, reviews or other regulatory activities, it could significantly impact the ability of the FDA or other regulatory authorities to timely review and process our regulatory submissions, which could have a material adverse effect on our business.

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

In addition, if our CORAL vaccine candidate is approved, it will compete with a range of therapeutic treatments, including marketed therapies such as Pfizer and BioNTech’s COMIRNATY and in-development treatments such as Replicate Biosciences’ self-replicating RNA treatments for infectious diseases.

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

Moreover, increasing efforts by governmental and third-party payors in the United States and abroad to cap or reduce healthcare costs may cause such organizations to limit both coverage and the level of reimbursement for newly approved products, and, as a result, they may not cover or provide adequate payment for our product candidates. For example, the recently-enacted Inflation Reduction Act directs the Secretary to negotiate maximum fair prices for certain Medicare drugs. The law also requires manufacturers to pay a rebate if the price of a Medicare Part B or Part D drug increases at a rate that exceeds inflation and redesigns the Medicare Part D benefit in a way that potentially obligates manufacturers to increased discounts on Part D utilization. Additionally, some state legislatures have established Prescription Drug Affordability Boards (PDABs), which in certain cases are authorized to set upper payment limits for drugs administered or dispensed in the state. We expect to experience pricing pressures in connection with the sale of our product candidates due to the trend toward managed health care, the increasing influence of health maintenance organizations and additional legislative changes. The downward pressure on healthcare costs in general, particularly prescription drugs and biologics and surgical procedures and other treatments, has become intense. As a result, increasingly high barriers are being erected to the entry of new products.

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

As we progress through clinical development and expand our manufacturing capabilities, we will need to incorporate new equipment, implement new technology systems and laboratory processes, and hire new personnel with different qualifications. Failure to manage this growth or transition could result in turnaround time delays, higher service costs, declining service quality, deteriorating customer service, and slower responses to competitive challenges. A failure in any one of these areas could make it difficult for us to meet market expectations for our services and could damage our reputation and the prospects for our business.

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

As of December 31, 2023, we had 231 full-time employees. As our clinical trials progress and we get closer to any potential regulatory approvals, we will need to expand our managerial, regulatory, clinical science, development operations, finance and other resources in order to manage our operations and clinical trials, continue our development activities and commercialize our product candidates or any future product candidates. Our management and personnel, systems and facilities currently in place may not be adequate to support our future needs. Our need to effectively execute on our growth strategy requires that we:

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

Further, the reduction in workforce we announced in February 2024 may also make retention of our current personnel both more important and more challenging. The workforce reduction resulted in the loss of longer-term employees, the loss of institutional knowledge and expertise and the reallocation and combination of certain roles and responsibilities across the organization, all of which could adversely affect our operations. Given the complexity of our business, we must continue to implement and improve our managerial, operational and financial systems, manage our facilities and continue to recruit and retain qualified personnel.

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

In February 2021, we entered into a collaboration, option and license agreement with Gilead to research and develop a vaccine for HIV. Under the terms of the agreement, Gilead is responsible for conducting the Phase 1 study and, if it exercises its exclusive option, will develop and commercialize the HIV-specific therapeutic vaccine beyond Phase 1. In such case, subject to certain clinical, regulatory and commercial milestones being achieved, we would be eligible to receive up to an additional $725.0 million, as well as certain royalties on net sales upon commercialization. Separately, in August 2018, we entered into a strategic collaboration with 2seventy to utilize our EDGE™ platform to identify and validate tumor-specific targets and provide TCRs directed to 10 selected targets for use in 2seventy’s cell therapy products. Under that collaboration, we are entitled to receive up to an aggregate of $1.2 billion in development, regulatory and commercial milestones and tiered single digit royalties on sales of 2seventy’s cell therapy products utilizing the TCRs we develop directed at the targets we discovered.

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

Unfavorable global economic conditions could adversely affect our business, financial condition, or results of operations.

Our results of operations could be adversely affected by general conditions in the global economy and financial markets. If the conditions in the general economy deteriorate, including as a result of supply chain disruptions, regional conflicts around the world, recent instability in the banking sector, inflation and market volatility, rising interest rates, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, cybersecurity events, the ongoing labor shortage, or otherwise, our business, financial condition, and operating results could be adversely affected. Among other challenges, a severe or prolonged economic downturn, could adversely impact our suppliers’ ability to provide us with materials and components, which could have a material adverse effect on our business, financial condition, and results of operations.

We, or the third parties upon whom we depend, may be adversely affected by natural disasters, public health crises, political crises, acts of terrorism, war or other catastrophic events and our business continuity and disaster recovery plans may not adequately protect us from a serious disaster.

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

In addition, our operations expose us to risks associated with public health crises, such as pandemics and epidemics, which could harm our business and cause our operating results to suffer. Further, acts of war, terrorism, labor activism or unrest and other geopolitical unrest, including ongoing conflicts in Ukraine and Israel, could cause disruptions in our business, the businesses of our partners or the economy as a whole.

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

We collect and maintain information in digital form that is necessary to conduct our business, and we are increasingly dependent on information technology systems and infrastructure to operate our business, including our laboratory information management system and our EDGE™ platform. In the ordinary course of our business, we collect, store and transmit large amounts of confidential information, including intellectual property, proprietary business information and certain personal information, including health-related information. It is critical that we do so in a secure manner to maintain the confidentiality and integrity of such confidential information. We have established commercially reasonable physical, technical and organizational measures designed to safeguard and secure our systems from potential data compromise, and rely on commercially available systems, software, tools, and monitoring to provide security for our information technology systems and the processing, transmission and storage of digital information, including confidential information. We have also outsourced elements of our information technology infrastructure, and as a result a number of third-party vendors may or could have access to our systems and infrastructure and to our confidential information stored thereon. Our internal information technology systems and infrastructure, and those of our current and any future collaborators, our third-party CROs and other contractors and consultants, and other third parties on which we rely, are vulnerable to attack and potential compromise from computer viruses, and malware (e.g., ransomware), natural disasters, terrorism, war, telecommunication and electrical failures, cyber-attacks or cyber-intrusions over the internet, phishing campaigns, attachments to emails, persons inside our organization, or persons with access to systems inside our organization.

The risk of a security breach or disruption or data loss, particularly through cyber-attacks or cyber intrusion, including by computer hackers, foreign governments and cyber-terrorists, has generally increased as the number, intensity and sophistication of attempted attacks and intrusions from around the world have increased. In addition, the prevalent use of mobile devices that access confidential information increases the risk of data security breaches, which could lead to the compromise of confidential information or other intellectual property. We may also face increased cybersecurity risks due to our reliance on internet technology and the number of our employees who are working remotely, either full-time or on a hybrid basis, which may create additional opportunities for bad actors to exploit vulnerabilities. Furthermore, because the techniques used to obtain unauthorized access to, or to sabotage, or otherwise compromise systems change frequently and often are not recognized until launched against a target, we may be unable to anticipate these techniques or implement adequate preventative measures before such techniques are deployed. We may also experience security breaches that may remain undetected for an extended period, which can substantially increase the potential for a material adverse impact resulting from the breach. Even if identified, we may be unable to adequately investigate or remediate incidents or breaches due to attackers increasingly using tools and techniques that are designed to circumvent controls, to avoid detection, and to remove or obfuscate forensic evidence. We have experienced phishing attacks in the past resulting in a security breach of our information technology systems, and we may be a target of phishing attacks or other cyber-attacks in the future. As the cyber-threat landscape evolves, these attacks are growing in frequency, sophistication, and intensity, and are becoming increasingly difficult to detect. Bad actors are increasingly sophisticated in using techniques and tools - including artificial intelligence - that circumvent security controls, evade detection and remove forensic evidence of attempted or actual cyber-attacks. Such attacks could include the use of harmful and virulent malware, including ransomware or other denials of service, which can be deployed through various means, including the software supply chain, e-mail, malicious websites and/or the use of social engineering/phishing.

Any significant system failure, accident or security breach could have a material adverse effect on our business, financial condition and results of operations. The costs to us to mitigate network security problems, bugs, viruses, worms, malicious software programs and security vulnerabilities could be significant, and while we have implemented security measures to protect our data security and information technology systems, our efforts to address these problems may not be successful, and these problems could result in unexpected interruptions, delays, cessation of service and other harm to our business and our competitive position. If such an event were to occur and cause interruptions in our operations, it could result in a material disruption of our product development programs. For example, the loss of clinical trial data from completed or ongoing or planned clinical trials could result in delays in our regulatory approval efforts and significantly increase our costs to recover or reproduce the data. Moreover, if a computer security breach affects our systems or results in the unauthorized release of personal information, our reputation could be materially damaged. In addition, such a breach may require notification to governmental agencies, the media or individuals pursuant to various federal, state and foreign privacy and security laws, as well as regulations promulgated by the Federal Trade Commission and state breach notification laws. Applicable data privacy and security obligations may also require us to notify relevant stakeholders, including affected individuals, customers, regulators, and investors, of security incidents. Such disclosures are costly, and the disclosure or the failure to comply with such requirements could lead to adverse consequences, including litigation from individuals with private rights of action. We would also be exposed to a risk of loss or litigation and potential liability, which could materially adversely affect our business, results of operations and financial condition. Further, while we maintain cybersecurity insurance, our insurance coverage may not be sufficient to cover the financial, legal, business or reputational losses that may result from an interruption, breach of our systems, loss or other compromise of our critical or sensitive data.

Cyber-attackers are also increasingly exploiting vulnerabilities in commercially available software from shared or open-source code. We rely on third party commercial software that have had and may have such vulnerabilities, but as use of open-source code is frequently not disclosed, our ability to fully assess this risk to our systems is limited.

Although we develop and maintain systems and controls designed to prevent these events from occurring and we have a process to identify and mitigate threats, the development and maintenance of these systems, controls and processes are costly and require ongoing monitoring and updating as technologies change and efforts to overcome security measures become increasingly sophisticated. Moreover, we cannot guarantee that our or our service providers’ security measures will be sufficient to prevent data loss and other security breaches. Despite our efforts, the possibility of these events occurring cannot be eliminated entirely and there can be no assurance that any measures we take will prevent cyber-attacks or security breaches that could adversely affect our business.

Regulations continue to change as regulators worldwide consider and implement new rules. For example, the SEC has adopted additional disclosure rules regarding cyber security risk management, strategy, governance and incident reporting by public companies, where failure to report cybersecurity incidents may result in regulatory investigations leading to consent orders that may require additional compliance obligations and/or injunctions, fines and other penalties. Such actions could result in significant legal and financial exposure and reputational damages that could have a material adverse effect on our business, financial condition, results of operations and prospects.

Our business is subject to complex and evolving laws and regulations regarding privacy, data protection and other matters relating to information collection.

There are numerous state, federal and foreign laws, regulations, decisions, and directives regarding privacy and the collection, storage, transmission, use, processing, disclosure and protection of different types of personal information and other personal, customer, or other data, the scope of which is continually evolving and subject to differing interpretations. Implementation standards and enforcement practices are likely to remain uncertain for the foreseeable future, and we cannot yet determine the impact future laws, regulations, standards, or perception of their requirements may have on our business. This evolution may create uncertainty in our business, affect our ability to operate in certain jurisdictions or to collect, store, transfer use and share personal information, necessitate the acceptance of more onerous obligations in our contracts, result in liability or impose additional costs on us. The cost of compliance with these laws, regulations and standards is high and is likely to increase in the future. Any failure or perceived failure by us to comply with federal, state or foreign laws or regulation, our internal policies and procedures or our contracts governing our processing of personal information could result in negative publicity, government investigations and enforcement actions, criminal prosecution, claims by third parties and damage to our reputation, any of which could have a material adverse effect on our operations, financial performance and business.

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

At the state level, many U.S. states in which we operate have laws that protect the privacy and security of personal information, and other states have proposed privacy legislation that may be more stringent or broader in scope, or offer greater individual rights, than the laws to which we currently are subject. This patchwork of evolving privacy laws complicates our compliance efforts, at considerable cost. Even a single state’s privacy regime can be very complicated. For example, the CMIA imposes on pharmaceutical companies strict data privacy and security requirements and obligations with respect to medical information and authorizes administrative fines and civil penalties of up to $25,000 for willful violations and up to $250,000 if the violation is for purposes of financial gain, as well as criminal fines. The CMIA also provide individuals as a private right of action, which may be brought as a class action for alleged violation. In parallel, the CCPA, which was substantially amended in 2020 pursuant to the California Privacy Rights Act, which generally went into effect on January 1, 2023, generally requires us to provide notice to California residents including employees and business contacts regarding the personal information we collect, use and share and to honor such residents’ privacy rights, including the right to opt out of the sale of their personal information or the use of their personal information for online targeted advertising. The CCPA provides for civil penalties for violations, as well as a private right of action for data security breaches that result in the compromise of personal information. California’s willingness to protect consumer privacy has been followed by other states enacting consumer privacy laws, including Colorado, Connecticut, Delaware, Indiana, Iowa, Montana, New Jersey, Oregon, Tennessee, Texas, Utah, and Virginia, all of which have enacted consumer privacy laws to provide their respective residents with similar rights to those afforded by the CCPA, and have been proposed in other states and at the federal level, reflecting a trend toward more stringent privacy legislation in the United States. In addition, both Nevada and Washington State recently enacted privacy laws specifically applicable to consumer health information, which, with limited exceptions, prohibits sharing personally identifiable health data without consent. The Washington State law, also known as the My Health My Data Act, will be fully effective in March 2024 and is enforceable by individual consumers, including through class actions, as well as the Washington Attorney General. The effects on our business of this rapidly growing body of privacy and data protection laws are significant, and may require us to modify our data processing practices and policies and to incur substantial costs and expenses in an effort to comply.

In the EA, the GDPR went into effect in May 2018 and imposes strict requirements for processing the personal data of individuals within the EEA. The GDPR has increased our obligations, for example, by imposing higher standards when obtaining consent where necessary from individuals to process their personal data, requiring more robust disclosures to individuals, strengthening individual data rights, shortening timelines for data breach notifications, limiting retention periods and secondary use of information, increasing requirements pertaining to health data as well as pseudonymized (i.e., key-coded) data, and imposing additional obligations when we contract with third-party processors in connection with the processing of personal data. The GDPR also regulates transfers of personal data subject to the GDPR to third countries that have not been found by the European Commission to provide adequate protection to such personal data; in July 2020, the Court of Justice of the European Union ("CJEU") limited how organizations could lawfully transfer personal data from the EU/EEA to the U.S. by invalidating the Privacy Shield for purposes of international transfers and imposing further restrictions for the use of standard contractual clauses ("SCCs"). In July 2023, the U.S. and EU implemented the EU-U.S. Data Privacy Framework ("DPF") replacing the invalidated Privacy Shield. Companies that self-certify to the DPF can now use this mechanism to transfer personal data from the EU/EEA to the U.S. and from Switzerland to the U.S. The UK Extension to the EU-U.S. Data Privacy Framework entered into force in October 2023, allowing certifying entities to transfer personal data from the UK to the U.S. At the moment it is unclear whether the anticipated legal challenges against the DPF, which may be similar to the challenge that led to the invalidation of the Privacy Shield, would be successful. It is further unclear how long it would take for any challenges to be resolved. As supervisory authorities issue further guidance on personal data export mechanisms, including circumstances where the SCCs cannot be used, and/or take enforcement action, we could suffer additional costs, complaints and/or regulatory investigations or fines, and/or if we are otherwise unable to transfer personal data between and among countries and regions in which we operate, it could affect the manner in which we provide our services, the geographical location or segregation of our relevant systems and operations, and could adversely affect our financial results. Since January 1, 2021, companies have had to comply with the GDPR and also the United Kingdom GDPR ("UK GDPR"), which, together with the amended UK Data Protection Act 2018, retains the GDPR in UK national law. The UK GDPR mirrors the fines under the GDPR (i.e., fines up to the greater of €20 million (£17.5 million) or 4% of global turnover). As we continue to expand into other foreign countries and jurisdictions, we may be subject to additional laws and regulations that may affect how we conduct business.

Although we work to comply with applicable laws, regulations and standards, our contractual obligations and other legal obligations, these requirements are evolving and may be modified, interpreted and applied in an inconsistent manner from one jurisdiction to another, and may conflict with one another or other legal obligations with which we must comply. Any failure, or perceived failure, by us to comply with or make effective modifications to our policies, or to comply with any federal, state or foreign privacy, data-retention or data-protection-related laws, regulations, orders or industry self-regulatory principles could result in proceedings or actions against us by governmental entities or others, a loss of customer confidence, damage to our brand and reputation and a loss of customers, any of which could have an adverse effect on our business. In addition, various federal, state and foreign legislative or regulatory bodies may enact new or additional laws and regulations concerning privacy, data-retention and data-protection issues, including laws or regulations mandating disclosure to domestic or international law enforcement bodies, which could adversely impact our business or our reputation with customers. For example, some countries have adopted laws mandating that some personal information regarding customers in their country be maintained solely in their country. Having to maintain local data centers and redesign product, service and business operations to limit personal information processing to within individual countries could increase our operating costs significantly.

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

Risks Related to Intellectual Property

Our success depends on our ability to protect our intellectual property and our proprietary technologies and to avoid infringing the rights of others.

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

We have applied, and we intend to continue applying, for patents covering aspects of our product candidates, proprietary technologies and their uses that we deem appropriate. However, we may not be able to apply for patents on certain aspects of our current or future product candidates, proprietary technologies and their uses in a timely fashion, at a reasonable cost, in all jurisdictions, or at all, and any potential patent coverage we obtain may not be sufficient to prevent substantial competition. As of December 31, 2023, our solely owned patent portfolio includes pending patent applications and issued patents. We cannot be certain that the claims in any of our patent applications will be considered patentable by the United States Patent and Trademark Office (USPTO) and courts in the United States or by the patent offices and courts in foreign countries, nor can we be certain that the claims in our issued patents will not be found invalid or unenforceable if challenged. The patent application process is subject to numerous risks and uncertainties, and there can be no assurance that we or any of our actual or potential future collaborators will be successful in protecting our product candidates, proprietary technologies and their uses by obtaining and defending patents. These risks and uncertainties include the following:

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

Our licensed European patents and patent applications could be challenged in the recently created Unified Patent Court (UPC) for the European Union, that was fully ratified in 2023. Under our current license agreements, we may not have the final or sole decision on whether we are able to opt out certain of our in-licensed European patents and patent applications from the UPC. Our licensors may decide to not opt out of the UPC, which would subject our in-licensed European patents and patent applications to the jurisdiction of the UPC. Furthermore, even if our licensors decide to opt out of the UPC, we cannot guarantee that our licensors will comply with the legal formalities and requirements for properly opting out of the UPC. Thus, we cannot be certain that our in-licensed European patents and patent applications will not fall under the jurisdiction of the UPC. Under the UPC, a single European patent would be valid and enforceable in numerous European countries. A challenge to the validity of a European patent under the UPC, if successful, could result in a loss of patent protection in numerous European countries which could have a material adverse impact on our business and our ability to commercialize or license our technology and product candidates.

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

Changes in patent law in the United States or in other countries could diminish the value of patents in general, thereby impairing our ability to protect our product candidates.

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
issue warning or untitled letters;
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

Moreover, the policies of the FDA and of other regulatory authorities may change and additional government regulations may be enacted that could prevent, limit or delay regulatory approval of our product candidates. We cannot predict the likelihood, nature or extent of government regulation that may arise from future legislation or administrative or executive action, either in the United States or abroad. For example, the CARES Act made a number of changes to the Federal Food, Drug and Cosmetic Act aimed at preventing drug shortages. The FDA issued Draft Guidance for Industry, Notifying FDA of a Discontinuance or Interruption in Manufacturing of Finished Products or Active Pharmaceutical Ingredients Under Section 506C of the FD&C Act in April 2023, which recommends that applicants and manufacturers provide additional details and follow additional procedures to ensure the FDA has the specific information it needs to help prevent or mitigate shortages and explains how the FDA communicates information about products in shortage to the public. Moreover, there has been increasing political and regulatory scrutiny of foreign-sourced drugs and foreign drug supply chains, resulting in proposed and enacted legislative and executive actions, including Executive Orders, to incentivize or compel drug manufacturing operations to relocate to the United States. It is not clear how these changes and proposals could impact our business. If we are slow or unable to adapt to changes in existing requirements or the adoption of new requirements or policies, or if we are not able to maintain regulatory compliance, we may be subject to enforcement action and we may not achieve or sustain profitability.

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

In the United States, orphan drug designation entitles a party to financial incentives such as opportunities for grant funding towards clinical trial costs, tax credits for certain clinical trial costs, and application fee waivers. In addition, if an orphan-designated product receives the first FDA approval for the indication for which it has orphan designation (meaning that FDA has not previously approved a drug considered the same drug for same orphan condition), the product is entitled to orphan drug exclusivity. If there is a previously approved same drug for the same orphan condition, to obtain orphan exclusivity, the sponsor of the subsequent drug must demonstrate clinical superiority over the previously approved same drug. If granted, orphan exclusivity means the FDA may not approve any other application to market the same drug for the same disease or condition for a period of seven years, except in limited circumstances, such as a showing of clinical superiority over the product with orphan exclusivity or where the manufacturer is unable to assure sufficient product quantity to meet the needs of the orphan patient population. In the European Union, orphan drug designation entitles a party to financial incentives such as reduction of fees or fee waivers and ten years of market exclusivity following drug or biological product approval, subject to the positive outcome of the reassessment of the continued compliance with the orphan designation criteria at the time of approval. This period may be reduced to six years if the orphan drug designation criteria are no longer met at the end of the fifth year since grant of the approval, including where it is shown that the product is sufficiently profitable not to justify maintenance of market exclusivity. Moreover, upcoming legislative reforms in the European Union may result in a reduction of market exclusivity periods for orphan medicinal products and/or imposition of additional requirements for grant of such exclusivity. In Great Britain, if the criteria for orphan designation are met at the time of assessment of the marketing authorization, the applicant is entitled to a fee reduction and ten years of market exclusivity. The terms of market exclusivity, and possibility for the period to be reduced, are similar to those in the EU. On April 26, 2023, the European Commission published new proposed legislation which, if adopted by the European Parliament and the Council of Ministers, will introduce significant number of changes to the market exclusivities granted to orphan medicinal products and the related procedures and requirements in the EU. The legislative procedure is not expected to conclude before 2024/2025 at the earliest.

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

The RACE for Children Act enacted in the U.S. in August 2017 and the European Pediatric Regulation implemented in 2007 as well as similar legislation in the UK may require us to develop our products in pediatric cancer patients. Pediatric cancers are rare, mutational burden is usually low in pediatric tumors and our approach may not be suited for children with cancer, or it may be difficult and slow to accrue children with cancers in our clinical trials. We may incur delays in meeting potential regulatory obligations or require additional investments to fulfill our regulatory commitments, and ultimately may be found incompliant if we cannot deliver pediatric data within the agreed timelines. This could lead to delays in regulatory approval and ultimately commercial licensure of our GRANITE or SLATE products. On April 26, 2023, the European Commission published new proposed legislation which, if adopted by the European Parliament and the Council of Ministers, will introduce additional requirements in the EU. The legislative procedure is not expected to conclude before 2024/2025 at the earliest.

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

Furthermore, the expansion of the 340B Drug Discount Program through the ACA has increased the number of purchasers who are eligible for significant discounts on branded drugs. Several drug manufacturers have commenced litigation, which remains ongoing, challenging the legality of contract pharmacy arrangements under the 340B Drug Discount Program, which may affect the way in which manufacturers are required to extend the 340B Drug Discount Program prices to covered entities, including through contract pharmacies. There are also ongoing challenges regarding the implementation of the 340B Drug Discount Program Administrative Dispute Resolution Process, which is in part intended to resolve claims by covered entities that they have been overcharged for covered outpatient drugs by manufacturers. In November 2022, the Health Resources and Services Administration issued a proposed rule to establish and implement an administrative dispute resolution process for certain disputes arising under the 340B drug pricing program. The public comment period closed on January 30, 2023. The nature of the Administrative Dispute Resolution Process, once finalized, may have a material adverse impact on our revenue should we participate in the 340B Drug Discount Program after receiving approval for our product candidates. It also is possible that Congress could consider legislation that amends or reforms the 340B Drug Discount Program.

Since its enactment, there have been judicial, Congressional, and executive branch challenges to certain aspects of the ACA. On June 17, 2021, the U.S. Supreme Court dismissed a judicial challenge to the ACA brought by several states without specifically ruling on the constitutionality of the ACA. Prior to the Supreme Court’s decision, President Biden issued an executive order to initiate a special enrollment period for purposes of obtaining health insurance coverage through the ACA marketplace during the COVID-19 pandemic. The executive order also instructed certain governmental agencies to review and reconsider their existing policies and rules that limit access to healthcare, including among others, reexamining Medicaid demonstration projects and waiver programs that include work requirements, and policies that create unnecessary barriers to obtaining access to health insurance coverage through Medicaid or the ACA. There is also ongoing litigation challenging the legality of the ACA’s requirement that plans cover certain preventive services without cost-sharing.

In addition, other legislative changes have been proposed and adopted in the United States since the ACA was enacted, including aggregate reductions of Medicare payments to providers, which went into effect April 1, 2013 and due to subsequent legislative amendments, will remain in effect through 2032, with the exception of a temporary suspension from May 1, 2020 through March 31, 2022, absent further congressional action. In January 2013, the American Taxpayer Relief Act of 2012 was signed into law, which, among other things, further reduced Medicare payments to several types of providers, including hospitals, imaging centers and cancer treatment centers, and increased the statute of limitations period for the government to recover overpayments to providers from three to five years. These new laws or any other similar laws introduced in the future may result in additional reductions in Medicare and other health care funding, which could negatively affect our customers and accordingly, our financial operations. Additionally, Congress has considered a number of bills relating to drug pricing and recently enacted the Inflation Reduction Act of 2022 (IRA), which was signed into law by President Biden and contains a number of provisions regarding drug pricing. The IRA adopted drug pricing reforms that will allow the federal government to negotiate prices for some high-cost drugs covered under Medicare Parts B and D, introduce inflationary rebates on certain Medicare Part B and Medicare Part D drugs, and redesign the structure of the Part D benefit. Starting in June 2023, several manufacturers and trade associations commenced litigation challenging the legality of the IRA’s Negotiation Program. We cannot predict the outcome of these cases, how numerous aspects of this law will be implemented, and how it will affect our business. It is also possible that Congress will consider other legislation that would affect drug pricing issues going forward.

Moreover, payment methodologies may be subject to changes in healthcare legislation and regulatory initiatives. For example, CMS may develop new payment and delivery models, such as bundled payment models. In addition, recently there has been heightened governmental scrutiny over the manner in which manufacturers set prices for their marketed products, which has resulted in several U.S. Congressional inquiries, hearings and proposed and enacted federal legislation and rules, as well as Executive Orders, designed to, among other things, reduce or limit the prices of drugs and make them more affordable for patients, such as by tying the prices that Medicare reimburses for physician-administered drugs to the prices of drugs in other countries, bring more transparency to drug pricing rationale and methodologies (including, for example, by requiring drug manufacturers to disclose planned drug price increases and the rationales for such increases), implement data collection and reporting under Section 204 of Title II of Division BB of the Consolidated Appropriations Act, 2021, which requires, among other things, health plans and issuers to disclose rebates, fees, and other remuneration provided by drug manufacturers related to certain pharmaceutical products, revise rules associated with the calculation of Medicaid Average Manufacturer Price and Best Price, including the removal of the current statutory 100% of Average Manufacturer Price per-unit cap on Medicaid rebate liability for single source and innovator multiple source drugs effective as of January 1, 2024 under the American Rescue Plan Act of 2021, which may significantly affect the amount of rebates paid on prescription drugs under Medicaid and the prices that are required to be charged to covered entities under the 340B Drug Discount Program, and facilitate the importation of certain lower-cost drugs from other countries. In July 2021, President Biden issued an Executive Order directing various executive branch agencies to take actions to lower drug prices and promote generic competition, including directing FDA to support and work with states and Indian Tribes to develop importation plans to import prescription drugs from Canada. The Executive Order also required the Secretary of Health and Human Services to develop a comprehensive plan for addressing drug prices. The plan was released on September 9, 2021, and it includes support for legislative and administrative actions that would improve affordability, access and competition, and foster scientific innovation. In January 2024, FDA authorized Florida's Section 804 importation program to facilitate importation of certain prescription drugs from Canada. Following passage of the IRA, in October 2022, President Biden issued an Executive Order directing the Center for Medicare and Medicaid Innovation to consider new models to lower drug costs and promote access to Medicare and Medicaid beneficiaries. The Executive Order directs HHS to issue a report on potential models to the White House within 90 days, and HHS delivered a report to President Biden on February 14, 2023 that outlines three models, including one that would develop payment methods for drugs approved under accelerated approval, in consultation with the Food and Drug Administration, to encourage timely confirmatory trial completion and improve access to post market safety and efficacy data. It is possible that additional U.S. federal healthcare reform measures will be adopted in the future, any of which could limit the amounts that the U.S. federal government will pay for healthcare products and services, which could result in reduced demand for our product candidates or additional pricing pressures. In May 2023, CMS issued a Medicaid Drug Rebate Program proposed rule, which if finalized, could increase manufacturer responsibilities and rebate liability under the program.

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

The trading price of our common stock is highly volatile and could be subject to wide fluctuations in response to various factors, some of which are beyond our control. These factors include those discussed elsewhere in this “Risk Factors” section of this report and others such as:

•
results from, and any delays in, our clinical trials, in particular for GRANITE, SLATE, CORAL or any other current or future clinical development programs, including public misperception of the results of our trials;
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
•
market conditions in the biopharmaceutical and biotechnology sectors; and
•
general economic, industry and market conditions in the United States and abroad, including recent instability in the banking sector, inflation and market volatility, rising interest rates, the federal debt ceiling and budget the potential for government shutdowns, and the ongoing labor shortage.

In addition, the stock market in general, and the markets for biopharmaceutical and biotechnology stocks in particular, have experienced extreme volatility, including as a result of recent instability in the banking sector, increases in inflation and market volatility, rising interest rates, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, disruptions to global supply chains, cybersecurity events and regional conflicts around the world, that have often been unrelated to the operating performance of any particular issuer. These broad market fluctuations may adversely affect the trading price or liquidity of our common stock. In the past, when the market price of a stock has been volatile, holders of that stock have sometimes instituted securities class action litigation against the issuer. If any of our stockholders were to bring such a lawsuit against us, we could incur substantial costs defending the lawsuit, and the attention of our management would be diverted from the operation of our business.

The future issuance of equity or of debt securities that are convertible into equity will dilute our share capital.

We expect that significant additional capital may be needed in the future to continue our planned operations. To raise capital, we may sell common stock, convertible securities or other equity or debt securities in one or more transactions at prices and in a manner we determine from time to time. For example, we have issued and may continue to issue shares in our “at the market offering” program or other registered offerings, and we have issued shares in three private placement of public issuer’s equity transactions. To the extent that additional capital is raised through the issuance of shares of common stock or other securities convertible into shares of common stock, our stockholders will be diluted. In addition, future issuances of our common stock or other equity securities (or securities convertible into our common stock or other equity securities), or the perception that such sales may occur, could adversely affect the trading price of our common stock and impair our ability to raise capital through future offerings of shares or other securities.
Sales of a substantial number of shares of our common stock in the public market could cause our stock price to fall.

If our existing stockholders sell, or indicate an intention to sell, substantial amounts of our common stock in the public market, the trading price of our common stock could decline. As of December 31, 2023, we have a total of 97,585,415 shares of common stock outstanding, as well as approximately 20.5 million shares underlying pre-funded warrants and approximately 10.6 million shares of common stock that are subject to outstanding options, restricted stock units or other equity awards. We cannot predict what effect, if any, sales of our shares in the public market or the availability of shares for sale will have on the market price of our common stock. However, if these shares of common stock are sold, or if it is perceived that they will be sold, in the public market, the trading price of our common stock could decline.

Our ability to use our net operating loss carryforwards and certain other tax attributes may be limited.

We have incurred substantial net operating losses during our history and do not expect to become profitable in the near future, and we may never achieve profitability. Under current law, federal net operating losses generated in tax years beginning after December 31, 2017 will not expire and may be carried forward indefinitely but the deductibility of such federal net operating losses for any year is limited to no more than 80% of the excess, if any, of current year taxable income (without regard to certain deductions). In addition, under Sections 382 and 383 of the Internal Revenue Code of 1986, as amended (IRC), if we undergo an “ownership change,” generally defined as a greater than 50 percentage point change (by value) in its equity ownership by certain stockholders over a three-year period, our ability to use its pre-change net operating loss carryforwards and other pre-change tax attributes (such as research and development tax credits) to offset its post-change income or taxes may be limited. It is possible that we may have undergone one or more “ownership changes” in the past. In addition, any equity financing transactions, private placements and other transactions that occur in the future, some of which are outside of our control, may trigger additional ownership changes, which could further limit our use of such net operating losses or other pre-change tax attributes. Similar provisions of state tax law may also apply to limit our use of accumulated state tax attributes. In addition, at the state level, there may be periods during which the use of net operating losses is suspended or otherwise limited, which could accelerate or permanently increase state taxes owed. As a result, even if we attain profitability, we may be unable to use all or a material portion of our net operating losses and other tax attributes, which could adversely affect our results of operations and future cash flows.

Provisions in our charter documents and under Delaware law could discourage a takeover that stockholders may consider favorable and may lead to entrenchment of management.

Our amended and restated certificate of incorporation, as amended, and amended and restated bylaws contain provisions that could delay or prevent changes in control or changes in our management without the consent of our board of directors. These provisions include the following:

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
•
the required approval of at least 66 2/3% of the shares entitled to vote at an election of directors to adopt, amend or repeal our amended and restated bylaws or repeal the provisions of our amended and restated certificate of incorporation, as amended, regarding the election and removal of directors;
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

Our amended and restated certificate of incorporation, as amended, and our amended and restated bylaws provide for an exclusive forum in the Court of Chancery of the State of Delaware and in the U.S. federal district courts for certain disputes between us and our stockholders, which could limit our stockholders’ ability to obtain a favorable judicial forum for disputes with us or our directors, officers or employees.

Our amended and restated certificate of incorporation, as amended, and our amended and restated bylaws provide that, unless we consent in writing to the selection of an alternative forum, the Court of Chancery of the State of Delaware is the exclusive forum for any derivative action or proceeding brought on our behalf, any action asserting a breach of fiduciary duty, any action asserting a claim against us arising pursuant to the Delaware General Corporation Law, our amended and restated certificate of incorporation, as amended, or our amended and restated bylaws, or any action asserting a claim against us that is governed by the internal affairs doctrine. The exclusive forum provision will not apply to suits brought to enforce any liability or duty created by the Exchange Act or any other claim for which the federal courts have exclusive jurisdiction. In addition, our amended and restated certificate of incorporation, as amended, provides that the U.S. federal district courts are the exclusive forum for the resolution of any complaint asserting a cause of action arising under the Securities Act. Our exclusive forum provision will not relieve us of our duties to comply with the federal securities laws and the rules and regulations thereunder, and our stockholders will not be deemed to have waived our compliance with these laws, rules and regulations.

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

We have never declared or paid cash dividends on our capital stock. We do not currently intend to pay any cash dividends on our common stock for the foreseeable future. We currently intend to invest our future earnings, if any, to fund our growth. Therefore, you are not likely to receive any dividends on your common stock for the foreseeable future. Since we do not intend to pay dividends, your ability to receive a return on your investment will depend on any future appreciation in the market value of our common stock. There is no guarantee that our common stock will appreciate or even maintain the price at which our holders have purchased it.

General Risk Factors

If securities or industry analysts do not publish research or reports about our business, or if they issue an adverse or misleading opinion regarding our stock, our stock price and trading volume could decline.

The trading market for our common stock is influenced by the research and reports that industry or securities analysts publish about us or our business. We do not have any control over the industry or securities analysts, or the content and opinions included in their reports. If any of the analysts who cover us issue an adverse or misleading opinion regarding us, our business model, our intellectual property or our stock performance, or if our clinical trials and operating results fail to meet the expectations of analysts, our stock price would likely decline. If one or more of these analysts cease coverage of us or fail to publish reports on us regularly, we could lose visibility in the financial markets, which in turn could cause our stock price or trading volume to decline.

We incur substantial costs as a result of operating as a public company, and our management devotes substantial time to governance and compliance matters. Any failure to comply with the rules that apply to public companies, including Section 404 of the Sarbanes-Oxley Act of 2002, could result in sanctions or other penalties that would harm our business.

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

As a public company, we are subject to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404) and the related rules of the SEC, which generally require that we maintain effective internal controls for financial reporting and disclosure controls and procedures and that our management and independent registered public accounting firm report on, among other things, the effectiveness of our internal control over financial reporting. This assessment needs to include disclosure of any material weaknesses identified by our management in our internal control over financial reporting. As of December 31, 2023, we are no longer an emerging growth company and, therefore, are subject to certain additional public company reporting obligations. However, although we are no longer an emerging growth company, we are still a smaller reporting company and a non-accelerated filer, and as such, we are not required to comply with the auditor attestation requirements of Section 404.

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

Our amended and restated certificate of incorporation, as amended, and amended and restated bylaws provide that we will indemnify our directors and officers, in each case to the fullest extent permitted by Delaware law.

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

Item 1B. Unresolved Staff Comments.

None.

Item 1C. Cybersecurity

Cybersecurity Risk Management and Strategy

We have developed and implemented a cybersecurity risk management program intended to protect the confidentiality, integrity, and availability of our critical systems and information. Our cybersecurity risk management program includes a cybersecurity incident response plan.

We design and assess our program based on the National Institute of Standards and Technology Cybersecurity Framework (“NIST CSF”). This does not imply that we meet any particular technical standards, specifications, or requirements, only that we use the NIST CSF as a guide to help us identify, assess, and manage cybersecurity risks relevant to our business.

Our cybersecurity risk management program is integrated into our overall enterprise risk management program, and shares common methodologies, reporting channels and governance processes that apply across the enterprise risk management program to other legal, compliance, strategic, operational, and financial risk areas.

Our cybersecurity risk management program includes:

•
processes designed to help identify, assess and manage material cybersecurity risks to our critical systems, information, products, services, and our broader enterprise IT environment;
•
a cybersecurity incident response team principally responsible for managing (i) our cybersecurity risk assessment processes, (ii) our security controls, and (iii) our response to cybersecurity incidents;
•
the use of external service providers, where appropriate, to assess, test or otherwise assist with aspects of our security controls, cybersecurity program;
•
cybersecurity awareness training of our employees, incident response personnel, and senior management;
•
a cybersecurity incident response plan that includes procedures for responding to cybersecurity incidents; and
•
a risk management process for service providers, suppliers, vendors and others in our supply chain.

While we have previously experienced security incidents related to our data and systems, to date, we have not identified risks from known cybersecurity threats, including as a result of any prior cybersecurity incidents, that have materially affected or are reasonably likely to materially affect us, including our operations, business strategy, results of operations, or financial condition. If we were to experience a material cybersecurity incident in the future, such incident may have a material effect, including on our business strategy, operating results, or financial condition. For more information regarding cybersecurity risks that we face and potential impacts on our business related thereto, see the risk factor disclosures in Part I, Item 1A of this Annual Report on Form 10-K titled “We depend on our information technology systems, and any failure of these systems could harm our business. Security breaches, loss of data, and other disruptions could compromise sensitive information related to our business or prevent us from accessing critical information and expose us to liability, which could adversely affect our business, results of operations and financial condition.”

Cybersecurity Governance

Our Board considers cybersecurity risk as part of its risk oversight function and has delegated to the Audit Committee oversight of cybersecurity and other information technology risks. The Audit Committee oversees management’s implementation of our cybersecurity risk management program.

The Audit Committee receives regular reports from management on our cybersecurity risk management program, including on changes to the broader cybersecurity landscape, threats from cybersecurity risks, our cybersecurity posture and related enhancements. In addition, management updates the Audit Committee and, as necessary, the full Board, regarding any material cybersecurity incidents.

The Committee reports to the full Board regarding its activities, including those related to cybersecurity.

Our management team, including our Chief Operating Officer and Vice President of Information Technology, is responsible for assessing and managing our material risks from cybersecurity threats. Our Vice President of Information Technology has primary responsibility for our overall cybersecurity risk management program and supervises both our internal cybersecurity incident response team and our retained external cybersecurity consultants.

Our management team supervises efforts to prevent, detect, mitigate, and remediate cybersecurity risks and incidents through various means, which may include briefings from internal security personnel; threat intelligence and other information obtained from governmental, public or private sources, including external consultants engaged by us; and alerts and reports produced by security tools deployed in the IT environment.

Item 2. Properties.

Our corporate headquarters are located at 5959 Horton Street, Emeryville, California, comprising approximately 34,500 square feet of office and laboratory space. The lease term for the 5959 Horton lease expires on November 30, 2029 and we have an option to extend the lease term for two consecutive additional terms of 5 years. We also lease part of a newly-built facility in Boston, Massachusetts, comprising approximately 73,500 square feet of office and laboratory space. We took occupancy of this facility in 2023.

In addition, we also lease approximately 13,900 square feet of office and laboratory space in Cambridge, Massachusetts, the term of which expires in April 2025. We lease a manufacturing facility in Pleasanton, California, where we occupy approximately 42,600 square feet of space. The lease term expires in November 2024, with an option to extend the term through November 2029. We also lease additional office space in Pleasanton, California of approximately 7,100 square feet. The lease term expires in November 2024.

For additional information on all our properties, see “Leases” in Note 6 to our consolidated financial statements.

We believe that our existing facilities are sufficient for our needs for the immediate future and that our facilities will meet the anticipated needs of our business in the medium term. As we continue to grow the business, we may lease additional or alternate space, and we believe suitable additional or alternative space will be available in the future on commercially reasonable terms.

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

Holders of Common Stock

As of March 1, 2024, there were 16 holders of record of our common stock. Because many of our shares of common stock are held by brokers and other institutions on behalf of stockholders, we are unable to estimate the total number of beneficial owners of our common stock represented by these record holders.

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

Item 6. [Reserved]

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

You should read the following discussion and analysis of our financial condition and results of operations together with our audited financial statements and the related notes thereto included elsewhere in this Annual Report on Form 10-K. This discussion and analysis, and other parts of this Annual Report on Form 10-K, contain forward-looking statements. Such forward-looking statements involve substantial risks and uncertainties that could cause our research and clinical development programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K.

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

* MSS-CRC = microsatellite stable colorectal cancer

** Gilead is responsible for conducting a Phase 1 clinical trial

*** National Cancer Institute (NCI) is responsible for conducting a Phase 1 clinical trial

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

As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $79.3 million. We expect our existing cash, cash equivalents and marketable securities, will enable us to fund our operating expenses and capital expenditure requirements into the third quarter of 2024.

Substantial doubt exists as to our ability to continue as a going concern. Our ability to continue as a going concern is subject to material uncertainty and dependent on our ability to obtain additional financing. We expect to incur significant expenses and increasing operating losses for at least the next several years as we continue our clinical development of, and seek regulatory approval for, our product candidates. We expect that our operating losses will fluctuate significantly from quarter to quarter and year to year due to timing of clinical development programs. Without additional funds, we may be forced to delay, scale back or eliminate some of our research and development activities or other operations and potentially delay product development in an effort to provide sufficient funds to continue our operations. If any of these events occurs, our ability to achieve our development and commercialization goals would be adversely affected.

The accompanying consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

We are subject to continuing risks and uncertainties in connection with the current macroeconomic and geopolitical environments, including risks related to supply chain disruptions, inflation, market volatility, interest rate fluctuations, recent instability in the banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, labor shortages, cybersecurity events and ongoing regional conflicts around the world. We are closely monitoring the impact of these factors on all aspects of our operational and financial performance. To date, we have not experienced much of an impact on our business. However, our future results of operations and liquidity could be adversely impacted by a variety of factors, including those discussed in the section titled “Risk Factors” included elsewhere in this Annual Report on Form 10-K. As of the date of issuance of this Annual Report on Form 10-K, the extent to which the current macroeconomic and geopolitical environments may materially impact our financial condition, liquidity, or results of operations remains uncertain.

Components of Our Operating Results

Collaboration and License, Contract, and Grant Revenue

To date, we have not generated any revenue from product sales and we do not expect to generate any revenue from product sales for the foreseeable future. For the years ended December 31, 2023, 2022, and 2021, we recognized $16.3 million, $19.9 million, and $48.2 million, respectively, of combined revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, the CEPI Funding Agreement, the, Gates Grant Agreement and the BARDA Contract, and another small collaboration agreement. See Note 7 to our consolidated financial statements for additional information.

In the future, we expect to continue to recognize revenue from the Gilead Collaboration Agreement, the CEPI Funding Agreement, the Gates Grant Agreement, and BARDA funding, either under the BARDA Contract or as administered by the RRPV Consortium, and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect our revenue to fluctuate on a quarterly and annual basis due to the timing and amount of license fees, reimbursement of costs incurred, milestone and other payments, as well as product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Research and development activities account for a significant portion of our operating expenses. Research and development costs are expensed as incurred. These costs include:

•
External research and development expenses, including:
o
expenses incurred under arrangements with third parties, including CROs, preclinical testing organizations, CMOs, academic and non-profit institutions and consultants;
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

Pursuant to the Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically-validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how.

Pursuant to the 2020 Genevant License Agreement, as amended, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022. No research and development expense was recorded for the year ended December 31, 2023.

Pursuant to the 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize samRNA vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $191.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. No research and development expense was recorded for the year ended December 31, 2023 and 2022.

Pursuant to the 2023 Genevant License Agreement, we obtained a multi-year option for a non-exclusive license under Genevant’s LNP technology on a pathogen-by-pathogen basis to develop and commercialize samRNA vaccines against infectious disease. Under the 2023 Genevant License Agreement, we made a $2.5 million upfront payment to Genevant and Genevant is eligible to receive from us option maintenance and exercise fees in the single digit millions and up to an aggregate of $136.0 million in contingent milestone payments per product, subject to increase for multi-pathogen products and in other specified circumstances, and royalties ranging from the mid to high single digits on future product sales. If we outlicense an applicable infectious disease program, in lieu of certain of these payments, Genevant may be entitled to a percentage of amounts that we receive from our sublicensee. The $2.5 million upfront payment was included in research and development expense for the year ended December 31, 2023.

We expect our research and development expenses to increase substantially in the future as we continue to advance our product candidates into and through clinical studies and pursue regulatory approval. Such activities are costly and time-consuming and we expect our clinical studies to generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those described in the section entitled “Risk Factors” included in Part I, Item 1A and elsewhere in this Annual Report on Form 10-K.

The following table summarizes our research and development expenses by program and category (in thousands):

	Year Ended December 31,
	2023	2022
GRANITE program external expenses	$18,727	$13,832
SLATE program external expenses	1,602	2,691
CORAL program external expenses	10,589	12,082
Other program external research and development expenses	26,045	23,403
Personnel-related expenses (1)	45,181	42,030
Other unallocated research and development expenses	25,038	17,365
Total research and development expenses	$127,182	$111,403

(1) Personnel-related expenses include stock-based compensation expense of $6.3 million and $6.7 million for the years ended December 31, 2023 and 2022, respectively.

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

Interest Expense

Interest expense consists primarily of interest expense related to our Loan Agreement. A portion of the interest expense is non-cash expense relating to the accretion of the final payment fees and amortization of debt discount and debt issuance costs associated with the Loan Agreement.

Results of Operations

Comparison of the Years Ended December 31, 2023 and 2022

The following table sets forth the significant components of our results of operations (in thousands):

	Year Ended December 31,
	2023	2022	Change
Revenues:
Collaboration and license revenues	$1,331	$9,269	$(7,938)
Grant revenues	15,013	10,676	4,337
Total revenues	16,344	19,945	(3,601)
Operating expenses:
Research and development	127,182	111,403	15,779
General and administrative	28,783	28,970	(187)
Total operating expenses	155,965	140,373	15,592
Loss from operations	(139,621)	(120,428)	(19,193)
Interest income	5,199	1,976	3,223
Interest expense	(4,036)	(1,235)	(2,801)
Other expense	(32)	—	(32)
Net loss	$(138,490)	$(119,687)	$(18,803)

Collaboration and License, Contract, and Grant Revenues

Collaboration and licenses revenues were $1.3 million and $9.3 million for the years ended December 31, 2023 and 2022, respectively. During the year ended December 31, 2023, we recorded $0.3 million in collaboration revenue related to the Gilead Collaboration Agreement, and $1.0 million in collaboration revenue related to the 2seventy Agreement. The amount of collaboration revenue recognized related to the 2seventy Agreement during the year ended December 31, 2022 included cumulative catch-up adjustments increasing collaboration revenue by $6.4 million due to revisions to estimated costs to complete the remaining performance obligation.

Grant revenues were $15.0 million and $10.7 million for the years ended December 31, 2023 and 2022, respectively. During the years ended December 31, 2023 and 2022, we recognized $4.3 million and $9.5 million, respectively, of grant revenue from the CEPI Funding Agreement. During the years ended December 31, 2023 and 2022 we recognized $1.7 million and $1.2 million, respectively, of grant revenue from the Gates Grant Agreement. During the year ended December 31, 2023, we recognized $9.0 million of revenue from the BARDA Contract. See Note 7 to our consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $127.2 million for the year ended December 31, 2023 compared to $111.4 million for the year ended December 31, 2022. The increase of $15.8 million for the year ended December 31, 2023 was primarily due to increases in personnel-related costs and clinical trial expenses. Personnel-related costs increased by $3.9 million, as a direct result of our increased research and development headcount. Facility related costs increased by $6.7 million to accommodate our increased research and general personnel. Laboratory supplies and consumables increased by $2.1 million and milestone and license payments increased by $1.4 million primarily reflecting payments to Genevant. We recognized impairment charges related to long-lived assets on operating lease right-of-use (ROU) asset and related leasehold improvements in connection with abandoning the 40 Erie Lease of which $1.8 million was allocated to research and development activities. These increases were partially offset by a decrease of $0.1 million in outside services and consultants, consisting primarily of clinical trial and other chemistry, manufacturing, and controls (CMC) related expenses to carry out the research and development activities.

General and Administrative Expenses

General and administrative expenses were $28.8 million for the year ended December 31, 2023 compared to $29.0 million for the year ended December 31, 2022. The decrease of $0.2 million was primarily attributable to a decrease of $1.6 million in outside services for legal, finance, recruiting and other professional services to support our ongoing operations due to the recruitment of full time equivalents, partially offset by a $0.5 million increase in personnel-related costs as we expanded our headcount and $0.7 million of facility related costs. We recognized impairment charges related to long-lived assets on operating lease ROU asset and related leasehold improvements in 2023 in connection with abandoning the 40 Erie Lease of which $0.2 million was allocated to general and administrative activities.

Interest Income

Interest income was $5.2 million and $2.0 million for the years ended December 31, 2023 and 2022, respectively. The income for both years represents interest and investment income from cash, cash equivalents and marketable securities. The increase of $3.2 million was primarily due to higher interest rates in 2023 as compared to 2022.

Interest Expense

Interest expense was $4.0 million for the year ended December 31, 2023 and $1.2 million for the year ended December 31, 2022. Interest expense is primarily comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement. The increase of $2.8 million was primarily due to the Loan Agreement being outstanding for an entire year in 2023 versus half of the year in 2022. Additionally, we drew down an additional $10.0 million in March 2023 and $10.0 million in December 2023 thereunder.

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

Discussions of year-to-year comparisons between 2022 and 2021 that are not included in this Annual Report on Form 10-K can be found in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7 of the Company’s Annual Report on Form 10-K for the fiscal year ended December 31, 2022.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through sales of our convertible preferred stock, sales of our common stock in public offerings and under our “at-the-market” offering programs, private placements of our common stock and pre-funded warrants, proceeds from the Loan Agreement, collaborations with third parties, including under the 2seventy Agreement and the Gilead Collaboration Agreement, and non-dilutive grants from various nonprofit and governmental organizations. As of December 31, 2023, we had cash, cash equivalents, and marketable securities of $79.3 million and an accumulated deficit of $659.6 million, as compared to cash, cash equivalents, and marketable securities of $175.9 million and an accumulated deficit of $521.1 million as of December 31, 2022. We expect that our cash, cash equivalents, and marketable securities as of December 31, 2023 will not enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this Annual Report on Form 10-K. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of this Annual Report on Form 10-K. As a result, the Company believes that its existing cash, cash equivalents and investments, before considering any potential default under its Loan Agreement, will only be sufficient to fund its planned operating and capital needs into the third quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the adverse impact any event of default under our Loan

Agreement. In particular, if we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default under the minimum liquidity requirement included in the Loan Agreement in the second quarter of 2024. Upon such a default, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the second quarter of 2024. The accompanying consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

Following our initial public offering, in April 2019, we completed an underwritten public offering and sold and issued an aggregate of 6,500,000 shares of common stock at a price to the public of $11.50 per share. We received aggregate net proceeds from the offering of approximately $69.7 million, after deducting underwriting discounts and commissions and offering costs.

In October 2019, we (i) filed a shelf registration statement on Form S-3 (the 2019 Shelf Registration Statement), with the SEC covering up to $250.0 million of common stock, preferred stock, debt securities, warrants and units, and (ii) entered into a Sales Agreement with Cowen and Company, LLC (Cowen) for an “at-the market” offering of up to $75.0 million in shares of our common stock (2019 ATM Offering Program). Through December 31, 2022, we received aggregate proceeds of $50.0 million, net of commissions and offering costs, to the issuance of 5,642,712 shares under the 2019 ATM Offering Program. There are no further amounts available for issuance under the 2019 ATM Offering Program. In October 2022, the 2019 Shelf Registration Statement expired and no further securities were issued under it.

In December 2020, we completed a series of private placement transactions (collectively, the First PIPE Financing) pursuant to which we sold (i) an aggregate of 5,543,351 shares of common stock at a per share purchase price of $3.34, (ii) pre-funded warrants to purchase an aggregate of 27,480,719 shares of common stock, each with an exercise price of $3.34 per share of common stock (of which $3.33 per share was pre-paid by each purchaser), and (iii) an aggregate of 4,043,127 shares of common stock at a per share purchase price of $3.71. The aggregate gross cash proceeds to us for the securities sold in the First PIPE Financing was $125.0 million, and related costs were $5.7 million.

In September 2021, we completed a private placement (the Second PIPE Financing) pursuant to which we sold an aggregate of 5,000,000 shares of common stock at a per share purchase price of $11.00. In connection with the Second PIPE Financing, we received $55.0 million in aggregate gross cash proceeds and incurred related costs of $2.3 million.

In March 2022, we (i) filed a shelf registration statement on Form S-3 (the 2022 Shelf Registration Statement) with the SEC, covering the offering of up to $250.0 million of our common stock, preferred stock, debt securities, warrants and units and (ii) entered into a Sales Agreement with Cowen for an "at-the-market" offering of up to $100.0 million in shares of our common stock (2022 ATM Offering Program). Through December 31, 2023, we have received aggregate proceeds from our 2022 ATM Offering Program of $27.5 million, net of commissions and offering costs, pursuant to the issuance of 10,230,628 shares. As of December 31, 2023, we have $71.6 million available under the 2022 ATM Offering Program.

In April 2022, we received the second tranche payment of $2.7 million under the CEPI Funding Agreement.

In July 2022, we entered into a loan and security agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules) and Silicon Valley Bank (SVB) which provides us with a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, we drew $20.0 million from the first tranche, and we drew an additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available if and when we meet certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone under the Loan Agreement had been achieved, pursuant to which we drew an additional $10 million on December 15, 2023. As of December 31, 2023, no other milestones had been achieved. The Loan Agreement is secured by substantially all of our assets, other than intellectual property. There are no warrants associated with the Loan Agreement. See Note 8 to our consolidated financial statements for additional information.

In March 2023, we, Hercules and SVB entered into an amendment to the Loan Agreement (the First Amendment) to amend the minimum liquidity requirements thereunder. Under the amended Loan Agreement (as amended, the Amended Loan Agreement), beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as our market capitalization is no greater than $400.0 million, we are subject to a minimum liquidity requirement equal to the then outstanding balance under the Amended Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether we achieve certain performance milestones. As of December 31, 2023, we have not achieved the performance milestones to be subject to the lower 0.45 multiplier.

In October 2022, we completed a private placement (the Third PIPE Financing), pursuant to which we sold an aggregate of 6,637,165 shares of common stock at a per share purchase price of $2.26 and pre-funded warrants to purchase 13,274,923 shares of common stock at a price of $2.26 per share (of which $2.2599 per share was prepaid by each purchaser). The aggregate gross cash proceeds to us for the securities sold in the Third PIPE Financing was $45.0 million, and related costs were $2.6 million.

In April 2023, we received $0.7 million under the Gates Grant Agreement.

In June 2023, we received the third tranche payment of $1.2 million under the CEPI Funding Agreement.

In December 2023, we received total payments of $9.0 million under the BARDA Contract and the fourth tranche payment of $2.4 million under the CEPI Funding Agreement.

Funding Requirements

We do not expect positive cash flows from operations in the foreseeable future, if ever. Historically, we have incurred operating losses as a result of ongoing efforts to develop our cancer and infectious disease immunotherapy candidates, including conducting ongoing research and development, clinical and preclinical studies and providing general and administrative support for these operations. We do not have any products approved for sale, and we do not expect to generate any meaningful revenue unless and until we obtain regulatory approval of and commercialize any of our current and future product candidates and/or enter into additional significant collaboration or grant agreements with third parties, and we do not know when, or if, either will occur. We expect to continue to incur net operating losses for at least the next several years and we expect the losses to increase as we advance our CORAL, GRANITE, and SLATE programs, as well as any future product candidates, through clinical development, seek regulatory approval, prepare for and, if approved, proceed to commercialization, continue our research and development efforts and invest in our manufacturing facility. We are subject to all the risks typically related to the development of new product candidates, and we may encounter unforeseen expenses, difficulties, complications, delays and other unknown factors that may adversely affect our business. We do not yet have a sales organization or commercial infrastructure and, accordingly, we will need to incur significant expenses to develop a sales organization and commercial infrastructure in advance of generating any commercial product sales. Moreover, we incur substantial costs associated with operating as a public company. We anticipate that we will need substantial additional funding in connection with our continuing operations.

Until we can generate a sufficient amount of revenue from the commercialization sources of liquidity of immunotherapy product candidates or from additional significant collaboration or license agreements with third parties, if ever, we expect to finance our future cash needs through private and public equity offerings, including our “at-the-market” offering programs, debt financings, and potential future collaboration, license and development agreements. Adequate funding may not be available to us on acceptable terms, or at all. If sufficient funds on acceptable terms are not available when needed, including, but not limited to, as a result of macroeconomic factors related to ongoing regional conflicts around the world, inflation and market volatility, interest rate fluctuations, recent instability in the global banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, we will be required to significantly reduce our operating expenses and delay, reduce the scope of, or eliminate one or more of our development programs. If we are unable to raise additional capital in sufficient amounts or on terms acceptable to us, we will be required to significantly reduce our operating expenses and may have to significantly delay, scale back or discontinue the development or commercialization of one or more of our current or future product candidates. If we raise additional funds by issuing equity or convertible debt securities, it could result in dilution to our existing stockholders and increased fixed payment obligations. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. If we incur indebtedness, we could become subject to covenants that would restrict our operations and potentially impair our competitiveness, such as limitations on our ability to incur additional debt, limitations on our ability to acquire, sell or license intellectual property rights and other operating restrictions that could adversely impact our ability to conduct our business. Additionally, any future collaborations we enter into with third parties may provide capital in the near term, but we may have to relinquish valuable rights to our product candidates or grant licenses on terms that are not favorable to us. Any of the foregoing could significantly harm our business, financial condition and prospects.

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $659.6 million through December 31, 2023. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will not be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Annual Report on Form 10-K. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of this Annual Report on Form 10-K. As a result, the Company believes that its existing cash, cash equivalents and investments will only be sufficient to fund its planned operating and capital needs into the third quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the adverse impact a default of any of our debt covenants from our Loan Agreement. In particular, if we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default under the minimum liquidity requirement included in the Loan Agreement in the second quarter of 2024. Upon such a default, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the second quarter of 2024. The accompanying consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Year Ended December 31,
	2023	2022	2021
Cash used in operating activities	$(121,648)	$(115,946)	$(50,678)
Cash provided by (used in) investing activities	102,341	(12,964)	(118,553)
Cash provided by financing activities	25,117	83,098	108,760
Net increase (decrease) in cash and cash equivalents	$5,810	$(45,812)	$(60,471)

Cash Used in Operating Activities

During the year ended December 31, 2023, cash used in operating activities was $121.6 million, which consisted of net loss of $138.5 million, adjusted by non-cash charges of $33.9 million and net changes in our operating assets and liabilities of $17.0 million. The non-cash charges consisted primarily of depreciation and amortization expense of $7.6 million, stock-based compensation of $11.6 million, non-cash operating lease expense of $14.0 million, amortization of debt discount and issuance costs of $1.4 million, and impairment of long-lived assets (ROU Asset and the related tenant improvements) of $2.0 million, partially offset by amortization premiums on marketable securities of $2.7 million. The change in our operating assets and liabilities was primarily driven by decreases of $2.8 million in deferred revenue, $17.3 million in lease liability, $2.3 million in accrued and other non-current liabilities, $2.0 million in accounts payable and increases of $4.6 million in deposits and other long term assets and $1.2 million in prepaid expenses and other current assets, partially offset by increases of $1.2 million in accrued compensation and $0.4 million in accrued research and development expenses.

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

Cash Provided (Used In) by Investing Activities

During the year ended December 31, 2023, cash provided by investing activities was $102.3 million, which consisted of $133.2 million in proceeds from the maturity of marketable securities, partially offset by $26.3 million in purchases of marketable securities and $4.6 million of capital expenditures to purchase property and equipment.

During the year ended December 31, 2022, cash used in investing activities was $13.0 million which consisted of $141.9 million in purchases of marketable securities and $5.9 million of capital expenditures to purchase property and equipment, partially offset by $134.8 million in proceeds from the maturity of marketable securities.

During the year ended December 31, 2021, cash used in investing activities was $118.6 million, which consisted of $199.9 million of purchases of marketable securities, $5.5 million of capital expenditures to purchase property and equipment, and $0.2 million of prepayment of financing lease, partially offset by $82.2 million in proceeds from the maturity of marketable securities and $4.8 million in proceeds from the sale of marketable securities.

Cash Provided by Financing Activities

During the year ended December 31, 2023, cash provided by financing activities was $25.1 million, which primarily consisted of $19.9 million in proceeds from long-term debt, net of debt discount and issuance costs, $8.1 million in proceeds from the issuance of common stock under the 2022 ATM Offering Program, and $0.8 million in proceeds from the issuance of common stock under the employee stock purchase plan, partially offset by $2.6 million in financing and offering costs, $0.9 million in taxes paid related to net share settlement of restricted stock units and $0.2 million in payment of financing lease.

During the year ended December 31, 2022, cash provided by financing activities was $83.1 million, which primarily consisted of $45.0 million in proceeds from the Third PIPE Financing, $19.1 million in proceeds from long-term debt, net of debt discount and issuance costs, $19.7 million in proceeds from the 2022 ATM Offering Program, $0.3 million in proceeds from the issuance of common stock from option and warrant exercises and $0.5 million in proceeds from issuance of common stock under the employee stock purchase plan, partially offset by $0.9 million in tax withholding on vesting of restricted stock units, $0.4 million in payment of financing costs, and $0.2 million in payment of financing lease.

During the year ended December 31, 2021, cash provided by financing activities was $108.8 million, which primarily consisted of proceeds from the issuance of common stock of $55.0 million from the second PIPE financing, $36.6 million from “at the market offering”, net of issuance costs, $21.2 million under the Gilead Stock Purchase Agreement, $3.4 million from the exercise of stock options, warrants and other, and $0.9 million from the purchase of shares under our employee stock purchase plan, partially offset by $8.4 million of payments of financing costs.

Off-Balance Sheet Arrangements

We have not entered into any off-balance sheet arrangements, as defined under SEC rules.

Contractual Obligations and Commitments

We lease office, laboratory and storage space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2023 to 2033. The total future minimum lease payments under the agreements are $96.8 million, of which $12.8 million of the payments are due in the next year. See Note 6 to our consolidated financial statements for additional information.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the years ended December 31, 2023 and 2022, no royalties were due from the sales of licensed products. See Note 7 to our consolidated financial statements for additional information.

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

Government Contract

Contracts with government agencies, including cost reimbursement agreements, are assessed to determine if the contract should be accounted for as an exchange transaction or a contribution. A government contract is accounted for as a contribution if the government agency does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue when there is reasonable assurance that the contribution will be received, and all attaching conditions have been complied with.

Under the base period of its the BARDA Contract, the Company receives fixed payment amounts for certain deliverables. If option periods beyond the base period of the BARDA Contract are exercised or a new agreement is awarded under the RRPV Consortium, the Company expects to receive reimbursement for incurred costs under its U.S. government contract that support research and development of defined projects. The BARDA Contract generally provides for reimbursement of approved costs incurred under its terms. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract will be recognized as the qualified direct and indirect costs on the projects are incurred. The Company will invoice under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of the government. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. However, these audits could result in an adjustment to government contract revenue previously reported, which adjustments could be potentially significant. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts. Revenue related to the U.S. government contract relates to the BARDA Contract (see Note 7).

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

Leases

We determine whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of our leases are classified as operating leases. Leases with a term greater than one year are recognized on the consolidated balance sheets as right-of-use assets, lease liabilities and, if applicable, long-term lease liabilities. Lease liabilities and their corresponding right-of-use assets are recorded based on the present value of lease payments over the expected lease term. The interest rate implicit in lease contracts is typically not readily determinable. As such, we utilize the appropriate incremental borrowing rate, which is the rate incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. We derived our incremental borrowing rate by assessing rates in recent market transactions, as adjusted for security interests and our credit quality. Certain adjustments to the right-of-use asset may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the right-of-use asset is impaired.

Recent Accounting Pronouncements

Refer to “Note 2. Summary of Significant Accounting Policies” to our audited consolidated financial statements for a discussion of recent accounting pronouncements.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk.

Interest Rate Sensitivity

We are exposed to market risk related to changes in interest rates. We had cash, cash equivalents and marketable securities of $79.3 million as of December 31, 2023, which consisted primarily of money market funds and marketable securities, largely composed of investment grade, short-term and long-term fixed income securities.

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

Item 8. Financial Statements and Supplementary Data

Gritstone bio, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Stockholders and the Board of Directors of

Gritstone bio, Inc.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of Gritstone bio, Inc. (“the Company”) as of December 31, 2023 and 2022, the related consolidated statements of operations and comprehensive loss, stockholders’ equity and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023 in conformity with U.S. generally accepted accounting principles.

The Company's Ability to Continue as a Going Concern

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has stated that substantial doubt exists about the Company’s ability to continue as a going concern. Management's evaluation of the events and conditions and management’s plans regarding these matters are also described in Note 1. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the account or disclosure to which they relate.

Operating lease right-of-use assets and operating lease liabilities
Description of the Matter How We Addressed the Matter in Our Audit

As discussed in Note 6 to the consolidated financial statements, the Company recognizes right-of-use assets and corresponding lease liabilities for certain leases on the balance sheet in accordance with Accounting Standards Codification 842 (“ASC 842”). The Company estimated the incremental borrowing rate in order to calculate the right-of-use assets and lease liabilities related to new or modified leases recognized on the balance sheet. During 2023, the Company recorded right-of-use assets of $60.3 million in exchange for lease liabilities related to leases originated or modified during 2023.

Auditing the Company’s operating lease right-of-use assets and operating lease liabilities was challenging due to the requirement that management estimate the incremental borrowing rates in the application of ASC 842. Our procedures involved auditor judgment to evaluate management’s estimate of incremental borrowing rates used in these calculations, including selection of an appropriate yield curve and estimating adjustments for collateralization where appropriate.

To test the incremental borrowing rate used to record leases that originated or were modified during the year ended December 31, 2023, our audit procedures included, among others, evaluating the methodology, significant assumptions and underlying data used by the Company. We involved our valuation specialists to assist in evaluating management’s methodology used to develop the incremental borrowing rates and in preparing an independent calculation of the incremental borrowing rates, which we compared to management’s estimates.

/s/ Ernst & Young LLP

We have served as the Company’s auditor since 2016.

San Mateo, California

March 5, 2024

Gritstone bio, Inc.

Consolidated Balance Sheets

(In thousands, except share amounts and par value)

	December 31,
	2023	2022
Assets
Current assets:
Cash and cash equivalents	$62,986	$55,498
Marketable securities	16,288	116,389
Restricted cash	2,299	3,977
Prepaid expenses and other current assets	5,862	7,014
Total current assets	87,435	182,878
Long-term restricted cash	5,290	5,290
Property and equipment, net	17,281	21,335
Lease right-of-use assets	66,839	17,481
Deposits and other long-term assets	924	9,739
Long-term marketable securities	—	4,031
Total assets	$177,769	$240,754
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,819	$8,694
Accrued compensation	9,357	8,215
Accrued liabilities	1,213	4,124
Accrued research and development expenses	3,696	3,343
Lease liabilities, current portion	6,904	5,294
Deferred revenue, current portion	2,350	5,131
Total current liabilities	27,339	34,801
Other liabilities, noncurrent	709	150
Lease liabilities, net of current portion	57,727	15,673
Debt, noncurrent	40,144	19,349
Total liabilities	125,919	69,973
Commitments and contingencies (Notes 6, 7, and 8)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at December 31, 2023 and 2022	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at December 31, 2023 and 2022; 97,585,415 and 86,894,901 shares issued and outstanding at December 31, 2023 and 2022, respectively	22	22
Additional paid-in capital	711,386	691,910
Accumulated other comprehensive gain (loss)	3	(80)
Accumulated deficit	(659,561)	(521,071)
Total stockholders’ equity	51,850	170,781
Total liabilities and stockholders’ equity	$177,769	$240,754

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Operations and Comprehensive Loss

(In thousands, except share and per share amounts)

	Year Ended December 31,
	2023	2022	2021
Revenues:
Collaboration and license revenues	$1,331	$9,269	$46,717
Grant revenues	15,013	10,676	1,497
Total revenues	16,344	19,945	48,214
Operating expenses:
Research and development	127,182	111,403	97,490
General and administrative	28,783	28,970	25,933
Total operating expenses	155,965	140,373	123,423
Loss from operations	(139,621)	(120,428)	(75,209)
Interest income	5,199	1,976	164
Interest expense	(4,036)	(1,235)	(37)
Other expense	(32)	—	—
Net loss	(138,490)	(119,687)	(75,082)
Other comprehensive loss:
Unrealized gain (loss) on marketable securities	83	(7)	(73)
Comprehensive loss	$(138,407)	$(119,694)	$(75,155)
Net loss per share, basic and diluted	$(1.20)	$(1.32)	$(0.95)
Weighted-average number of shares used in computing net loss per share, basic and diluted	115,527,546	90,918,333	78,885,186

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Stockholders’ Equity

(In thousands, except share amounts)

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2020	47,552,693	$18	$493,023	$—	$(326,302)	$166,739
Offering costs related to the sale of common stock and pre-funded warrants	—	—	(451)	—	—	(451)
Issuance of common stock under Sales Purchase Agreement, net of issuance costs of $339	1,169,591	—	20,830	—	—	20,830
Issuance of common stock under the ATM equity offering program, net of issuance costs of $124	3,990,869	—	36,595	—	—	36,595
Issuance of common stock under PIPE financing, net of issuance costs of $2,348	5,000,000	1	52,652	—	—	52,653
Issuance of common stock under the ESPP	183,111	—	914	—	—	914
Unrealized loss on marketable securities	—	—	—	(73)	—	(73)
Issuance of common stock upon exercise of warrants	10,459,576	1	48	—	—	49
Issuance of common stock upon exercise of stock options	692,038	—	3,360	—	—	3,360
Stock-based compensation	—	—	10,552	—	—	10,552
Net loss	—	—	—	—	(75,082)	(75,082)
Balance at December 31, 2021	69,047,878	$20	$617,523	$(73)	$(401,384)	$216,086
Issuance of common stock under the ATM equity offering program, net of issuance costs of $146	7,034,948	1	19,591	—	—	19,592
Issuance of common stock under PIPE financing, net of issuance costs of $880	6,637,165	1	14,120	—	—	14,121
Issuance of pre-funded warrants, under PIPE financing, net of issuance costs of $1,759	—	—	28,240	—	—	28,240
Issuance of common stock upon exercise of warrants	3,442,567	—	34	—	—	34
Issuance of common stock upon restricted stock units vesting	215,350	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(890)	—	—	(890)
Issuance of common stock under the ESPP	322,646	—	549	—	—	549
Unrealized loss on marketable securities	—	—	—	(7)	—	(7)
Issuance of common stock upon exercise of stock options	194,347	—	186	—	—	186
Stock-based compensation	—	—	12,557	—	—	12,557
Net loss	—	—	—	—	(119,687)	(119,687)
Balance at December 31, 2022	86,894,901	$22	$691,910	$(80)	$(521,071)	$170,781
Issuance of common stock under the ATM equity offering program, net of issuance costs of $128	3,195,680	$-	$7,964	$-	$-	7,964
Issuance of common stock upon restricted stock units vesting	547,980	$-	$-	$-	$-	—
Tax payments related to shares withheld for vested restricted stock units	-	$-	$(946)	$-	$-	(946)
Issuance of common stock upon exercise of stock options	6,000	$-	$5	$-	$-	5
Issuance of common stock for warrant exercises	6,348,805	$-	$34	$-	$-	34
Issuance of common stock under the ESPP	592,049	$-	$801	$-	$-	801
Stock-based compensation	-	$-	$11,618	$-	$-	11,618
Unrealized gain on marketable securities	-	$-	$-	$83	$-	83
Net loss	-	$-	$-	$-	$(138,490)	(138,490)
Balance at December 31, 2023	97,585,415	$22	$711,386	$3	$(659,561)	$51,850

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Consolidated Statements of Cash Flows

(In thousands)

	Year Ended December 31,
	2023	2022	2021
Operating activities
Net loss	$(138,490)	$(119,687)	$(75,082)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	7,591	6,560	6,347
Net amortization (accretion) of premiums and discounts on marketable securities	(2,698)	(372)	817
Amortization of debt discount and issuance costs	1,412	392	—
Stock-based compensation	11,618	12,557	10,552
Impairment of right-of-use assets	1,969	—	—
Non-cash operating lease expense	14,063	9,131	8,052
Loss on disposition of property and equipment	22	—	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,152	658	(3,426)
Deposits and other long-term assets	4,619	(7,387)	(614)
Accounts payable	(1,968)	1,879	(419)
Accrued compensation	1,142	1,290	593
Accrued and other non-current liabilities	(2,362)	3,509	(859)
Accrued research and development expenses	353	(363)	2,653
Lease liability	(17,290)	(8,915)	(7,925)
Deferred revenue	(2,781)	(15,198)	8,633
Net cash used in operating activities	(121,648)	(115,946)	(50,678)
Investing activities
Purchase of marketable securities	(26,295)	(141,908)	(199,905)
Maturities of marketable securities	133,208	134,816	87,053
Purchase of property and equipment	(4,572)	(5,872)	(5,463)
Prepayments on financing lease	—	—	(238)
Net cash provided by (used in) investing activities	102,341	(12,964)	(118,553)
Financing activities
Proceeds from issuance of common stock from public offering	—	—	21,169
Proceeds from issuance of common stock and pre-funded warrants from PIPE financing	—	45,000	55,000
Proceeds from issuance of common stock upon exercise of stock options, warrants and other	39	220	3,408
Proceeds from issuance of common stock from ATM equity offering program	8,092	19,737	36,719
Proceeds from issuance of common stock under the ESPP	801	549	914
Proceeds from long-term debt, net of debt discount and issuance costs	19,919	19,130	—
Payments of financing costs	(2,548)	(420)	(8,394)
Payments of financing lease	(240)	(228)	(56)
Tax payments related to shares withheld for vested restricted stock units	(946)	(890)	—
Net cash provided by financing activities	25,117	83,098	108,760
Net increase (decrease) in cash, cash equivalents and restricted cash	5,810	(45,812)	(60,471)
Cash, cash equivalents and restricted cash at beginning of period	64,765	110,577	171,048
Cash, cash equivalents and restricted cash at end of period	$70,575	$64,765	$110,577
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$133	$1,146	$738
Financing costs included in accrued liabilities and accounts payable	$14	$2,433	$69
Remeasurement of operating lease right-of-use asset for lease modification	$706	$1,406	$6,452
Lease liabilities arising from obtaining right -of-use asset from new leases	$—	$553	$109
Assets acquired under leasing obligations	$59,604	$—	$—
Cash paid for interest on debt	$2,415	$647	$—

See accompanying notes to consolidated financial statements.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $138.5 million, $119.7 million, and $75.1 million for the years ended December 31, 2023, 2022, and 2021, respectively. The Company used net cash of $121.6 million, $115.9 million, and $50.7 million through its operating activities for the years ended December 31, 2023, 2022, and 2021, respectively. The Company had an accumulated deficit of $659.6 million and $521.1 million as of December 31, 2023 and 2022, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future. The Company has funded its operations to date primarily through private placements of its convertible preferred stock, the sale of common stock in public offerings, under an “at the market offering” (the “ATM Offering Program”), the private placement of common stock and pre-funded warrants, and through proceeds received from its collaboration arrangements. As of December 31, 2023, the Company had cash, cash equivalents and marketable securities of $79.3 million. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of 12 months from the date these consolidated financial statements are issued. To fund the Company's planned operations, the Company will need to raise additional capital. The Company intends to raise additional capital through private and public equity offerings, including its “at-the-market” offering program, debt financings, and potential future collaboration, license and development agreements. However, there can be no assurance that the Company will be successful in acquiring additional funding at levels sufficient to fund its operations or on terms acceptable to the Company or at all. If the Company is unsuccessful in its efforts to raise additional capital or if sufficient funds on acceptable terms are not available when needed, the Company could be required to significantly reduce operating expenses and delay, reduce the scope of or eliminate one or more of its development programs or its future commercialization efforts, out-license intellectual property rights to its product candidates and sell unsecured assets, or a combination of the above, any of which may have a material adverse effect on the Company’s business, results of operations, financial condition and/or its ability to fund its scheduled obligations on a timely basis or at all. Failure to manage discretionary spending or raise additional capital, as needed, may adversely impact the Company’s ability to achieve its intended business objectives. These conditions raise substantial doubt about the Company’s ability to continue as a going concern for a period of one year from the date of the issuance of these consolidated financial statements. If we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default of the minimum liquidity requirement in the second quarter of 2024. Upon such a default, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the second quarter of 2024. The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, determining the fair value of assets and liabilities, the fair value of right-of-use assets and lease liabilities, stock-based compensation expense, and including those related to revenue recognition, including but not limited to, transaction price and progress toward completion of performance obligation under the Company's contracts with customers. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the consolidated balance sheets that sum to the total of the same amounts shown in the consolidated statements of cash flows (in thousands):

	December 31,
	2023	2022
Cash and cash equivalents	$62,986	$55,498
Restricted cash	2,299	3,977
Long-term restricted cash	5,290	5,290
Total cash, cash equivalents and restricted cash	$70,575	$64,765

Marketable Securities

The Company invests its excess cash in investment grade short-term and long-term fixed income securities. Such investments in marketable securities are considered available for sale, and reported at fair value, with unrealized gains and losses included as a component of accumulated other comprehensive gain (loss). Marketable securities with maturities of greater than three (3) months from the date of purchase but less than one year from the consolidated balance sheet date are classified as short-term, while marketable securities with maturities in one year or beyond one year from the consolidated balance sheet date are classified as long term. The amortized cost of debt securities is adjusted for amortization of premiums and accretion of discounts to maturity, which is included in interest income on the consolidated statements of operations and comprehensive loss. Realized gains and losses and declines in value judged to be other than temporary, if any, on available-for-sale securities are included in interest income, net. The cost of securities sold is determined using specific identification method.

The Company periodically evaluates whether declines in fair values of its marketable securities below their book value are other than temporary. This evaluation consists of several qualitative and quantitative factors regarding the severity and duration of the unrealized loss as well as the Company’s ability and intent to hold the marketable security until a forecasted recovery occurs. Additionally, the Company assesses whether it has plans to sell the security or it is more likely than not it will be required to sell any marketable securities before recovery of its amortized cost basis. Factors considered include quoted market prices, recent financial results and operating trends, implied values from any recent transactions or offers of investee securities, credit quality of debt instrument issuers, other publicly available information that may affect the value of the marketable security, duration and severity of the decline in value, and the Company’s strategy and intentions for holding the marketable security. To date, the Company has not recorded any impairment charges on its marketable securities related to other-than-temporary declines in market value. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2023, 2022, or 2021. Additionally, the Company has determined that it has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2023, 2022 or 2021.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the consolidated balance sheets. As of December 31, 2023, the Company has no off-balance sheet concentrations of credit risk.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those faced by other clinical-stage biotechnology companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. Further, the Company is subject to broad market risks and uncertainties resulting from recent events, such as the regional conflicts around the world, inflation, rising or sustained high interest rates and recession risks, market volatility, recent instability in the global financial markets, uncertainty as to the U.S. federal budget and the related potential for government shutdowns, as well as supply chain and labor shortages.

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

Long-Lived Assets

The Company evaluates long-lived assets, including property and equipment and operating lease right-of-use assets ("ROU Assets"), for impairment whenever events or changes in business circumstances indicate that the carrying amount of the asset may not be fully recoverable. An impairment loss would be recognized when estimated undiscounted future cash flows expected to result from the use of the asset and its eventual disposition are less than its carrying amount. Impairment, if any, is measured as the amount by which the carrying amount of a long-lived asset exceeds its fair value. The primary measure of fair value is discounted cash flows, which may include significant estimates primarily related to the discount rate and projected cash flows. The discount rate considers the relevant risk associated with asset-specific characteristics and the uncertainty related to the ability to achieve the projected cash flows.

In conjunction with the move to the Boston lease, the Company ceased use of the 40 Erie Street facility, which triggered an impairment assessment. In connection with the impairment assessment, the Company recorded an impairment loss of $2.0 million related to the ROU Asset and related tenant improvements from the 40 Erie Lease, which is included in operating expenses on the consolidated statement of operations and comprehensive loss for the year ended December 31, 2023 (see Note 6). There were no indicators of impairment of long-lived assets and no impairment losses have been recorded as of and for the year ended December 31, 2022 or 2021.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Government Contract

Contracts with government agencies, including cost reimbursement agreements, are assessed to determine if the contract should be accounted for as an exchange transaction or a contribution. A government contract is accounted for as a contribution if the government agency does not receive commensurate value in return for the assets transferred. Contributions are recognized as grant revenue when there is reasonable assurance that the contribution will be received, and all attaching conditions have been complied with.

The Company receives reimbursement under its U.S. government contract that support research and development of defined projects. The contract generally provides for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract is recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of the government. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. However, these audits could result in an adjustment to government contract revenue previously reported, which adjustments could be potentially significant. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts. Grant revenue related to the U.S. government contract relates to the BARDA Contract (see Note 7).

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

The Company estimates the fair value of stock option grants and employee stock purchase plan (ESPP) purchase rights using the Black-Scholes option-pricing model (“the Black-Scholes model”). The Black-Scholes model requires management to make assumptions and judgments about the variables used in the calculation, including the expected term (weighted-average period of time that the options granted are expected to be outstanding), the expected volatility of common stock, an assumed risk-free interest rate, and expected dividends the Company may pay. Management uses the simplified calculation (based on the mid-point between the vesting date and the end of the contractual term) of the expected term for its stock options as the Company has concluded that its stock option history does not provide a reasonable basis upon which to estimate expected term. Volatility is based on an average of the historical volatilities of the common stock of entities with characteristics similar to the Company’s. The risk-free rate is based on the U.S. Treasury yield curve in effect at the time of grant for periods corresponding with the expected life of the option. The Company uses an assumed dividend yield of zero as the Company has never paid dividends and has no current plans to pay any dividends on its common stock.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease ROU Assets, lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s consolidated balance sheets at December 31, 2023 and 2022. The Company has elected not to recognize on the consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if we determine the ROU Asset is impaired.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

The Company recognizes and measures uncertain tax positions using a two—step approach set forth in authoritative guidance. The first step is to evaluate the tax position taken or expected to be taken by determining whether the weight of available evidence indicates that it is more likely than not that the tax position will be sustained in an audit, including resolution of any related appeals or litigation processes. The second step is to measure the tax benefit as the largest amount that is more than 50% likely to be realized upon ultimate settlement. Significant judgment is required to evaluate uncertain tax positions. The Company evaluates uncertain tax positions on a regular basis. The evaluations are based on a number of factors, including changes in facts and circumstances, changes in tax law, correspondence with tax authorities during the course of the audit, and effective settlement of audit issues. The provision for income taxes includes the effects of any accruals that the Company believes are appropriate. It is the Company’s policy to recognize interest and penalties related to income tax matters in income tax expense. Through December 31, 2023, the Company had not accrued interest or penalties related to uncertain tax positions.

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

The FFCR Act, CARES Act and A.B. 85 did not have a material impact on the Company’s consolidated financial statements as of December 31, 2023.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the Internal Revenue Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. This provision did not have a material impact on the Company's consolidated financial statements as of December 31, 2023.

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

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). The standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the standard modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted, but not earlier than fiscal years beginning after December 15, 2020. The

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Company does not expect the adoption of ASU 2020-06 to have a material impact on its consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendments in ASU 2023-07 are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its consolidated financial statements and related disclosures.

In December 2023, the FASB issued ASU No. 2023-09, Income Taxes-Improvements to Income Tax Disclosures, which requires greater disaggregation of income tax disclosures related to the income tax rate reconciliation and income taxes paid ("ASU 2023-09"). ASU 2023-09 is effective for the Company for the year ending December 31, 2025, although early adoption is permitted. The Company is currently evaluating the impact of the provisions of ASU 2023-09.

3. Cash Equivalents and Marketable Securities

The amortized cost, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	December 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$39,243	$—	$—	$39,243
Commercial paper	4,484	—	—	4,484
U.S. government debt securities	2,250	—	—	2,250
Total cash equivalents	45,977	—	—	45,977
Short-term marketable securities:
Commercial paper	3,485	—	—	3,485
Corporate debt securities	939	—	—	939
U.S. government treasuries	9,861	5	(1)	9,865
U.S. government debt securities	2,000	—	(1)	1,999
Total short-term marketable securities	16,285	5	(2)	16,288
Total	$62,262	$5	$(2)	$62,265

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

As of December 31, 2023 and 2022, the Company had a total of $79.3 million and $175.9 million in cash, cash equivalents and marketable securities, which includes $63.0 million and $55.5 million in cash and cash equivalents and $16.3 million and $120.4 million in marketable securities, respectively.

All marketable securities held as of December 31, 2023, had contractual effective maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of December 31, 2023, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment in the year ended December 31, 2023, 2022 or 2021. The Company has not recorded an allowance for credit losses as of December 31, 2023 or 2022.

See Note 4 for further information regarding the fair value of the Company’s consolidated financial instruments.
4. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,243	$39,243	$—	$—
Commercial paper	4,484	—	4,484	—
U.S. government debt securities	2,250	—	2,250	—
Total cash equivalents	45,977	39,243	6,734	—
Short-term marketable securities:
Commercial paper	3,485	—	3,485	—
Corporate debt securities	939	—	939	—
U.S. government treasuries	9,865	9,865	—	—
U.S. government debt securities	1,999	—	1,999	—
Total short-term marketable securities	16,288	9,865	6,423	—
Total	$62,265	$49,108	$13,157	$—

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	December 31,
	2023	2022
Computer equipment and software	$1,704	$1,155
Furniture and fixtures	2,723	2,285
Laboratory equipment	29,521	27,309
Leasehold improvements	15,733	18,024
	49,681	48,773
Less accumulated depreciation and amortization	(32,415)	(28,782)
Construction-in-progress	15	1,344
Total property and equipment, net	$17,281	$21,335

Depreciation and amortization expense was $7.6 million, $6.6 million, and $6.3 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

6. Commitments and Contingencies

Leases

The Company leases office, laboratory and storage space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s consolidated balance sheets as of December 31, 2023 and 2022. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for an additional two five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned. The Company recorded a $7.3 million ROU Asset and a $11.6 million lease liability on the consolidated balance sheet as of December 31, 2023. The Company recorded a $8.1 million ROU Asset and a $12.8 million lease liability on the consolidated balance sheet as of December 31, 2022.

Pleasanton Leases

The Company leases office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. In October 2022, the letter of credit was reduced to a balance of $0.6 million. As of December 31, 2022, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Assets on the consolidated balance sheets as of December 31, 2023 and 2022.

In addition, in May 2019, the Company entered into a 64-month non-cancelable operating lease for additional office space in Pleasanton, California, with an obligation to pay rent commencing in August 2019. In January 2022, the Company amended the lease to add additional leased space and extend the lease expiration date to February 2027.

Cambridge Leases

The Company leases or has leased laboratory, office and storage space in several facilities in Cambridge, Massachusetts, pursuant to different lease agreements:

The Company’s facility located at 40 Erie Street in Cambridge, Massachusetts is leased pursuant to a 67-month non-cancelable operating lease (as amended, the “40 Erie Lease”), which the Company entered into in February 2016, with an obligation to pay rent commencing in October 2016. The lessor provided the Company a tenant improvement allowance for a total of $2.1 million to complete the laboratory and office renovation. In September 2021, the Company executed an amendment to the 40 Erie Lease, which extends its term through April 2025 and provides for monthly base rent amounts, subject to annual increases over the term of the lease.

In conjunction with the move to the Boston facility, the Company ceased use of the 40 Erie Street facility, which triggered an impairment assessment. In connection with the impairment assessment, the Company recorded an impairment loss of $2.0 million related to the ROU Asset from the 40 Erie Lease, which is included in operating expenses on the consolidated statement of operations and

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

comprehensive loss for the year ended December 31, 2023. The Company is subject to the fixed rental fee payments for the existing lease through the remaining term until May 2025.

The Company’s facility located at 21 Erie Street in Cambridge, Massachusetts was leased pursuant to a 24-month non-cancelable operating lease (as amended, the “21 Erie Lease”), which the Company entered into in September 2018. The 21 Erie Lease has since been amended five times, as a result of which the lease term extended through June 2023.

In March 2021, the Company entered into a 17-month operating lease (as amended, the “Cambridge Storage Lease”) for additional office and laboratory storage space in Cambridge, Massachusetts, which commenced on April 1, 2021. The Company also paid an insignificant cash security deposit. The Cambridge Storage Lease was amended in June 2022 to extend the lease term through June 30, 2023.

In conjunction with the 40 Erie Lease, the 21 Erie Lease and the Cambridge Storage Lease, each as amended (if applicable), the Company has paid certain cash security deposits, which in each case included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. As of December 31, 2023, the $0.3 million security deposit was recorded in deposits and other long-term assets on the Company's consolidated balance sheet and relates to the 40 Erie Lease. The security deposits for the 21 Erie Lease and the Cambridge Storage Lease were returned to the Company upon lease termination in 2023. As of December 31, 2022, of the $0.7 million security deposits, $0.4 million was recorded in prepaid expenses and other current assets and the remaining $0.3 million was recorded in deposits and other long-term assets on the Company's consolidated balance sheet.

Boston Lease

The Company occupies a newly built facility in Boston, Massachusetts, with office and laboratory space, pursuant to a 120-month operating lease (as amended, the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements owned by the landlord. The Company incurred tenant improvement costs relating to the initial design and construction of the improvements before the commencement date which were accounted for as lease prepayments. The Company’s obligation to pay rent commenced in July 2023, subject to free rent periods of three and nine months with respect to certain premises. The Company was provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease expires in 2033. Under the Boston Lease, the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. As a security deposit under the Boston Lease, the Company provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of December 31, 2023, none of the irrevocable letter of credit amount had been drawn.

The Boston Lease commenced in April 2023, when the Company was provided early access to the premises and gained control over the use of the underlying assets. Upon commencement, the Company recognized an ROU Asset of $59.3 million and a lease liability of $50.9 million on the consolidated balance sheet. Upon commencement, the ROU Asset includes $8.4 million of lease prepayments made before the commencement date, which are primarily related to the lessor owned tenant improvement cost.

In September 2023, the Company amended the Boston Lease, whereby the lease term commenced on July 1, 2023 and expires on June 30, 2033.

The Company’s operating leases include various covenants, indemnities, defaults, termination rights, security deposits and other provisions customary for lease transactions of this nature.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

The components of lease costs, which were included in our consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Year ended December 31,
	2023	2022	2021
Lease cost
Operating lease cost	$13,561	$8,797	$7,973
Short-term lease cost	30	—	—
Total lease cost	$13,591	$8,797	$7,973

Supplemental information related to leases was as follows:

	Year ended December 31,
	2023	2022	2021
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$17,290	$8,915	$7,925
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Right-of-use assets obtained from entering new leases	$59,604	$553	$6,562
Increase in right-of-use assets from lease modifications	$706	$1,406	-
Weighted average remaining lease term (years):
Operating leases	8.30	5.10	5.30
Weighted average discount rate:
Operating leases	10.1%	7.7%	7.4%

As of December 31, 2023, minimum annual payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2024	12,834
2025	10,749
2026	10,376
2027	10,466
2028	10,732
Thereafter	41,615
Total minimum payments	96,772
Less: Amounts representing interest expense	(32,141)
Present value of future minimum lease payments	64,631
Less: Current portion of lease liability	(6,904)
Noncurrent portion of lease liability	$57,727

Guarantees and Indemnifications

The Company, as permitted under Delaware law and in accordance with its amended and restated certificate of incorporation, as amended, and amended and restated bylaws, and pursuant to indemnification agreements with certain of its officers and directors, indemnifies its officers and directors for certain events or occurrences, subject to certain limits, with respect to which the officer or director is or was serving in such capacity at the Company’s request. The term of the indemnification period lasts as long as an officer or director may be subject to any proceeding arising out of acts or omissions of such officer or director in such capacity. The maximum amount of potential future indemnification is unlimited; however, the Company currently holds director and officer liability insurance. This insurance limits the Company’s exposure and may enable it to recover a portion of any future amounts paid. The Company believes that the fair value of these indemnification obligations is minimal. Accordingly, the Company has not recognized any liabilities relating to these obligations for any period presented.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

7. Collaboration and License Agreements

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”), to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of December 31, 2023, and no royalties were due from the sale of licensed products.

In August 2019, the Company entered into a First Amendment to the 2seventy Agreement, which extended the timeline for the Company and 2seventy to execute a Patient Selection Services Agreement from within one year to within two years after the Effective Date of the 2seventy Agreement. In August 2020, the Company entered into a Second Amendment, which extended the timeline of the Patient Selection Services Agreement to within three years and also extended the Tissue Analysis Period from February 28, 2021 to June 30, 2021. In April 2021, the Company entered into a Third Amendment, which removed the Patient Selection Services Agreement in its entirety and extended the Tissue Analysis Period from June 30, 2021 to December 31, 2021. In November 2023, the Company entered into a Fourth Amendment, which extended the timeline of the Target Designation Period for a final TCR discovery campaign to January 31, 2024. The amendments were entered into for administrative purposes, and the Company determined the amendments were not a modification of contract under the contract with customers guidance.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

The variable consideration related to the remaining development, regulatory, and sales-based milestones payments has not been included in the initial transaction price and continues to be fully constrained as of December 31, 2023. As part of its evaluation of the constraint, the Company considered numerous factors, including that receipt of the milestones is outside the control of the Company and contingent upon initiation of clinical trials for early-stage targets and 2seventy’s development efforts. Any variable consideration related to sales-based milestones (including royalties) will be recognized when the related sales occur, as they were determined to relate predominantly to the License and Know-How granted to 2seventy. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the years ended December 31, 2023, 2022, and 2021, the Company recognized $1.0 million, $7.7 million, and $3.0 million, respectively, in collaboration revenue under the 2seventy Agreement. The amount of collaboration revenue recognized during the year ended December 31, 2022 included cumulative catch-up adjustments increasing collaboration revenue by $6.4 million due to revisions to estimated costs to complete the remaining performance obligation. The adjustments resulted in a decrease in the Company’s loss from operations of $6.4 million and a decrease in loss per share of $0.07 for the year ended December 31, 2022. No deferred revenue was recorded on the consolidated balance sheet as of December 31, 2023. Deferred revenue of $1.0 million was recorded on the consolidated balance sheet in current liabilities as of December 31, 2022. Deferred revenue related to the performance obligations identified under the 2seventy Agreement that was recognized over the period the performance obligations were satisfied.

Changes in the deferred revenue balance during the year ended December 31, 2023 are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$1,047
Additions	—
Deductions	(1,047)
Balance at December 31, 2023	$—

There were no receivables or net contract assets recorded as of December 31, 2023 or 2022 associated with the 2seventy Agreement.

Gilead Sciences, Inc.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

In January 2021, the Company entered into a Collaboration, Option and License Agreement (the “Gilead Collaboration Agreement”) with Gilead Sciences, Inc. (“Gilead”) to research and develop a vaccine-based immunotherapy as part of Gilead’s efforts to find a curative treatment for HIV infection. Under the terms of the Gilead Collaboration Agreement, the Company granted to Gilead an exclusive, worldwide license to develop and commercialize a HIV-specific therapeutic vaccine utilizing the Company’s technology. Gilead is responsible for conducting all development and commercialization activities beginning with a Phase 1 clinical trial, and the Company is responsible for contributing to preclinical research studies and participation in a joint steering committee (collectively, “research and development activities”). Concurrently with the execution of the Gilead Collaboration Agreement, the Company and Gilead entered into a Supply Agreement (the “Gilead Supply Agreement”) under which the Company will supply research product and GMP product (“Product Supply”) that may be required under the Gilead Collaboration Agreement until Gilead completes its first GMP product batch, and the Company will participate in a joint manufacturing team (collectively, “product supply activities”). In addition, the Company also concurrently entered into a Stock Purchase Agreement (the “Gilead Stock Purchase Agreement”) under which Gilead acquired, in a private placement transaction, 1,169,591 shares of the Company’s common stock. The common shares were issued to Gilead with certain registration rights and certain standstill and market stand-off provisions. The Company determined that these concurrent contracts represent a combined arrangement (the “Gilead Arrangement”).

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 clinical trial (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of December 31, 2023 and no royalties were due from the sale of licensed products.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of December 31, 2023 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the years ended December 31, 2023 and 2022, the Company did not record any license revenue. For the years ended December 31, 2023 and 2022, the Company recorded $0.3 million and $1.6 million, respectively, as collaboration revenue as a result of

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. For the year ended December 31, 2021, the Company recognized $38.6 million as license revenue, and $5.1 million as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. There was no contract asset recorded on the consolidated balance sheet as of December 31, 2023 or 2022. There was $0.1 million and $0.1 million recorded as deferred revenue as of December 31, 2023 and 2022, respectively, associated with the Gilead Collaboration Agreement.

Changes in the short-term deferred revenue balance during the year ended December 31, 2023 for the Gilead Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$107
Additions	—
Deductions	(56)
Balance at December 31, 2023	$51

There was de minimis and $0.1 million of receivables recorded on the consolidated balance sheet as a current asset in the prepaid expenses and other current assets balance as of December 31, 2023 and 2022, respectively.

The Company deferred $0.1 million in incremental costs to acquire the Gilead Collaboration Agreement in the first quarter of 2021 allocated to performance obligations recognized over time, which will be recognized over time in each period proportionate to revenue recognition. There were no deferred contract acquisition costs amortized during the year ended December 31, 2023 as they were fully amortized during the year ended December 31, 2022. Deferred contract acquisition costs amortized during the year ended December 31, 2022 and 2021 were negligible.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the years ended December 31, 2023, 2022, and 2021, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the FDA, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of December 31, 2023, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of December 31, 2023, and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (as amended, the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single therapeutic indication, and

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. Genevant is a spin-off of Arbutus, and the 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022. None of the other milestone events under the 2020 Genevant License Agreement had occurred as of December 31, 2023.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $191.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. None of the other milestone events under the 2021 Genevant License Agreement had occurred as of December 31, 2023.

In August 2023, the Company entered into an Option and Non-Exclusive License and Development Agreement (the “2023 Genevant License Agreement”) with Genevant. Pursuant to the 2023 Genevant License Agreement, the Company obtained a multi-year option for a non-exclusive license under Genevant’s LNP technology on a pathogen-by-pathogen basis to develop and commercialize samRNA vaccines against infectious disease. Under the 2023 Genevant License Agreement, (i) the Company made a $2.5 million upfront payment to Genevant, recorded as research and development expense for the year ended December 31, 2023, and (ii) Genevant is eligible to receive from the Company option maintenance and exercise fees in the single digit millions and up to an aggregate of $136.0 million in contingent milestone payments per product, subject to increase for multi-pathogen products and in other specified circumstances, and royalties ranging from the mid to high single digits on future product sales. If Gritstone outlicenses an applicable infectious disease program, in lieu of certain of these payments, Genevant may be entitled to a percentage of amounts that Gritstone receives from its sublicensee. None of the milestone events under the 2023 Genevant License Agreement had occurred as of December 31, 2023.

Coalition for Epidemic Preparedness Innovations

In August 2021, the Company entered into the CEPI Funding Agreement with CEPI, under which CEPI agreed to provide funding of up to $20.6 million to the Company to advance the Company’s CORAL program, a second-generation COVID-19 vaccine program, with an initial clinical trial in South Africa. Under the terms of the agreement, CEPI is funding a multi-arm Phase 1 clinical trial evaluating the CORAL program’s samRNA vaccine in naïve, convalescent, and HIV+ patients. The study is evaluating three different samRNA vaccine constructs that each target both the spike protein and other SARS-CoV-2 targets and are designed to drive both robust B and T cell immune responses. The funding will also supporting pre-clinical studies, scale-up and formulation development to enable manufacturing of large quantities of stable vaccine product.

Under the terms of the CEPI Funding Agreement, among other things, the Company and CEPI agreed on the importance of global equitable access to the vaccine produced pursuant to the CEPI Funding Agreement. The vaccine, if approved, is expected to be

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

In December 2021, the Company and CEPI entered into an amendment to the CEPI Funding Agreement, under which CEPI agreed to provide additional funding up to $5.0 million, for a total of up to $25.6 million, to the Company to conduct a Phase 1 clinical trial of the Company’s Omicron vaccine candidate in South Africa. In January 2024, the Company and CEPI entered into a second amendment to the CEPI Funding Agreement, which repurposed certain unspent funds for preclinical immunogenicity studies for use for preclinical challenge studies.

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021, the second tranche of funding of $2.7 million was received in April 2022, the third tranche of funding of $1.2 million was received in June 2023, and the fourth tranche of funding of $2.4 million was received in December 2023.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the agreement are incurred. During the years ended December 31, 2023, 2022 and 2021, the Company recognized grant revenue of $4.3 million, $9.5 million, and $1.5 million, respectively, under the CEPI Funding Agreement. As of December 31, 2023 and 2022, short-term restricted cash and short-term deferred revenue of $2.3 million and $3.0 million, respectively, were recorded on the consolidated balance sheets. Deferred revenue will be recognized over the period in which the CEPI Funding Agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the third quarter of 2024.

Changes in the short-term deferred revenue balance during the year ended December 31, 2023 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$2,952
Additions	3,634
Deductions	(4,295)
Balance at December 31, 2023	$2,291

Gates

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation (the “Gates Grant Agreement”), which provides funding for the Company’s development of an optimal immunogen in the context of a therapeutic human papillomavirus (“HPV”) vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and an additional $0.7 million was received in April 2023. In November 2023, the Company and Gates entered into an amendment to the Gates Grant Agreement, which extended the end date to March 31, 2024.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. During the year ended December 31, 2023 and 2022, the Company recognized $1.7 million and $1.2 million, respectively, in revenue under the Gates Grant Agreement. The Company did not recognize any grant revenue under the Gates Grant Agreement in 2021. As of December 31, 2023 and 2022, short-term restricted cash and short-term deferred revenue of an insignificant amount and $1.0 million were recorded on the consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the first quarter of 2024.

Changes in the short-term deferred revenue balance during the year ended December 31, 2023 for the Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2022	$1,025
Additions	700
Deductions	(1,717)
Balance at December 31, 2023	$8

Biomedical Advanced Research and Development Authority

In September 2023, the Company entered into a contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response in the U.S. Department of Health and Human Services. Under the BARDA Contract, the Company may be eligible to receive funding of up to an estimated $433.0 million to conduct a 10,000-participant randomized Phase 2b comparative clinical trial evaluating the Company’s next-generation samRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19. The BARDA Contract could result in payments to the Company of up to approximately $433.0 million. The BARDA Contract consists of a base period (ending on or before the first quarter of 2024, though this period may be extended) and a total contract period-of-performance (base period plus two stages gated at BARDA’s discretion) of up to approximately four years. The base period for the BARDA Contract includes government funding of up to approximately $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Following successful completion of the base period, the BARDA Contract provides for up to approximately $423.0 million of additional BARDA funding for two stages gated at BARDA’s discretion in support of the clinical trial execution and additional analyses for the clinical trial. However, BARDA instructed the Company to apply for funding for these two stages under a new award administered by the Rapid Response Partnership Vehicle ("RRPV Consortium"), which would be awarded at BARDA's discretion with BARDA funds. As of December 31, 2023, BARDA has not executed either of the two stages nor has the Company been awarded a new agreement under the RRPV Consortium. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience, and similar terms are expected under a potential agreement with the RRPV Consortium.

The Company recognized $9.0 million in revenue under the BARDA Contract for base period activities for the year ended December 31, 2023. The Company received $9.0 million under the BARDA Contract as of December 31, 2023.

8. Debt

In July 2022, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides the Company a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, the Company drew $20.0 million from the first tranche and drew an additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available upon the Company meeting certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, and the Company drew the available $10.0 million on December 15, 2023. As of December 31, 2023, no additional milestones had been met. The term loan is secured by substantially all of the Company’s assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

Borrowings under the Loan Agreement bear interest (i) at an annual cash rate equal to the greater of (x) the lesser of (1) the prime rate (as customarily defined) and (2) 5.50%, in either case, plus 3.15%, and (y) 7.15% and (ii) at an annual payment-in-kind rate

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

In March 2023, the Company entered into the First Amendment to Loan and Security Agreement, dated as of March 31, 2023, with SVB, Hercules, Hercules Capital Funding Trust 2002-1 (the “First Amendment” and the Loan Agreement as amended by the First Amendment, the “Amended Loan Agreement”), to amend the minimum liquidity requirements under the Loan Agreement, beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as the Company’s market capitalization is no greater than $400.0 million, the Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Amended Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones. As of December 31, 2023, we have not achieved the performance milestones to be subject to the lower 0.45 multiplier.

The Company’s obligations under the Amended Loan Agreement are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect on the Company, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of the Company and its subsidiaries, taken as a whole. As of December 31, 2023, the Company is in compliance with all covenants in the Amended Loan Agreement, as amended.

As of December 31, 2023 and 2022, there were debt discounts, unamortized issuance costs and unaccreted value of the final fee of $2.2 million and $1.8 million, respectively, which were recorded as a direct deduction from the term loan on the consolidated balance sheet. Interest expense related to the Loan Agreement was $4.0 million and $1.2 million, respectively, for the years ended December 31, 2023 and 2022. The effective interest rate on the term loan, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13%. The components of the long-term debt balance are as follows (in thousands):

December 31,
2023
Principal loan balance	$40,000
Final fee	2,300
Unamortized debt discount and issuance costs	(2,156)
Long term debt, net	$40,144

As of December 31, 2023, the estimated future principal payments due (excluding the final payment fee) were as follows (in thousands):

2024	—
2025	8,457
2026	18,030
2027	13,513
Total principal payments	$40,000

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

9. Balance Sheet Components

Prepaid Expenses and Other Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	December 31,
	2023	2022
Prepaid research and development-related expenses	$3,904	$4,241
Collaboration receivable	14	135
Prepaid insurance	940	1,158
Interest and other receivables	217	529
Facilities-related deposits	9	384
Other	778	567
Total prepaid expenses and other current assets	$5,862	$7,014

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	December 31,
	2023	2022
Lease security deposits	$924	$934
Prepaid research and development-related expenses	—	643
Prepaid rent	—	8,162
Total deposits and other long-term assets	$924	$9,739

10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation, as amended, provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of December 31, 2023 and 2022, no shares of preferred stock were issued and outstanding.

As of December 31, 2023 and 2022, there were 97,585,415 and 86,894,901 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

In connection with the 2022 ATM Offering Program, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen, pursuant to which Cowen and Company, LLC. ("Cowen") will act as the Company’s sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering Program up to $50,000. As of December 31, 2023, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $27.5 million, net of commissions and offering costs, pursuant to the issuance of 10,230,628 shares of its common stock. As of December 31, 2022, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $19.6 million, net of commissions and offering costs, pursuant to the issuance of 7,034,948 shares of its common stock.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Common Stock Warrants

As of December 31, 2023, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	7,214,333
October 24, 2022	None	$0.0001	13,274,923
			20,489,256

During the year ended December 31, 2023, there were 6,359,371 warrants exercised, resulting in the Company issuing 6,348,805 shares of common stock due to net exercise of the warrants. During the year ended December 31, 2022, there were 3,442,567 warrants exercised, resulting in the Company issuing 3,442,567 shares of common stock.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

The estimated fair value of stock purchase rights granted under the 2018 ESPP were calculated using the Black-Scholes option-pricing model using the following assumptions:

	Year ended December 31,
	2023	2022	2021
Expected dividend yield	—%	—%	—%
Expected term	0.50 years	0.50 years	0.57 years
Risk-free interest rate	5.1%	1.3%	0.1%
Expected volatility	90.1%	94.9%	88.0%

Valuation of Stock Options

The fair value of each stock option granted to an employee or a director was estimated as of the date of grant using the Black-Scholes model with the following weighted-average assumptions:

	Year Ended December 31,
	2023	2022	2021
Expected dividend yield	—%	—%	—%
Expected term	5.77 years	5.98 years	6.01 years
Risk-free interest rate	4.0%	2.1%	1.1%
Expected volatility	98.9%	77.9%	79.0%

Management’s calculations are based on a grant date valuation approach. Using the Black-Scholes model, the weighted-average grant-date fair value of employee stock options granted was $1.73, $3.20, and $8.03 per share during the years ended December 31, 2023, 2022, and 2021, respectively.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2022	4,814,394	6,951,620	$7.92	8.08	$1,089
Authorized	4,775,796	—
Granted	(4,227,353)	712,566	$2.20
Exercised		(6,000)	$0.76
Cancelled	824,088	(384,725)	$5.35
Balance at December 31, 2023	6,186,925	7,273,461	$7.50	7.26	$264
Vested and exercisable – December 31, 2023		4,647,325	$8.53	6.67	$200
Vested and expected to vest – December 31, 2023		6,997,158	$7.60	7.22	$254

For the years ended December 31, 2023, 2022, and 2021, the total intrinsic value of stock option awards exercised was de minimis, $0.5 million, and $5.8 million, respectively, determined at the date of option exercise, and the total cash received upon exercise of stock options was de minimis for 2023, $0.2 million in 2022, and $3.4 million in 2021. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of December 31, 2023, $8.5 million of total cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 1.67 years. The total fair value of shares vested during the year ended December 31, 2023 was $7.8 million.

Stock-based compensation expense and awards granted to non-employees was $0.8 million, $0.6 million, and $0.7 million for the years ended December 31, 2023, 2022, and 2021, respectively.

Restricted Stock Units

The Company has granted restricted stock unit awards under the 2018 Equity Plan. The Company's restricted stock unit awards have a term of up to 10 years and generally vest over a 6 month, 1 or 2-year period. The following table summarizes the Company's restricted stock unit activity during the year ended December 31, 2023:

	Number of Shares	Weighted Average Grant Date Fair Value
Outstanding, unvested as December 31, 2022	561,526	$5.38
Issued	3,514,787	$3.29
Vested	(871,385)	$4.64
Canceled/Forfeited	(115,958)	$3.29
Outstanding, unvested as December 31, 2023	3,088,970	$3.29

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, consultants and the Company's 2018 ESPP, before taxes, is as follows (in thousands):

	Year Ended December 31,
	2023	2022	2021
Research and development expenses	$6,266	$6,730	$6,626
General and administrative expenses	5,352	5,827	3,926
Total	$11,618	$12,557	$10,552

12. Income Taxes

The effective tax rate for the years ended December 31, 2023, 2022, and 2021 is different from the federal statutory rate primarily due to the valuation allowance against deferred tax assets as a result of insufficient sources of income. The effective tax rate of the Company’s provision for income taxes differs from the federal statutory rate as follows:

	Year Ended December 31,
	2023	2022	2021
Statutory federal income tax rate	21.0%	21.0%	21.0%
State tax, net of federal benefit	1.3	7.6	10.2
Permanent differences	(0.7)	(0.4)	(0.1)
Research and development tax credits	1.5	1.2	1.9
Impact of changes in state tax rate on deferred taxes	(2.9)	—	—
Other	(0.2)	(1.1)	(1.8)
Non-taxable stock premium	—	—	2.5
Change in valuation allowance	(20.0)	(28.3)	(33.7)
Total provision for income taxes	—%	—%	—%

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

In assessing the realizability of deferred tax assets, the Company considers whether it is more likely than not that some portion or all of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which the temporary differences representing net future deductible amounts become deductible. Due to the Company’s history of losses, and lack of other positive evidence, the Company has determined that it is more likely than not that its net deferred tax assets will not be realized, and therefore, the net deferred tax assets are fully offset by a valuation allowance at December 31, 2023 and 2022. The deferred tax assets were primarily comprised of federal and state tax net operating losses and tax credit carryforwards. The increase in valuation allowance of $27.7 million and $33.9 million during 2023 and 2022, respectively, was primarily attributable to the Company’s current year taxable loss and increase in the effective state tax rate due to changes in the Company’s state apportionment factors.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

The components of the net deferred tax assets/liabilities are as follows (in thousands):

	December 31,
	2023	2022
Deferred tax assets:
Federal and state net operating loss carryforwards	$112,904	$109,191
Research and development tax credits	18,038	14,877
Lease liabilities	18,506	6,031
Accruals and other	4,685	3,786
Amortization	9,344	9,437
Deferred revenue	—	700
Other depreciation	593	449
Section 174 Capitalized Expense	41,571	21,434
Gross deferred tax assets	205,641	165,905
Valuation allowance	(188,663)	(160,877)
Net deferred tax assets	16,978	5,028
Deferred tax liabilities:
Other depreciation	—	—
Operating lease right-of-use assets	(16,978)	(5,028)
Deferred tax assets, net of allowance	$—	$—

Beginning January 1, 2022, the Tax Cuts and Jobs Act (the “Tax Act”) eliminated the option to deduct research and development expenditures in the current year and requires taxpayers to capitalize such expenses pursuant to Internal Revenue Code (“IRC”) Section 174. The capitalized expenses are amortized over a 5-year period for domestic expenses and a 15-year period for foreign expenses. As a result of this provision of the Tax Act, deferred tax assets related to capitalized research expenses increased by $20.1 million.

At December 31, 2023, the Company’s federal and state income tax net operating loss carryforwards were approximately $406.3 million and $485.8 million, respectively, which may be subject to limitations as described below. If not utilized, the federal tax loss carryforwards will begin to expire in 2035 and the state tax loss carryforwards will begin to expire in 2035. Under the Tax Act, federal net operating losses generated after 2017 and in future years may be carried forward indefinitely, but the deductibility of such federal net operating losses is limited. The federal net operating losses generated after December 31, 2017 of $355.7 million are carried forward indefinitely. In addition, the Company has certain federal, California and Massachusetts research and development income tax credit carryforwards of $17.1 million, $8.6 million and $1.9 million, respectively. If not utilized, the federal research and development income tax credit carryforwards will begin to expire in 2035. The California research and development income tax credit carryforwards do not expire and can be carried forward indefinitely. The Massachusetts research and development income tax credit carryforwards will begin to expire in 2035.

Net operating loss and tax credit carryforwards as of December 31, 2023 are as follows (in thousands):

	Amount	Expiration Years
Net operating losses, federal (post December 31, 2017)	$355,720	Do not expire
Net operating losses, federal (pre January 1, 2018)	50,587	2035 - 2037
Net operating loss, state	485,794	2035 - 2043
Tax credits, federal	17,131	2035 - 2043
Tax credits, state	10,489	CA: credits do not expire MA: 2035 - 2043

The net operating loss and tax credit carryforwards are subject to review and possible adjustment by the Internal Revenue Service and state tax authorities and may become subject to an annual limitation in the event of certain cumulative changes in the ownership interest of significant stockholders over a three-year period in excess of 50%, as defined under IRC Sections 382 and 383. This could limit the amount of tax attributes that can be utilized annually to offset future taxable income or tax liabilities. Subsequent ownership changes may further affect the limitation in future years. In connection with the Company’s IPO, which closed in October 2018, the Company did experience an ownership change pursuant to Section 382. There was no reduction in federal or California net operating loss carryforwards or research and development income tax credits as a result of this ownership change. The Company has not performed an analysis through December 31, 2023 under IRC Sections 382 and 383 to determine if the Company’s net operating loss carryforwards

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

and research and development credits are limited due to a change in ownership and may have an ownership change pursuant to Section 382.

The following table summarizes the activity related to the Company’s unrecognized tax benefits (in thousands):

	December 31,
	2023	2022	2021
Beginning of year—unrecognized tax benefits	$6,715	$5,481	$4,025
Decrease for tax positions taken during prior periods	(77)	—	—
Increases for tax positions taken during current period	8,213	1,234	1,456
End of year—unrecognized tax benefits	$14,851	$6,715	$5,481

If recognized, none of the unrecognized tax benefits as of December 31, 2023, 2022, and 2021 would impact the annual effective tax rate, primarily due to corresponding adjustments to the valuation allowance. The Company does not expect any material changes to the estimated amount of liability associated with its uncertain tax positions within the next twelve (12) months.

During the years ended December 31, 2023, 2022, and 2021, the Company did not recognize accrued interest and penalties related to unrecognized tax benefits.

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

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Year Ended December 31,
	2023	2022	2021
Numerator:
Net loss	$(138,490)	$(119,687)	$(75,082)
Denominator:
Weighted-average common shares outstanding, basic and diluted	115,527,546	90,918,333	78,885,186
Net loss per share, basic and diluted	$(1.20)	$(1.32)	$(0.95)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share, and in October 2022 the Company issued and sold Warrants to purchase 13,274,923 shares of common stock at a nominal exercise price of $0.0001 per share (see Note 10). During the year ended December 31, 2023, there were 6,359,371 warrants exercised, resulting in the Company issuing 6,348,805 shares of common stock due to net exercise of the warrants. During the year ended December 31, 2022, 3,442,567 warrants were exercised, resulting in the Company issuing 3,442,567 shares of common stock. As of December 31, 2023 and 2022, there are 20,489,256 and 26,848,627 warrants outstanding, respectively. The shares of common stock into which the 2020 and 2022 Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and they are immediately exercisable upon their issuance date.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	December 31,
	2023	2022	2021
Options issued and outstanding and ESPP shares issuable and outstanding	7,534,035	7,145,817	5,170,331
Restricted stock subject to future vesting	3,088,970	561,526	708,800
Total	10,623,005	7,707,343	5,879,131

14. Defined Contribution Plan

The Company began sponsoring a 401(k) Plan in 2017, which provides that eligible employees can elect to contribute to the 401(k) Plan, subject to certain limitations, on a pretax basis. The Company matches up to 50% of the first 4% of each employee’s contribution. During the years ended December 31, 2023, 2022 and 2021, expenses recognized for the 401(k) Plan were $1.3 million, $0.5 million and $0.4 million, respectively.

15. Subsequent Events

In February 2024, we implemented a reduction in workforce of approximately 40% of our workforce intended to reduce costs and preserve capital. We are currently evaluating the accounting impact on our consolidated financial statements.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

Conclusions Regarding the Effectiveness of Disclosure Controls and Procedures

As of December 31, 2023, management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of December 31, 2023, the design and operation of our disclosure controls and procedures were effective at a reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(d) and 15d-15(d) of the Exchange Act that occurred during the year ended December 31, 2023 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). Under the supervision of and with the participation of our Principal Executive Officer and our Principal Financial Officer, our management assessed the effectiveness of our internal control over financial reporting as of

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

December 31, 2022 based on the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission in “Internal Control-Integrated Framework” (2013). Based on this assessment, management concluded that our internal control over financial reporting was effective as of December 31, 2023.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm on our internal control over financial reporting. Our independent registered public accounting firm will not be required to formally opine on the effectiveness of our internal control over financial reporting pursuant to Section 404(b) of the Sarbanes-Oxley Act of 2002 until we are no longer a smaller reporting company.

Item 9B. Other Information.

Trading Plans

During the fiscal quarter ended December 31, 2023, none of our directors or executive officers adopted a Rule 10b5-1 trading plan, terminated a Rule 10b5-1 trading plan or adopted or terminated a non-Rule 10b5-1 trading arrangement, as those terms are defined in Regulation S-K, Item 408.

Item 9C. Disclosure Regarding Foreign Jurisdictions that Prevent Inspections

Not applicable.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

All other information required by this item will be contained in our definitive proxy statement to be filed with the SEC on Schedule 14A in connection with our 2024 Annual Meeting of Stockholders (Proxy Statement), which is expected to be filed not later than 120 days after December 31, 2023, and is incorporated herein by reference.

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

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Exhibit Number	Exhibit Description	Incorporated by Reference				Filed Herewith

		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/18	3.1

3.1(b)	Certificate of Amendment to Amendment and Restated Certificate of Incorporation.	8-K	05/06/21	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/21	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/18	4.2

4.3	Description of Common Stock.	10-K	03/10/22	4.3

4.4	Form of Pre-Funded Warrant issued in First PIPE Financing.	10-K	12/28/20	4.1

4.5	Form of Pre-Funded Warrant issued in Third PIPE Financing.	8-K	10/25/22	4.1

10.1(a)†	License Agreement, dated as of October 16, 2017, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(a)

10.1(b)†	Amendment Number One to License Agreement, dated as of July 20, 2018, by and among Gritstone Oncology, Inc., Arbutus Biopharma Corporation and its subsidiary Protiva Biotherapeutics Inc.	S-1	08/23/18	10.1	(b)

10.2	Collaboration, Option and License Agreement by and between Gilead Sciences, Inc. and Gritstone Oncology, Inc., dated as of January 29, 2021.	10-K	03/10/22	10.3

10.3(a)#	2018 Incentive Award Plan.	S-8	10/02/18	99.2	(A)

10.3(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(b)

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

10.3(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(c)

10.3(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2018 Incentive Award Plan.	S-1/A	09/17/18	10.7	(d)

10.4(a)#	2021 Employment Inducement Incentive Plan.	S-8	05/06/21	99.1

10.4(b)#	Form of Stock Option Grant Notice and Stock Option Agreement under the 2021 Employment Inducement Incentive Plan.	S-8	05/06/21	99.2

10.4(c)#	Form of Restricted Stock Award Grant Notice and Restricted Stock Award Agreement under the 2021 Employment Inducement Incentive Plan.	S-8	05/06/21	99.3

10.4(d)#	Form of Restricted Stock Unit Award Grant Notice and Restricted Stock Unit Award Agreement under the 2021 Employment Inducement Incentive Plan.	S-8	05/06/21	99.4

10.5#	Employment Agreement by and between Gritstone Oncology, Inc. and Andrew Allen, M.D., Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.9

10.6#	Employment Agreement by and between Gritstone Oncology, Inc. and Matthew Hawryluk, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.10

10.7#	Employment Agreement by and between Gritstone Oncology, Inc. and Karin Jooss, Ph.D., effective as of September 27, 2018.	S-1/A	09/17/18	10.11

10.8#	Employment Agreement by and between Gritstone Oncology, Inc. and Erin Jones, effective as of September 27, 2018.	S-1/A	09/17/18	10.16

10.9#	Employment Agreement by and between Gritstone bio, Inc., and Vassiliki Economides, effective as of June 23, 2021.	10-K	03/10/22	10.10

10.10	Amended and Restated Non-Employee Director Compensation Program.					X

10.11#	2018 Employee Stock Purchase Plan.	S-8	10/02/18	99.3

10.12	Lease, dated as of February 11, 2016, by and between Gritstone Oncology, Inc. and BMR-Sidney Research Campus LLC.	S-1	08/23/18	10.4

10.13	Office Building Net Lease, dated as of March 24, 2017, by and between Gritstone Oncology, Inc. and Hacienda Portfolio Venture, LLC.	S-1	08/23/18	10.5

10.14	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and Emery Station West, LLC, effective as of January 28, 2019.	8-K	02/05/19	10.1

10.15	Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of September 6, 2018.	10-Q	11/20/19	10.2

10.16	First Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of July 11, 2019.	10-Q	11/20/19	10.3

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

10.17	Second Amendment to Office/Laboratory Lease, by and between Gritstone Oncology, Inc. and MIL 21E, LLC, effective as of May 20, 2020.	10-Q	08/05/20	10.1

10.18	Office/Laboratory Lease, by and between Gritstone bio, Inc. and RREF II Kenmore Lessor III LLC and RREF II Kenmore Lessor IV LLC, effective as of September 23, 2021.	8-K	09/29/21	10.1

10.19	First Amendment to Lease, by and between Gritstone bio, Inc. and MIL 21E, LLC, effective as of September 21, 2021.	8-K	09/29/21	10.2

10.20	Third Amendment to Office/Laboratory Lease, by and between Gritstone bio, Inc. and MIL 21E, LLC, effective as of September 21, 2021.	8-K	09/29/21	10.3

10.21	Fourth Amendment to License Agreement between Gritstone bio, Inc. and MIL 21E LLC, effective as of June 6, 2022.	10-Q	08/04/22	10.1

10.22	Fifth Amendment to License Agreement between Gritstone bio, Inc. and MIL 21E LLC effective, effective as of June 13, 2022.	10-K	12/31/22	10.22

10.23	Form of Indemnification Agreement.	S-1/A	09/17/18	10.18

10.24	Loan and Security Agreement, dated as of July 19, 2022, by and among Gritstone bio, Inc., as borrower, Hercules Capital, Inc., Silicon Valley Bank, and the several banks and other financial institutions or entities from time to time parties to this agreement, each as a Lender, and Hercules Capital, Inc., in its capacity as administrative agent and collateral agent for itself and the Lenders.	10-K	03/10/22	4.3

10.25

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

		8-K	04/06/23	10.1

10.26+	Contract between the Company and the Biomedical Advanced Research and Development Authority, dated September 27, 2023.	10-Q	09/30/23	10.1

10.27+	Amendment No. 1 to Contract between the Company and the Biomedical Advanced Research and Development Authority, effective as of November 20, 2023.				X

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

10.28+	Nonexclusive License and Development Agreement between the Company and Genevant Sciences GmbH, dated as of January 15, 2021.	10-Q	09/30/23	10.2

10.29+	Amendment No.1 to Nonexclusive License and Development Agreement between the Company and Genevant Sciences GmbH, dated as of January 29, 2021.	10-Q	09/30/23	10.3

10.30	First Amendment to Office/Laboratory Lease, by and between Gritstone bio, Inc. and RREF II Kenmore Lessor III LLC and RREF II Kenmore Lessor IV LLC, effective as of September 20, 2023.				X

23.1	Consent of Independent Registered Public Accounting Firm				X

31.1	Certification of Chief Executive Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer, as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

X

97.1	Registrant's Policy to Recovery of Erroneously Awarded Compensation				X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Labels Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company’s Annual Report on Form 10-K for the year ended December 31, 2023 has been formatted in Inline XBRL.				X

† Confidential treatment has been granted for certain information contained in this exhibit. Such information has been omitted and filed separately with the SEC.

# Indicates management contract or compensatory plan.

+ Portions of the exhibit have been omitted pursuant to Item 601(b)(10)(iv) of Regulation S-K. A copy of any omitted portions will be furnished to the SEC upon request.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

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

Item 16. Form 10-K Summary

None.

Gritstone bio, Inc.

Notes to Consolidated Financial Statements

December 31, 2023

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this Annual Report on Form 10-K to be signed on its behalf by the undersigned, thereunto duly authorized.

GRITSTONE BIO, INC.

Date: March 5, 2024	By:	/s/ Andrew Allen
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

Name	Title	Date

/s/ Andrew Allen	President, Chief Executive Officer and Director	March 5, 2024
Andrew Allen, M.D., Ph.D.	(Principal Executive Officer)

/s/ Vassiliki “Celia” Economides	Chief Financial Officer	March 5, 2024
Vassiliki “Celia” Economides	(Principal Financial Officer)

/s/ James Cho	Chief Accounting Officer	March 5, 2024
James Cho	(Principal Accounting Officer)

/s/ Elaine Jones	Chairperson of our Board of Directors	March 5, 2024
Elaine Jones, Ph.D.

/s/ Clare Fisher	Director	March 5, 2024
Clare Fisher

/s/ Steve Krognes	Director	March 5, 2024
Steve Krognes

/s/ Naiyer A. Rizvi	Director	March 5, 2024
Naiyer A. Rizvi, M.D.

/s/ Lawrence Corey	Director	March 5, 2024
Lawrence Corey, M.D.

/s/ Shefali Agarwal	Director	March 5, 2024
Shefali Agarwal, M.D., M.P.H.