Form 10-Q
period 2024-03-31
Gritstone bio, Inc.
filed 2024-05-09
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2024

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

As of May 6, 2024, there were 108,569,374 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	March 31,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$42,395	$62,986
Marketable securities	3,908	16,288
Restricted cash	1,247	2,299
Prepaid expenses and other current assets	4,303	5,862
Total current assets	51,853	87,435
Long-term restricted cash	5,290	5,290
Property and equipment, net	14,088	17,281
Lease right-of-use assets	65,057	66,839
Deposits and other long-term assets	924	924
Total assets	$137,212	$177,769
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,248	$3,819
Accrued compensation	4,340	9,357
Accrued liabilities	2,141	1,213
Accrued research and development expenses	4,045	3,696
Lease liabilities, current portion	6,811	6,904
Deferred revenue, current portion	1,285	2,350
Total current liabilities	25,870	27,339
Other liabilities, noncurrent	907	709
Lease liabilities, net of current portion	56,141	57,727
Debt, noncurrent	40,330	40,144
Total liabilities	123,248	125,919
Commitments and contingencies (Notes 6, 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at March 31, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at March 31, 2024 and December 31, 2023; 98,114,860 and 97,585,415 shares issued and outstanding at March 31, 2024 and December 31, 2023, respectively	22	22
Additional paid-in capital	713,889	711,386
Accumulated other comprehensive (loss) gain	(1)	3
Accumulated deficit	(699,946)	(659,561)
Total stockholders’ equity	13,964	51,850
Total liabilities and stockholders’ equity	$137,212	$177,769

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended March 31,
	2024	2023
Revenues:
Collaboration and license revenues	$49	$542
Grant revenues	1,693	1,901
Total revenues	1,742	2,443
Operating expenses:
Research and development	33,041	30,514
General and administrative	8,502	6,745
Total operating expenses	41,543	37,259
Loss from operations	(39,801)	(34,816)
Interest income	712	1,678
Interest expense	(1,296)	(844)
Net loss	(40,385)	(33,982)
Other comprehensive loss:
Unrealized (loss) gain on marketable securities	(4)	28
Comprehensive loss	$(40,389)	$(33,954)
Net loss per share, basic and diluted	$(0.34)	$(0.30)
Weighted-average number of shares used in computing net loss per share, basic and diluted	118,391,224	114,423,000

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended March 31, 2024:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	97,585,415	$22	$711,386	$3	$(659,561)	$51,850
Unrealized loss on marketable securities	—	—	—	(4)	—	(4)
Issuance of common stock upon restricted stock units vesting	508,536	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(788)	—	—	(788)
Issuance of common stock upon exercise of stock options	20,909	—	45	—	—	45
Stock-based compensation	—	—	3,246	—		3,246
Net loss	—	—	—	—	(40,385)	(40,385)
Balance at March 31, 2024	98,114,860	$22	$713,889	$(1)	$(699,946)	$13,964

Three Months Ended March 31, 2023:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	86,894,901	$22	$691,910	$(80)	$(521,071)	$170,781
Unrealized gain on marketable securities	—	—	—	28	—	28
Issuance of common stock upon restricted stock units vesting	345,663	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(742)	—	—	(742)
Issuance of common stock under at the market, ("ATM") equity offering program, net of issuance costs of $58	607,853	—	1,902	—	—	1,902
Stock-based compensation	—	—	2,891	—		2,891
Net loss	—	—	—	—	(33,982)	(33,982)
Balance at March 31, 2023	87,848,417	$22	$695,961	$(52)	$(555,053)	$140,878

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Three Months Ended March 31,
	2024	2023
Operating activities
Net loss	$(40,385)	$(33,982)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	1,742	1,799
Net accretion of premiums and discounts on marketable securities	(70)	(973)
Amortization of debt discount and issuance costs	384	342
Stock-based compensation	3,246	2,891
Non-cash operating lease expense	3,308	2,243
Impairment of property, plant and equipment	1,483	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	1,559	134
Deposits and other long-term assets	—	(4,177)
Accounts payable	3,548	327
Accrued compensation	(5,017)	(3,518)
Accrued and other non-current liabilities	494	(869)
Accrued research and development expenses	349	105
Lease liability	(3,143)	(2,082)
Deferred revenue	(1,065)	(2,330)
Net cash used in operating activities	(33,567)	(40,090)
Investing activities
Purchase of marketable securities	(382)	(15,874)
Maturities of marketable securities	12,691	38,614
Purchase of property and equipment	(143)	(1,567)
Sales of marketable securities	137	—
Net cash provided by investing activities	12,303	21,173
Financing activities
Proceeds from issuance of common stock under the ATM equity offering program	—	1,960
Proceeds from long-term debt, net of debt discount and issuance costs	—	9,977
Proceeds from issuance of common stock upon exercise of stock options, warrants, and other	45	—
Deferred (payments of) financing costs	426	(2,489)
Payments of financing lease	(62)	(59)
Tax payments related to shares withheld for vested restricted stock units	(788)	(742)
Net cash (used in) provided by financing activities	(379)	8,647
Net decrease in cash, cash equivalents and restricted cash	(21,643)	(10,270)
Cash, cash equivalents and restricted cash at beginning of period	70,575	64,765
Cash, cash equivalents and restricted cash at end of period	$48,932	$54,495
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$22	$407
Cash paid for interest on debt	$858	$436
Financing costs included in accrued liabilities and accounts payable	$440	$—

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

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $40.4 million and $34.0 million for the three months ended March 31, 2024 and 2023, respectively. Cash used by operating activities was $33.6 million and $40.1 million during the three months ended March 31, 2024 and 2023, respectively. The Company had an accumulated deficit of $699.9 million and $659.6 million as of March 31, 2024 and December 31, 2023, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future.

The Company has funded its operations to date primarily through private placements of its convertible preferred stock, common stocks and warrants, public offerings of its common stock, common warrants and pre-funded warrants, the sale of common stock under an “at the market offering,” proceeds from the Loan Agreement, proceeds received from its collaboration arrangement, and non-dilutive grants from various nonprofit and governmental organizations. As of March 31, 2024, the Company had cash, cash equivalents and marketable securities of $46.3 million. As discussed in Note 14, in April 2024 the Company completed a public offering of common stock and accompanying common warrants for which the Company received gross proceeds of $32.5 million, before deducting underwriting discounts and commissions and estimated expenses. After giving consideration to this public offering, the Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of 12 months from the date these condensed consolidated financial statements are issued.

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

If the Company is unable to raise additional funds, secure a waiver or renegotiate the terms of its Loan Agreement, it expects to be in default of the minimum liquidity requirement in the third quarter of 2024. Upon such a default, the Company's existing cash, cash equivalents and marketable securities will only be sufficient to fund its operations into the third quarter of 2024. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Certain information and footnote disclosures typically included in annual financial statements prepared in accordance with U.S. GAAP have been condensed or omitted. Accordingly, these unaudited interim condensed consolidated financial statements should be read in conjunction with the Company’s audited financial statements as of and for the year ended December 31, 2023, which are included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2023, as filed with the SEC on March 5, 2024.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of March 31, 2024, the Company has no off-balance sheet concentrations of credit risk.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those faced by other clinical-stage biotechnology companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. Further, the Company is subject to broad market risks and uncertainties resulting from recent events, such as regional conflicts around the world, inflation, rising or sustained high interest rates and recession risks, market volatility, recent instability in the global financial markets, uncertainty as to the U.S. federal budget and the related potential for government shutdowns, as well as supply chain and labor shortages.

Cash, Cash Equivalents and Restricted Cash

Cash equivalents, which consist primarily of highly liquid investments with original maturities of three (3) months or less when purchased, are stated at fair value. These assets include investments in money market funds that invest in U.S. Treasury obligations, which are stated at fair value.

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

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	March 31,	December 31,
	2024	2023
Cash and cash equivalents	$42,395	$62,986
Restricted cash	1,247	2,299
Long-term restricted cash	5,290	5,290
Total cash, cash equivalents and restricted cash	$48,932	$70,575

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use ("ROU Assets"), lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU Asset is impaired.

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

Revenue Recognition

The Company performs research and development under collaboration, license, grant, and clinical development agreements. The Company’s revenue primarily consists of collaboration and license agreements, and grant funding agreements. At contract inception, the Company analyzes a revenue arrangement to determine the appropriate accounting under U.S. GAAP. Currently, the Company’s revenue arrangements represent customer contracts within the scope of ASC Topic 606, Revenue from Contracts with Customers (Topic 606) (“ASC 606”) or grant funding agreements subject to the contribution guidance in ASC Topic 958-605, Not-for-Profit Entities – Revenue Recognition (“ASC 958-605”), which applies to business entities that receive contributions within the scope of ASC 958-605.

For collaboration and license agreements, the Company analyzes to assess whether such arrangements involve joint operating activities performed by parties that are both active participants in the activities and exposed to significant risks and rewards dependent on the commercial success of such activities. This assessment is performed throughout the life of the arrangement based on changes in the responsibilities of all parties in the arrangement. For collaboration arrangements that are considered to be in the scope of the collaboration guidance and that contain multiple elements, the Company first determines which elements of the collaboration are deemed to be within the scope of the collaboration guidance and those that are more reflective of a vendor-customer relationship and, therefore, within the scope of the revenue with contracts with customers guidance. Elements of collaboration arrangements that are reflective of a vendor-customer relationship are accounted for pursuant to the revenue from contracts with customers guidance. The terms of the licensing and collaboration agreements entered into typically include payment of one or more of the following: non-refundable, up-front fees; development, regulatory, and commercial milestone payments; payments for manufacturing supply services; and royalties on net sales of licensed products. Each of these payments results in license, collaboration and other revenues, except for revenues from royalties on net sales of licensed products, which are classified as royalty revenues. The core principle of the accounting for revenue from contracts with customers guidance is to recognize revenues when promised goods or services are transferred to customers in an amount that reflects the consideration that is expected to be received in exchange for those goods or services.

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

The Company receives reimbursement under its U.S. government contract that support research and development of defined projects. The contract generally provides for reimbursement of approved costs incurred under the terms of the contracts. Revenue related to the cost reimbursement provisions under the Company’s U.S. government contract is recognized as the qualified direct and indirect costs on the projects are incurred. The Company invoices under its U.S. government contract using the provisional rates in the government contract and thus is subject to future audits at the discretion of the government. The Company believes that government contract revenue for periods not yet audited has been recorded in amounts that are expected to be realized upon final audit and settlement. However, these audits could result in an adjustment to government contract revenue previously reported, which adjustments could be potentially significant. Costs incurred related to services performed under the contract are included as a component of research and development or selling, general and administrative expenses in the Company’s condensed consolidated statements of operations. The Company’s use of estimates in recording accrued liabilities for government contract activities (see “Use of Estimates” above) affects the revenue recorded from development funding and under the government contracts. Grant revenue related to the U.S. government contract relates to the BARDA Contract (see Note 9).

Income Taxes

The Company did not record income tax expense for the three months ended March 31, 2024 and 2023, respectively, as the Company expected to be in a cumulative taxable loss position in 2024 and 2023, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. As of March 31, 2024, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

Effective January 1, 2022, a provision of the Tax Cuts and Jobs Act (TCJA) took effect creating a significant change to the treatment of research and experimental expenditures under Section 174 of the Internal Revenue Code (Sec. 174 expenses). Historically, businesses have had the option of deducting Sec. 174 expenses in the year incurred or capitalizing and amortizing the costs over five years. The new TCJA provision, however, eliminates this option and will require Sec. 174 expenses associated with research conducted in the United States to be capitalized and amortized over a five-year period. For expenses associated with research outside of the United States, Sec. 174 expenses will be capitalized and amortized over a 15-year period. This provision did not have a material impact on the Company's condensed consolidated financial statements.

Severance and Other Costs

Severance and other costs are comprised of employee separation costs and asset impairments. Employee separation costs principally consist of severance and stock-based compensation expense for the acceleration of stock awards.

The Company records severance charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements, such as those documented by employment agreements, in accordance with ASC 712, Nonretirement Postemployment Benefits. Under ASC 712, liabilities for post employment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. One-time termination benefits are expensed at the date the entity notifies the employee. The Company recognized losses on disposal of property and equipment, which was accounted in accordance with ASC 360, Impairment of Long-Lived Assets.

Recently Issued Accounting Pronouncements Not Yet Adopted

In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (“ASU 2020-06”). The standard eliminates the beneficial conversion and cash conversion accounting models for convertible instruments. It also amends the accounting for certain contracts in an entity’s own equity that are currently accounted for as derivatives because of specific settlement provisions. In addition, the standard modifies how particular convertible instruments and certain contracts that may be settled in cash or shares impact the diluted EPS computation. The amendments in ASU 2020-06 are effective for the Company for fiscal years beginning after December 15, 2023, including interim periods within those fiscal years. Early adoption is permitted. The adoption of ASU 2020-06 on January 1, 2024 did not have a material impact on the Company's condensed consolidated financial statements and related disclosures.

In November 2023, the FASB issued ASU No. 2023-07, Segment Reporting (Topic 280): Improvements to Reportable Segment Disclosures (“ASU 2023-07”). The standard improves reportable segment disclosure requirements, primarily through enhanced disclosures about significant segment expenses. In addition, the guidance enhances interim disclosure requirements, clarifies circumstances in which an entity can disclose multiple segment measures of profit or loss, provides new segment disclosure requirements for entities with a single reportable segment and contains other disclosure requirements. The purpose of the guidance is to enable investors to better understand an entity’s overall performance and assess potential future cash flows. The amendments in ASU 2023-07 are effective for the Company for fiscal years beginning after December 15, 2023, and interim periods within fiscal years beginning after December 15, 2024. Early adoption is permitted. The Company does not expect the adoption of ASU 2023-07 to have a material impact on its condensed consolidated financial statements and related disclosures.

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	March 31, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$38,086	$—	$—	$38,086
Total cash equivalents	38,086	—	—	38,086
Short-term marketable securities:
U.S. government treasuries	3,663	—	(1)	3,662
Commercial paper	246	—	—	246
Total short-term marketable securities	3,909	—	(1)	3,908
Total	$41,995	$—	$(1)	$41,994

	December 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$39,243	$—	$—	$39,243
Commercial paper	4,484	—	—	4,484
U.S. government debt securities	2,250	—	—	2,250
Total cash equivalents	45,977	—	—	45,977
Short-term marketable securities:
Commercial paper	3,485	—	—	3,485
Corporate debt securities	939	—	—	939
U.S. government treasuries	9,861	5	(1)	9,865
U.S. government debt securities	2,000	—	(1)	1,999
Total short-term marketable securities	16,285	5	(2)	16,288
Total	$62,262	$5	$(2)	$62,265

All marketable securities held as of March 31, 2024 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of March 31, 2024, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment for the periods presented. The Company has not recorded an allowance for credit losses as of March 31, 2024 and December 31, 2023.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	March 31, 2024
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$38,086	$38,086	$—	$—
Total cash equivalents	38,086	38,086	—	—
Short-term marketable securities:
U.S. government treasuries	3,662	3,662	—	—
Commercial paper	246	—	246	—
Total short-term marketable securities	3,908	3,662	246	—
Total	$41,994	$41,748	$246	$—

	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,243	$39,243	$—	$—
Commercial paper	4,484	—	4,484	—
U.S. government debt securities	2,250	—	2,250	—
Total cash equivalents	45,977	39,243	6,734	—
Short-term marketable securities:
Commercial paper	3,485	—	3,485	—
Corporate debt securities	939	—	939	—
U.S. government treasuries	9,865	9,865	—	—
U.S. government debt securities	1,999	—	1,999	—
Total short-term marketable securities	16,288	9,865	6,423	—
Total	$62,265	$49,108	$13,157	$—

The Company measures the fair value of money market funds and U.S. government treasuries based on quoted prices in active markets for identical securities. Commercial paper, corporate debt securities, U.S. government treasuries, and U.S. government debt securities are valued taking into consideration valuations obtained from third-party pricing services. These pricing services utilize industry standard valuation models, including both income and market-based approaches, for which all significant inputs are observable, either directly or indirectly, to estimate fair value. These inputs include reported trades of, and broker/dealer quotes on, the same or similar securities, issuer credit spreads; benchmark securities; prepayment/default projections based on historical data; and other observable inputs.

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of the Company’s financial instruments.

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	March 31,	December 31,
	2024	2023
Computer equipment and software	$1,704	$1,704
Furniture and fixtures	2,723	2,723
Laboratory equipment	27,659	29,521
Leasehold improvements	15,452	15,733
	47,538	49,681
Less accumulated depreciation and amortization	(33,465)	(32,415)
Construction-in-progress	15	15
Total property and equipment, net	$14,088	$17,281

Depreciation and amortization expense was $1.7 million and $1.8 million for the three months ended March 31, 2024 and 2023, respectively.

6. Commitments and Contingencies

Leases

The Company leases office and laboratory space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the

Company’s condensed consolidated balance sheet as of March 31, 2024. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for two additional five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $7.1 million ROU Asset and a $11.2 million lease liability on the condensed consolidated balance sheet as of March 31, 2024. The Company recorded a $7.3 million ROU Asset and a $11.6 million lease liability on the consolidated balance sheet as of December 31, 2023.

Pleasanton Leases

The Company leases office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. In October 2022, the letter of credit was reduced to a balance of $0.6 million. As of March 31, 2024, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Asset on the condensed consolidated balance sheets as of March 31, 2024 and December 31, 2023.

In addition, in May 2019, the Company entered into a 64-month non-cancelable operating lease for additional office space in Pleasanton, California, with an obligation to pay rent commencing in August 2019. In January 2022, the Company amended the lease to add additional leased space and extend the lease expiration date to February 2027.

Cambridge Lease

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

In conjunction with the move to the Boston facility, the Company ceased use of the 40 Erie Street facility, which triggered an impairment assessment. In connection with the impairment assessment, the Company recorded an impairment loss of $2.0 million related to the ROU Asset from the 40 Erie Lease, which is included in operating expenses on the condensed consolidated statement of operations and comprehensive loss for the year ended December 31, 2023. The Company is subject to the fixed rental fee payments for the existing lease through the remaining term until May 2025.

In conjunction with the 40 Erie Lease, as amended, the Company has paid a cash security deposit, which included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. As of March 31, 2024 and December 31, 2023, the $0.3 million security deposit for the 40 Erie lease was recorded in deposits and other long-term assets on the Company's condensed consolidated balance sheet.

Boston Lease

The Company occupies a newly built facility in Boston, Massachusetts, with office and laboratory space, pursuant to a 120-month operating lease (as amended, the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements owned by the landlord. The Company incurred tenant improvement costs relating to the initial design and construction of the improvements before the commencement date which were accounted for as lease prepayments. The Company’s obligation to pay rent commenced in July 2023, subject to free rent periods of three and nine months with respect to certain premises. The Company was provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease expires in 2033. Under the Boston Lease, the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. As a security deposit under the Boston Lease, the Company provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of March 31, 2024 and 2023, none of the irrevocable letter of credit amount had been drawn.

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

The components of lease costs, which were included in the Company's condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Lease cost
Operating lease cost	$3,221	$2,164
Short-term lease cost	18	—
Total lease cost	$3,239	$2,164

Supplemental information related to leases was as follows:

	Three Months Ended March 31,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$3,143	$2,094
Weighted-average remaining lease term (years):
Operating leases	8.2	5.1
Weighted-average discount rate:
Operating leases	10.1%	7.9%

As of March 31, 2024, minimum annual rental payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2024 (remaining nine months)	$9,627
2025	10,749
2026	10,376
2027	10,466
2028	10,732
Thereafter	41,615
Total minimum payments	93,565
Less: Amounts representing interest expense	(30,613)
Present value of future minimum lease payments	62,952
Less: Current portion of lease liability	(6,811)
Noncurrent portion of lease liability	$56,141

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

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Prepaid research and development-related expenses	$2,462	$3,904
Collaboration receivable	34	14
Prepaid insurance	620	940
Interest and other receivables	172	217
Facilities-related deposits	9	9
Deferred financing costs	440	—
Other	566	778
Total prepaid expenses and other current assets	$4,303	$5,862

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	March 31,	December 31,
	2024	2023
Lease security deposits	$924	$924
Total deposits and other long-term assets	$924	$924

8. Debt

In July 2022, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides the Company a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, the Company drew $20.0 million from the first tranche and drew an additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available upon the Company meeting certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, and the Company drew the available $10.0 million on December 15, 2023. As of March 31, 2024, no additional milestones had been met. The term loan is secured by substantially all of the Company’s assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

Borrowings under the Loan Agreement bear interest (i) at an annual cash rate equal to the greater of (x) the lesser of (1) the prime rate (as customarily defined) and (2) 5.50%, in either case, plus 3.15%, and (y) 7.15% and (ii) at an annual payment-in-kind rate which may equal 2.00%. The Company is required to make monthly interest-only payments prior to the amortization date of January 1, 2025, subject to a potential six-month and one-year extension upon satisfaction of certain conditions. The interest-only payment date has been extended an additional six months based on achievement of one of the milestones as set forth in the Loan Agreement. In addition, the Company paid a $150,000 facility charge upon closing, and must pay a facility charge equal to 0.50% of the principal amount of any borrowings made pursuant to the amounts under the last four tranches.

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

In March 2023, the Company entered into the First Amendment to Loan and Security Agreement, dated as of March 31, 2023, with SVB, Hercules, Hercules Capital Funding Trust 2002-1 (the “First Amendment” and the Loan Agreement as amended by the First Amendment, the “Amended Loan Agreement”), to amend the minimum liquidity requirements under the Loan Agreement, beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as the Company’s market capitalization is no greater than $400.0 million, the Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Amended Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones. As of March 31, 2024, the Company has not achieved the performance milestones to be subject to the lower 0.45 multiplier.

The Company’s obligations under the Amended Loan Agreement are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect on the Company, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of the Company and its subsidiaries, taken as a whole. As of March 31, 2024, the Company is in compliance with all covenants in the Amended Loan Agreement, as amended.

As of March 31, 2024, there were debt discounts, unamortized issuance costs and unaccreted value of the final fee of $2.0 million which were recorded as a direct deduction from the term loan on the condensed consolidated balance sheet. Interest expense related to the Amended Loan Agreement was $1.3 million and $0.8 million, respectively, for the three months ended March 31, 2024 and 2023. The effective interest rate on the term loan, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13%. The components of the long-term debt balance are as follows (in thousands):

March 31,
2024
Principal loan balance	$40,000
Final fee	2,300
Unamortized debt discount, issuance costs, and unaccreted value of final fee	(1,970)
Long term debt, net	$40,330

As of March 31, 2024, the estimated future principal payments due (excluding the final payment fee) are as follows (in thousands):

2024 (remaining nine months)	—
2025	8,457
2026	18,030
2027	13,513
Total principal payments	$40,000

9. Collaboration and License Agreements and Grant Revenue

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”), to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provides to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of March 31, 2024, and no royalties were due from the sale of licensed products.

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

Revenue was recognized when, or as, the Company satisfied its performance obligation by transferring the promised services to 2seventy. Revenue was recognized over time using a cost-based input method, based on internal labor cost effort to perform the research services, since the internal labor cost incurred over time was thought to best reflect the transfer of services to 2seventy. In applying a cost-based input method of revenue recognition, we used actual costs incurred relative to budgeted costs to fulfill the combined performance obligation. A cost-based input method of revenue recognition requires us to make estimates of costs to complete the performance obligation. The cumulative effect of any revisions to estimated costs to complete the performance obligation were recorded in the period in which changes are identified and amounts can be reasonably estimated.

There is no deferred revenue recorded on the condensed consolidated balance sheets in current liabilities as of March 31, 2024 and December 31, 2023 as collaboration revenue was fully recognized for the 2seventy Agreement during the year ended December 31, 2023. During the three months ended March 31, 2023, the Company recognized $0.4 million in collaboration revenue under the 2seventy Agreement.

There were no receivables or net contract assets recorded as of March 31, 2024 and December 31, 2023 associated with the 2seventy Agreement.

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

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 clinical trial (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of March 31, 2024 and no royalties were due from the sale of licensed products.

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of March 31, 2024 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three months ended March 31, 2024 and 2023, the Company did not record any license revenue and recorded de minimis and $0.1 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services for the Gilead Collaboration Agreement. There was no contract asset recorded on the condensed consolidated balance sheets as of March 31, 2024 or December 31, 2023. There was a de minimis amount recorded as deferred revenue as of March 31, 2024 and December 31, 2023 associated with the Gilead Collaboration Agreement.

Changes in the deferred revenue balance during the three months ended March 31, 2024 for the Gilead Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2023	$51
Additions	—
Deductions	(14)
Balance at March 31, 2024	$37

There was de minimis of receivables recorded on the condensed consolidated balance sheets as a current asset in the prepaid expenses and other current assets balance as of March 31, 2024 and December 31, 2023, associated with the Gilead Collaboration Agreement.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the three months ended March 31, 2024 and 2023, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the FDA, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of March 31, 2024, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of March 31, 2024 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (as amended, the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. Genevant is a spin-off of Arbutus, and the 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022. None of the other milestone events under the 2020 Genevant License Agreement had occurred as of March 31, 2024.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $191.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of $1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. None of the other milestone events under the 2021 Genevant License Agreement had occurred as of March 31, 2024.

In August 2023, the Company entered into an Option and Non-Exclusive License and Development Agreement (the “2023 Genevant License Agreement”) with Genevant. Pursuant to the 2023 Genevant License Agreement, the Company obtained a multi-year option for a non-exclusive license under Genevant’s LNP technology on a pathogen-by-pathogen basis to develop and commercialize samRNA vaccines against infectious disease. Under the 2023 Genevant License Agreement, (i) the Company made a $2.5 million upfront payment to Genevant, recorded as research and development expense for the year ended December 31, 2023, and (ii) Genevant is eligible to receive from the Company option maintenance and exercise fees in the single digit millions and up to an aggregate of $136.0 million in contingent milestone payments per product, subject to increase for multi-pathogen products and in other specified circumstances, and royalties ranging from the mid to high single digits on future product sales. If Gritstone outlicenses an applicable infectious disease program, in lieu of certain of these payments, Genevant may be entitled to a percentage of amounts that Gritstone receives from its sublicensee. None of the milestone events under the 2023 Genevant License Agreement had occurred as of March 31, 2024.

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

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the agreement are incurred. During the three months ended March 31, 2024 and 2023, the Company recognized grant revenue of $1.0 million and $1.5 million, respectively, under the CEPI Funding Agreement. As of March 31, 2024 and December 31, 2023, short-term restricted cash and short-term deferred revenue of $1.2 million and $2.3 million, respectively, were recorded on the condensed consolidated balance sheets. Deferred revenue will be recognized over the period in which the CEPI Funding Agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the first quarter of 2025.

Changes in the deferred revenue balance during the three months ended March 31, 2024 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2023	$2,291
Additions	—
Deductions	(1,057)
Balance at March 31, 2024	$1,234

Gates Foundation

In November 2021, the Company entered into a Grant Agreement with the Gates Foundation (the “Gates Grant Agreement”), which provides funding for the Company’s development of an optimal immunogen in the context of a therapeutic human papillomavirus (“HPV”) vaccine. In consideration for the work to be performed, the Gates Foundation provided the Company with an upfront payment of $2.2 million in December 2021, and an additional $0.7 million was received in April 2023. In November 2023, the Company and the Gates Foundation entered into an amendment to the Gates Grant Agreement, which extended the end date to March 31, 2024.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. During the three months ended March 31, 2024 and 2023, the Company recognized $0.3 million and $0.4 million, respectively, in revenue under the Gates Grant Agreement. As of March 31, 2024 and December 31, 2023, short-term restricted cash and short-term deferred revenue of an insignificant amount were recorded on the condensed consolidated balance sheet. Deferred revenue will be recognized over the period in which the funding agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the first quarter of 2024.

Changes in the deferred revenue balance during the three months ended March 31, 2024 for the Gates Grant Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2023	$8
Additions	281
Deductions	(275)
Balance at March 31, 2024	$14

Biomedical Advanced Research and Development Authority

In September 2023, the Company entered into a contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response in the U.S. Department of Health and Human Services. Under the BARDA Contract, the Company may be eligible to receive funding of up to an estimated $433.0 million to conduct a 10,000-participant randomized Phase 2b comparative clinical trial evaluating the Company’s next-generation samRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19. The BARDA Contract could result in payments to the Company of up to approximately $433.0 million. The BARDA Contract consists of a base period (ending on or before the second quarter of 2024, though this period may be extended) and a total contract period-of-performance (base period plus two stages gated at BARDA’s discretion) of up to approximately four years. The base period for the BARDA Contract includes government funding of up to approximately $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Following successful completion of the base period, the BARDA Contract provides for up to approximately $423.0 million of additional BARDA funding for two stages gated at BARDA’s discretion in support of the clinical trial execution and additional analyses for the clinical trial. BARDA instructed the Company to apply for funding for these two stages under a new award administered by the Rapid Response Partnership Vehicle ("RRPV Consortium"), which would be awarded at BARDA's discretion with BARDA funds. As of March 31, 2024, BARDA and Gritstone have amended the base period to extend to June 30, 2024. Also, as of March 31, 2024, BARDA had not yet made the decision to proceed with either of the two stages nor has the Company been awarded a new award by or entered into a new agreement with the RRPV Consortium, terms and financials of which may be different from the original BARDA Contract. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience, and similar terms and conditions are expected under a potential agreement with the RRPV Consortium.

The Company recognized $0.4 million of grant revenue under the BARDA Contract for the three months ended March 31, 2024 and $0.4 million was received under the BARDA Contract during the three months ended March 31, 2024.

10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation, as amended provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of March 31, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

As of March 31, 2024 and December 31, 2023, there were 98,114,860 and 97,585,415 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In connection with the 2022 ATM Offering Program, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC ("Cowen"), pursuant to which Cowen will act as the Company’s sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering Program up to $50,000. As of December 31, 2023, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $27.5 million, net of commissions and offering costs, pursuant to the issuance of 10,230,628 shares of its common stock. As of March 31, 2024, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $27.5 million, net of commissions and offering costs, pursuant to the issuance of 10,230,628 shares of its common stock.

In October 2022, the Company completed a PIPE financing transaction, in which it sold 6,637,165 shares of its common stock at a price of $2.26 per share pursuant to a securities purchase agreement entered into on October 24, 2022 and pre-funded warrants (the "Warrants”) to purchase 13,274,923 shares of common stock at a price of $2.26 per share (of which $2.2599 per share was prepaid by each purchaser) (the “Third PIPE Financing”). The Company received aggregate net proceeds of approximately $42.4 million after deducting placement agent commissions and offering expenses payable by the Company. In connection with the issuance and sale of the common stock, the Company agreed to file a registration statement with the SEC registering the resale of the shares of common stock issued in the Third PIPE Financing. The Warrants are exercisable upon issuance at an exercise price of $0.0001 per share.

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

The Warrants were classified as a component of permanent stockholders’ equity within additional paid-in-capital and were recorded at the issuance date using a relative fair value allocation method. The Warrants are equity classified because they are freestanding financial instruments that are legally detachable and separately exercisable from the equity instruments, are immediately exercisable, do not embody an obligation for the Company to repurchase its shares, permit the holders to receive a fixed number of common shares upon exercise, are indexed to the Company’s common stock and meet the equity classification criteria. In addition, the Warrants do not provide any guarantee of value or return. The Company valued the Warrants at issuance, concluding their sales price approximated their fair value, and allocated net proceeds from the sale proportionately to the common stock and Warrants, of which $28.2 million, net of issuance costs, was allocated to the Warrants and recorded as a component of additional paid-in-capital.

Common Stock Warrants

As of March 31, 2024, the following warrants to purchase shares of the Company’s common stock were issued and outstanding:

Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
December 28, 2020	None	$0.01	7,214,333
October 24, 2022	None	$0.0001	13,274,923
			20,489,256

There were no warrants exercised during the three months ended March 31, 2024 and 2023, respectively.

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

Material Features of the 2021 Employment Inducement Incentive Award Plan

In April 2021, the Company’s board of directors adopted the 2021 Employment Inducement Incentive Award Plan (the “2021 Plan”), pursuant to Nasdaq Listing Rule 5635(c)(4). The principal purpose of the 2021 Plan is to promote the success and enhance the value of the Company by inducing new employees to commence employment with us, and by aligning the individual interests of new employees with the interests of our stockholders. Awards granted under the 2021 Plan are intended to constitute “employment inducement awards” under Nasdaq Listing Rule 5635(c)(4), and, therefore, the 2021 Plan is intended to be exempt from the Nasdaq Listing Rules regarding shareholder approval of stock option and stock purchase plans. A total of 790,400 shares of our common stock were initially reserved for issuance under the 2021 Plan. The 2021 Plan provides for the grant of non-qualified stock options, restricted stock units, restricted stock awards, stock appreciation rights, and other stock-based and cash-based awards. The 2021 Plan does not provide for the grant of incentive stock options. Awards under the 2021 Plan may be granted to eligible employees who are either new employees or who are commencing employment with the Company or one of our subsidiaries following a bona fide period of non-employment with the Company, and for whom such awards are granted as a material inducement to commencing employment with the Company or one of its subsidiaries. Awards under the 2021 Plan may not be granted to the Company's consultants or non-employee directors.

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

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	6,186,925	7,273,461	$7.50	7.26	$264
Authorized	3,903,416	—
Granted	(5,733,435)	3,971,589	$2.45
Exercised	—	(30,797)	$1.99
Cancelled	1,550,468	(907,736)	$3.16
Balance at March 31, 2024	5,907,374	10,306,517	$5.95	7.91	$998
Vested and exercisable at March 31, 2024		5,146,980	$8.29	6.61	$352
Vested and expected to vest at March 31, 2024		9,805,788	$6.08	7.84	$934

For the three months ended March 31, 2024, the total intrinsic value of stock option awards exercised was de minimis, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for the period. For the three months ended March 31, 2023, there were no stock options exercised. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of March 31, 2024, $11.0 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 1.63 years. The total fair value of shares vested during the three months ended March 31, 2024 was $2.24 million.

Stock-based compensation expense and awards granted to non-employees were $0.2 million and $0.2 million, respectively, for the three months ended March 31, 2024 and 2023.

Restricted Stock Units

The Company has granted restricted stock unit awards under the 2018 Equity Plan. The restricted stock unit awards have a term of up to 10 years and generally vest over a 6 month, 1 or 2-year period. The following table summarizes the Company's restricted stock unit activity during the three months ended March 31, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2023	3,088,970	$3.29
Issued	644,826	$2.46
Vested	(826,642)	$3.28
Canceled/Forfeited	(324,626)	$3.09
Outstanding, unvested at March 31, 2024	2,582,528	$3.11

Performance-Based Restricted Stock Units

In March 2024, the Company granted 1,117,020 performance-based restricted stock unit awards ("PSUs") to certain executives under the 2018 Equity Plan. Vesting of the PSUs is dependent upon achievement of certain performance-based metrics through December 31, 2025. Assuming achievement of each performance-based metric, the executive must also generally remain in the Company's service at the date of achievement of the performance-based metric. PSUs are converted into shares of the Company's common stock once vested. The number of shares earned at the end of the performance period will vary, based on actual performance. Upon grant of the PSUs, the Company recognizes stock-based compensation expense related to these awards based on assumptions as to what percentage of each target will be achieved. The Company evaluates these target assumptions on a quarterly basis and adjusts stock-based compensation expense related to these awards, as appropriate.

For the three months ended March 31, 2024, there was no stock-based compensation expense recorded related to the PSUs as none of the performance-based metrics were deemed probable for achievement.

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, directors and non-employees and purchase rights under the Company's 2018 and 2021 Equity Plans and the 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended March 31,
	2024	2023
Research and development expenses	$1,660	$1,613
General and administrative expenses	1,586	1,278
Total	$3,246	$2,891

12. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended March 31,
	2024	2023
Numerator:
Net loss	$(40,385)	$(33,982)
Denominator:
Weighted-average common shares outstanding, basic and diluted	118,391,224	114,423,000
Net loss per share, basic and diluted	$(0.34)	$(0.30)

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

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	March 31,
	2024	2023
Options issued and outstanding and ESPP shares issuable and outstanding	10,483,282	7,120,656
Restricted stock subject to future vesting	2,582,528	3,491,659
Performance-based restricted stock subject to future vesting	1,117,020	—
Total	14,182,830	10,612,315

13. Severance and Other Costs

On February 29, 2024, the Company announced a reduction in its workforce by approximately 40 percent, which was intended to reduce costs and preserve capital. In connection with the workforce reduction, the Company recognized severance and other charges of $3.9 million in the three months ended March 31, 2024, consisting of costs associated with employee severance and asset impairments. The severance and other charges were recorded to the respective research and development and general and administrative operating expense categories on the condensed consolidated statement of operations and comprehensive loss.

The following table summarizes the changes in the Company's accrued severance balance (in thousands):

	Beginning Balance December 31, 2023	Charges	Payments	Ending Balance March 31, 2024
Severance liability	$—	$2,198	$(2,139)	$59

A summary of the charges related to the severance and other activities as of March 31, 2024 is as follows (in thousands):

	Severance and Incentive Compensation	Stock Based Compensation	Asset Impairments	Total Severance and Other Costs
Research and development	$2,010	$185	$1,483	$3,678
General and administrative	188	—	—	188
Total	$2,198	$185	$1,483	$3,866

As of March 31, 2024, the Company accrued a negligible amount under accrued compensation on the condensed consolidated balance sheet related to unpaid severance liabilities which are expected to be paid within one month.

14. Subsequent Event

On April 4, 2024 the Company completed an underwritten public offering transaction in which it issued and sold 8,333,333 shares of common stock and accompanying common warrants to purchase up to 8,333,333 shares of common stock at a per share exercise price of $1.65 and to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 13,334,222 shares of common stock at a per share exercise price of $0.0001 (the “Initial Pre-Funded Warrants”) and accompanying common warrants to purchase up to 13,334,222 shares of common stock at a combined purchase price of $1.4999 per Initial Pre-Funded Warrant and Accompanying Warrant. The Company received gross proceeds from the offering in the amount of $32.5 million, before deducting underwriting discounts and commissions and estimated expenses.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

You should read the following discussion and analysis of our financial condition and results of operations together with the condensed consolidated financial statements and notes thereto included elsewhere in this Quarterly Report on Form 10-Q, and our audited financial statements and related notes thereto included as part of our Annual Report on Form 10‑K for the year ended December 31, 2023. This discussion and analysis, and other parts of this report, contain forward-looking statements, including, but not limited to, statements regarding our clinical and regulatory development plans for our product candidates; our expectations regarding the data to be derived in our ongoing and planned clinical trials; the timing of commencement of our future nonclinical studies, clinical trials and research and development programs; our ability to discover, develop and advance product candidates into, and successfully complete, clinical trials; our plans and strategy regarding maintaining existing and entering into new collaborations and/or partnerships; the timing or likelihood of regulatory filings and approvals for our product candidates; and the sufficiency of our capital resources. These forward-looking statements are identified by their use of terms and phrases, such as “believe,” “could,” “aim,” “expect,” “intend,” “may,” “plan,” “will,” and other similar terms and phrases, including references to assumptions. Such forward-looking statements involve substantial risks and uncertainties that could cause the outcome of our programs, future results, performance or achievements to differ significantly from those expressed or implied by the forward-looking statements. Such risks and uncertainties include, among others, , risks and uncertainties that interim results obtained may differ from those at completion of the studies and clinical trials, the uncertainties inherent in the drug development process, including our programs’ clinical development, the process of designing and conducting preclinical and clinical trials, the regulatory approval processes, the timing of regulatory filings, the challenges associated with manufacturing drug products, our ability to successfully establish, protect and defend our intellectual property and other matters that could affect the sufficiency of existing cash to fund our operations. Our actual results could differ materially from those discussed in these forward-looking statements. For a further description of the risks and uncertainties that could cause actual results to differ from those expressed in these forward-looking statements, as well as risks relating to our business in general, see the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q, our Annual Report on Form 10-K for the year ended December 31, 2023. These forward-looking statements speak only as of the date hereof. Except as required by law, we assume no obligation to update or revise these forward-looking statements for any reason.

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

As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $46.3 million. On April 4, 2024, the Company completed an underwritten public offering transaction. The Company received gross proceeds from the Offering in the amount of $32.5 million, before deducting underwriting discounts and commissions and estimated expenses. We expect our existing cash, cash equivalents and marketable securities and the cash proceeds from the April 2024 financing will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. If we are unable to raise additional funds, secure a waiver or renegotiate the terms of its Loan Agreement, we expect to be in default of the minimum liquidity requirement in the third quarter of 2024. Upon such a default, our existing cash, cash equivalents and marketable securities will only be sufficient to fund our operations into the third quarter of 2024.

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

The accompanying condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

We are subject to continuing risks and uncertainties in connection with the current macroeconomic and geopolitical environments, including risks related to supply chain disruptions, inflation, market volatility, interest rate fluctuations, recent instability in the banking sector, uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, labor shortages, cybersecurity events and ongoing regional conflicts around the world. We are closely monitoring the impact of these factors on all aspects of our operational and financial performance. To date, we have not experienced much of an impact on our business. However, our future results of operations and liquidity could be adversely impacted by a variety of factors, including those discussed in the section titled “Risk Factors” included elsewhere in this Quarterly Report on Form 10-Q and our Annual Report on Form 10-K for the year ended December 31, 2023. As of the date of issuance of this Quarterly Report on Form 10-Q, the extent to which the current macroeconomic and geopolitical environments may materially impact our financial condition, liquidity, or results of operations remains uncertain.

Oncology Program Updates

We are developing a portfolio of vaccine-based cancer immunotherapy product candidates using a heterologous prime (ChAd)/boost (samRNA) approach aimed at targeting tumor-specific neoantigens (TSNA) in solid tumors. Our two clinical-stage programs (GRANITE, which is “individualized” and SLATE, which is “off-the-shelf”) aim to induce a substantial neoantigen-specific CD8+ T cell response using neoantigen-directed immunotherapies. GRANITE patients receive a product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In contrast, SLATE patients receive an off-the-shelf product candidate made for a subset of patients based on common driver mutations.

GRANITE – Individualized Vaccine Program for Solid Tumors

Our first oncology program, GRANITE, consists of individualized neoantigen-based immunotherapy candidates for solid tumors. GRANITE was granted Fast Track designation by the FDA for the treatment of microsatellite stable colorectal cancer (MSS-CRC) in 2018.

In late 2021, we initiated a randomized, controlled Phase 2/3 trial in newly diagnosed metastatic MSS-CRC patients that has registrational intent (NCT05141721). The Phase 2 study is evaluating GRANITE as a maintenance treatment in patients with frontline MSS-CRC who have completed FOLFOX (or FOLFOXIRI)-bevacizumab induction therapy. The first patient was enrolled in January 2022, and the last patient in Phase 2 was randomized in August 2023.

On April 1, 2024, we announced positive preliminary progression free survival (PFS), long-term circulating ctDNA and safety and tolerability data from the ongoing randomized Phase 2 study. Of the 104 patients randomized, 67 (39 GRANITE arm, 28 control arm) were included in the preliminary dataset. The remaining thirty-seven patients either left the study prior to randomized treatment primarily due to early progressive disease or withdrawal of consent (36) or have yet to commence study treatment (1).

•
Demographics and clinical characteristics were balanced between arms (e.g. stage, sidedness, presence of liver metastases), with approximately 75% of patients having liver metastases.
•
Overall PFS data (March 8, 2024 data cutoff) showed what we believe to be a favorable trend in benefit for GRANITE patients (hazard ratio=0.82, [95% credible interval, 0.34-1.67]; 62% censored) and extended PFS benefit in high-risk patients (hazard ratio=0.52 [95% credible interval, 0.15-1.38]; 44% censored);
o
The high-risk group was defined as baseline ctDNA above the median value (2%) for the control group (ctDNA quantified as mean variant allele frequency (VAF) at the time of study randomization). Median PFS in the group of high-risk patients, who typically progress earlier than non-high-risk patients, was 12 months in the GRANITE arm versus seven months in the control arm. Greater than 90% of patients in the group of high-risk patients had liver metastases, consistent with the classification that these patients are high-risk.
•
Preliminary ctDNA findings (March 12, 2024 data cut-off) showed short-term molecular response (>30% reduction in ctDNA as defined per protocol) to be uninformative due to an unanticipated continuation of ctDNA drop beyond induction chemotherapy. This drop resulted in similar molecular response rates across arms (GRANITE and control). Conversely, analysis of longitudinal changes in ctDNA spanning high and low-risk subgroups aligned with the observed PFS trend and favor GRANITE vs control patients.

•
GRANITE was generally well tolerated in this preliminary dataset. Common adverse events (AEs) were mild systemic and local effects typically associated with any potent vaccine, and no patients had discontinued trial due to an AE.

Additionally, we successfully manufactured GRANITE product candidate for every patient eligible to receive study treatment (i.e., 100% vaccine manufacturing success rate).

We expect to report mature PFS data and additional long-term ctDNA data from the ongoing Phase 2 study in the third quarter of 2024 and overall survival data in mid-2025.

SLATE – "Off the shelf” Vaccine Program for Solid Tumors

Our second oncology program, SLATE, consists of “off-the-shelf”, TSNA-directed immunotherapy product candidates. SLATE contains a fixed cassette with TSNA that are shared across a subset of cancer patients rather than a cassette unique to an individual patient, which distinguishes it as a potential off-the-shelf alternative candidate to GRANITE. The key differentiator and advantage of SLATE as compared to GRANITE is speed. SLATE vaccines are produced and delivered to clinical sites proactively and can be administered rapidly upon patient selection (achieved by standard commercial screening for driver mutations). We believe vaccines capable of targeting neoantigens from common tumor driver mutations, such as SLATE, have a clear potential clinical utility and commercialization advantages to existing treatment options.

In March 2024, Nature Medicine published interim results from a Phase 1 study of SLATE in which we discovered a novel immunodominance hierarchy of tumor neoantigens. This hierarchy was then leveraged to develop SLATE-KRAS, a KRAS-directed candidate that demonstrated superior immunogenicity to the initial version of SLATE in a subsequent Phase 2 study and is currently being evaluated in a novel cell therapy-vaccine combination study run by Steven A. Rosenberg of the National Cancer Institute (NCT06253520).

We believe the data generated to date for our SLATE program demonstrate our ability to both accurately define shared neoantigen targets and engineer the SLATE cassette and vaccine to optimize immune response based on those specific mutations. Having optimized and validated the SLATE cassette, we now believe the SLATE platform is ready for “plug and play” application across solid tumor indications and shared tumor neoantigen classes. In advancing SLATE, we aim to combine the potential benefits of the full spectrum of tumor antigens with the practicality of the “off-the-shelf” approach.

Infectious Disease Programs

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

CORAL – Next-Generation COVID-19 Vaccine Program

To date, the CORAL program has comprised three Phase 1 clinical trials evaluating multiple samRNA candidates across various patient populations and settings: CORAL-BOOST (healthy volunteers following primary series of currently approved COVID-19 vaccines); CORAL-CEPI (vaccine-naïve healthy and HIV+ subjects in South Africa); and CORAL-NIH (run by the National Institute of Allergy and Infectious Disease [NIAID] in previously vaccinated healthy volunteers). Results to date have demonstrated induction and persistence of high neutralizing antibody levels through at least 12 months as well as broad T cell responses. The CORAL program has been supported by Biomedical Advanced Research and Development Authority (BARDA), NIAID, the Coalition for Epidemic Preparedness Innovations (CEPI) and the Bill & Melinda Gates Foundation.

BARDA Contract

In September 2023, we entered into the BARDA Contract with BARDA. The contract was awarded as part of Project NextGen, an initiative by the U.S. Department of Health and Human Services to advance a pipeline of new, innovative vaccines and therapeutics providing broader and more durable protection for COVID-19.

Under the BARDA contract, which is valued at up to $433.0 million, we may conduct a 10,000 participant, randomized Phase 2b comparative study to compare the efficacy, safety, and immunogenicity of the Gritstone next-generation COVID-19 vaccine candidate (our samRNA vaccine containing Spike plus other viral targets) with an approved COVID-19 vaccine. The vaccines evaluated in the study are to be tailored to the Omicron XBB.1.5 Spike sequence. Preparations for the study are underway.

The BARDA Contract, as amended, consists of a base period (ending on or before the second quarter of 2024) and a total contract period-of-performance (base period plus two stages gated at BARDA’s discretion) of up to approximately four years. The base period for the BARDA Contract includes government funding of up to $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Following successful completion of the base period, the BARDA Contract provides for up to approximately $423.0 million of additional BARDA funding for the final two stages gated at BARDA’s discretion in support of the clinical trial execution and additional analyses for the clinical trial. In late 2023, BARDA informed us that any potential funding beyond the base period of the BARDA Contract is expected to be administered under a new award made by the Rapid Response Partnership Vehicle (“RRPV Consortium”). In early 2024, we applied to the RRPV Consortium for funding of our Phase 2b CORAL Study extending beyond the base period of the BARDA Contract. There is no certainty that the RRPV Consortium, which selects awardees at BARDA's discretion, will accept our application and on what terms. As of March 31, 2024, BARDA had not yet made the decision to proceed with either of the two stages, nor have we been awarded a new award by or entered into a new agreement with the RRPV Consortium, terms and financials of which may be different from the terms and financials of the BARDA Contract. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience, and similar terms and conditions are expected under a potential agreement with the RRPV Consortium.

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

Components of Our Operating Results

Collaboration, License and Grant Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. For the three months ended March 31, 2024 and 2023, we recognized $1.7 million and $2.4 million, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement, the CEPI Funding Agreement and the Gates Grant Agreement. See Note 9 to our condensed consolidated financial statements for additional information.

In the future, we expect to continue to recognize revenue from the Gilead Collaboration Agreement, the CEPI Funding Agreement, the Gates Grant Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect our revenue to fluctuate on a quarterly and annual basis due to the timing and amount of license fees, reimbursement of costs incurred, milestone and other payments, as well as product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Pursuant to the Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically-validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three months ended March 31, 2024 and 2023, we had no research and development expense under the Arbutus Agreement.

Pursuant to the 2020 Genevant License Agreement, as amended, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022. No research and development expense was recorded for the three months ended March 31, 2024 and 2023.

Pursuant to the 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize samRNA vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $191.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. No research and development expense was recorded for the three months ended March 31, 2024 and 2023.

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

We expect our research and development expenses to increase substantially in the future as we continue to advance our product candidates into and through clinical studies and pursue regulatory approval. Conducting the necessary clinical studies to obtain regulatory approval is costly and time-consuming, and such clinical studies generally become larger and more costly to conduct as they advance into later stages. The successful development of our product candidates is highly uncertain. The actual probability of success for our product candidates may be affected by a variety of risks and uncertainties associated with drug development, including those set forth in the sections entitled “Risk Factors” included in Part II, Section 1A of this Quarterly Report on Form 10-Q and in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023.

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended March 31,
	2024	2023
GRANITE program external expenses	$2,947	$5,409
SLATE program external expenses	172	616
CORAL program external expenses	4,025	2,133
Other program external research and development expenses	4,615	5,752
Personnel-related expenses (1)	11,502	11,851
Severance and other costs	3,678	—
Other unallocated research and development expenses	6,102	4,753
Total research and development expenses	$33,041	$30,514

(1)
Personnel-related expenses include stock-based compensation expense of $1.7 million and $1.6 million, respectively, for the three months ended March 31, 2024 and 2023.

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

Results of Operations

Comparison of the Three Months Ended March 31, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended March 31,
	2024	2023	Change
Revenues:
Collaboration and license revenues	$49	$542	$(493)
Grant revenues	1,693	1,901	(208)
Total revenues	1,742	2,443	(701)
Operating expenses:
Research and development	33,041	30,514	2,527
General and administrative	8,502	6,745	1,757
Total operating expenses	41,543	37,259	4,284
Loss from operations	(39,801)	(34,816)	(4,985)
Interest income	712	1,678	(966)
Interest expense	(1,296)	(844)	(452)
Net loss	$(40,385)	$(33,982)	$(6,403)

Collaboration and License, Contract and Grant Revenues

Collaboration and license revenues from our collaboration arrangements and grant revenues were $1.7 million and $2.4 million for the three months ended March 31, 2024 and 2023, respectively. During the three months ended March 31, 2024, we recorded a de minimis amount in collaboration revenue related to the Gilead Collaboration Agreement, $1.0 million in grant revenue from the CEPI Funding Agreement, $0.4 million in grant revenue from the BARDA Contract and $0.3 million in grant revenue pursuant to the Gates Grant Agreement. During the three months ended March 31, 2023, we recorded $0.1 million in collaboration revenue related to the Gilead Collaboration Agreement, $0.4 million in collaboration revenue related to the 2seventy Agreement, $1.5 million in grant revenue from the CEPI Funding Agreement, and $0.4 million in grant revenue from the Gates Foundation.

See Note 9 to our condensed consolidated financial statements for additional information.

Research and Development Expenses

Research and development expenses were $33.0 million and $30.5 million for the three months ended March 31, 2024 and 2023, respectively. The increase of approximately $2.5 million was primarily due to a one-time severance and other charge of $3.7 million, of which $0.2 million related to non-cash stock-based compensation expense, and increases of $1.3 million in facilities-related costs, partially offset by decreases of $1.8 million in laboratory supplies, $0.4 million in personnel-related costs and $0.3 million in outside services, consisting primarily of clinical trial and other chemistry, manufacturing and controls (CMC) related expenses.

General and Administrative Expenses

General and administrative expenses were $8.5 million for the three months ended March 31, 2024 compared to $6.7 million for the three months ended March 31, 2023. The increase of $1.8 million was primarily attributable to a one-time severance charge of $0.2 million and increases of $0.7 million in personnel-related expenses, $0.5 million in facilities related costs, and $0.4 million in outside services.

Interest Income

Interest income was $0.7 million for the three months ended March 31, 2024 compared to $1.7 million for the three months ended March 31, 2023. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease is primarily due to lower cash, cash equivalent and investment balances in 2024 than in 2023.

Interest Expense

Interest expense was $1.3 million for the three months ended March 31, 2024 compared to $0.8 million for the three months ended March 31, 2023. Interest expense is primarily comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement. The increase in interest expense is due to a higher principal balance of $40.0 million outstanding under the Loan Agreement as of March 31, 2024 as compared to $30.0 million outstanding thereunder as of March 31, 2023.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private placements of our convertible preferred stock, common stocks and warrants, public offerings of our common stock, common warrants and pre-funded warrants, the sale of common stock under an “at the market offering”, proceeds from the Loan Agreement, proceeds received from our collaboration arrangements, and non-dilutive grants from various nonprofit and governmental organizations. As of March 31, 2024, we had cash, cash equivalents, and marketable securities of $46.3 million and an accumulated deficit of $699.9 million, compared to cash, cash equivalents, and marketable securities of $79.3 million and an accumulated deficit of $659.6 million as of December 31, 2023. We expect that our cash, cash equivalents, and marketable securities as of March 31, 2024 along with the cash proceeds from the April 2024 financing will not enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of this Quarterly Report on Form 10-Q. As a result, the Company believes that its existing cash, cash equivalents and investments, before considering any potential default under its Loan Agreement, will only be sufficient to fund its planned operating and capital needs into the fourth quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the adverse impact any event of default under our Loan Agreement. In particular, if we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default under the minimum liquidity requirement included in the Loan Agreement in the third quarter of 2024. Upon such a default, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the third quarter of 2024. The accompanying condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

In March 2022, we (i) filed a shelf registration statement on Form S-3 (the 2022 Shelf Registration Statement) with the SEC, covering the offering of up to $250.0 million of our common stock, preferred stock, debt securities, warrants and units and (ii) entered into a Sales Agreement with Cowen and Company, LLC (Cowen) for an "at-the-market" offering of up to $100.0 million in shares of our common stock (2022 ATM Offering Program). Through March 31, 2024, we have received aggregate proceeds from our 2022 ATM Offering Program of $27.5 million, net of commissions and offering costs, pursuant to the issuance of 10,230,628 shares. As of March 31, 2024, we have $71.6 million available under the 2022 ATM Offering Program.

In July 2022, we entered into a loan and security agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules) and Silicon Valley Bank (SVB) which provides us with a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, we drew $20.0 million from the first tranche, and we drew an additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available if and when we meet certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone under the Loan Agreement had been achieved, pursuant to which we drew an additional $10 million on December 15, 2023. As of March 31, 2024, no other milestones had been achieved. The Loan Agreement is secured by substantially all of our assets, other than intellectual property. There are no warrants associated with the Loan Agreement. See Note 8 to our condensed consolidated financial statements for additional information.

In March 2023, we, Hercules and SVB entered into an amendment to the Loan Agreement (the First Amendment) to amend the minimum liquidity requirements thereunder. Under the amended Loan Agreement (as amended, the Amended Loan Agreement), beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as our market capitalization is no greater than $400.0 million, we are subject to a minimum liquidity requirement equal to the then outstanding balance under the Amended Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether we achieve certain performance milestones. As of March 31, 2024, we have not achieved the performance milestones to be subject to the lower 0.45 multiplier.

In April 2023, we received $0.7 million under the Gates Grant Agreement.

In June 2023, we received the third tranche payment of $1.2 million under the CEPI Funding Agreement.

In December 2023, we received total payments of $9.0 million under the BARDA Contract and the fourth tranche payment of $2.4 million under the CEPI Funding Agreement.

In January 2024, we received $0.2 million under the Gates Grant Agreement.

In March 2024, we received $0.4 million under the BARDA Contract.

On April 4, 2024, we completed an underwritten public offering (the Offering), in which we issued and sold 8,333,333 shares of common stock and accompanying common warrants to purchase up to 8,333,333 shares of common stock at a per share exercise price of $1.65 and to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 13,334,222 shares of common stock at a per share exercise price of $0.0001 (the “Initial Pre-Funded Warrants”) and accompanying common warrants to purchase up to 13,334,222 shares of common stock at a combined purchase price of $1.4999 per Initial Pre-Funded Warrant and Accompanying Warrant. We received gross proceeds from the offering in the amount of $32.5 million, before deducting underwriting discounts and commissions and estimated expenses.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $699.9 million as of March 31, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will not be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of this Quarterly Report on Form 10-Q. As a result, the Company believes that its existing cash, cash equivalents and investments will only be sufficient to fund its planned operating and capital needs into the fourth quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the adverse impact a default of any of our debt covenants from our Loan Agreement. In particular, if we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default under the minimum liquidity requirement included in the Loan Agreement in the third quarter of 2024. Upon such a default, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the third quarter of 2024. The accompanying condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Three Months Ended March 31,
	2024	2023
Cash used in operating activities	$(33,567)	$(40,090)
Cash provided by investing activities	12,303	21,173
Cash (used in) provided by financing activities	(379)	8,647
Net decrease in cash and cash equivalents	$(21,643)	$(10,270)

Cash Used in Operating Activities

During the three months ended March 31, 2024, cash used in operating activities was $33.6 million, which consisted of net loss of $40.4 million, adjusted by non-cash charges of $10.1 million and net changes in our operating assets and liabilities of $3.3 million. The non-cash charges consisted primarily of depreciation and amortization expense of $1.7 million, amortization of debt discount and issuance costs of $0.4 million, stock-based compensation of $3.2 million, impairment of property and equipment of $1.5 million related to the reduction in force and non-cash operating lease expense of $3.3 million. The change in our operating assets and liabilities was primarily due to decreases of $5.0 million in accrued compensation, $3.1 million in lease liability, and $1.1 million in deferred revenue, offset by increases of $3.5 million in accounts payable, $1.6 million in prepaid expenses and other current assets, $0.3 million in accrued research and development expense, and $0.5 million in accrued and other non-current liabilities.

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

Cash Provided by Investing Activities

During the three months ended March 31, 2024, cash provided by investing activities was $12.3 million, which consisted of $12.7 million in proceeds from the maturity of marketable securities and $0.1 million in proceeds from the sale of marketable securities, offset by $0.4 million in purchases of marketable securities and $0.1 million of capital expenditures to purchase property and equipment.

During the three months ended March 31, 2023, cash provided by investing activities was $21.2 million, which consisted of $38.6 million in proceeds from the maturity of marketable securities, offset by $15.9 million in purchases of marketable securities and $1.5 million of capital expenditures to purchase property and equipment.

Cash (Used in) Provided by Financing Activities

During the three months ended March 31, 2024, cash used in financing activities was $0.4 million, which primarily consisted of $0.4 million in financing and offering costs, $0.8 million in taxes paid related to net share settlement of restricted stock units and $0.1 million in payment of financing lease, offset by $0.1 million in proceeds from the exercise of stock options.

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

Contractual Obligations and Commitments

We lease office and laboratory space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2024 to 2033. The total future minimum lease payments under the agreements are $93.6 million, of which $9.6 million of the payments are due in 2024. See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the three months ended March 31, 2024 and 2023, no royalties were due from the sales of licensed products. See Note 9 to our condensed consolidated financial statements for additional information.

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

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operation is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical study trial accruals, fair value of assets and liabilities, and the fair value of common stock and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

There have been no changes to our critical accounting policies since we filed our Annual Report on Form 10-K for the year ended December 31, 2023 with the SEC on March 5, 2024. For a description of our critical accounting policies, please refer to that Annual Report on Form 10-K.

Recent Accounting Pronouncements

Refer to Note 2. Summary of Significant Accounting Policies in the notes to our unaudited interim condensed consolidated financial statements in Part I, Item 1 of this Quarterly Report, for a discussion of recent accounting pronouncements.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Interest Rate Risk

There have been no material changes in market risk from the information provided in “Item 7A. Quantitative and Qualitative Disclosures About Market Risk” in our Annual Report on Form 10-K for the year ended December 31, 2023.

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of March 31, 2024, our management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of March 31, 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three months ended March 31, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. Risk Factors

Investing in our common stock involves a high degree of risk. You should carefully consider the risks described below, as well as the other information in this report, including our financial statements and the related notes and “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” before deciding whether to invest in our common stock. The occurrence of any of the events or developments described below, or in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023, filed with the SEC on March 5, 2024 could have a material adverse effect on our business, results of operations, financial condition, prospects and stock price. In such an event, the market price of our common stock could decline, and you may lose all or part of your investment. Many of the following risks and uncertainties are, and will be, exacerbated by the COVID-19 pandemic, inflation, the high interest rate environment, and any worsening of the global business and economic environment as a result. Additional risks and uncertainties not presently known to us or that we currently deem immaterial may also impair our business operations.

There have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024.

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

X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema Document				X

101.CAL	Inline XBRL Taxonomy Extension Calculation Linkbase Document				X

101.DEF	Inline XBRL Taxonomy Extension Definition Linkbase Document				X

101.LAB	Inline XBRL Taxonomy Extension Label Linkbase Document				X

101.PRE	Inline XBRL Taxonomy Extension Presentation Linkbase Document				X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended March 31, 2024 has been formatted in Inline XBRL.				X

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

Gritstone bio, Inc.

Date:	May 9, 2024	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vassiliki Economides
Vassiliki Economides
Chief Financial Officer (Principal Financial Officer)