Form 10-Q
period 2024-06-30
Gritstone bio, Inc.
filed 2024-08-13
CIK 1656634

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Form 10-Q

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2024

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

As of August 8, 2024, there were 118,109,074 shares of the registrant’s common stock, par value $0.0001 per share, outstanding.

Gritstone bio, Inc.

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Gritstone bio, Inc.

Condensed Consolidated Balance Sheets

(Unaudited)

(In thousands, except share

amounts and par value)

	June 30,	December 31,
	2024	2023
Assets
Current assets:
Cash and cash equivalents	$50,900	$62,986
Marketable securities	4,812	16,288
Restricted cash	1,274	2,299
Prepaid expenses and other current assets	3,724	5,862
Total current assets	60,710	87,435
Long-term restricted cash	4,695	5,290
Property and equipment, net	12,527	17,281
Lease right-of-use assets	64,001	66,839
Deposits and other long-term assets	609	924
Total assets	$142,542	$177,769
Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,132	$3,819
Accrued compensation	5,272	9,357
Accrued liabilities	856	1,213
Accrued research and development expenses	3,002	3,696
Lease liabilities, current portion	7,159	6,904
Deferred revenue, current portion	698	2,350
Warrant liability	2,782	—
Total current liabilities	23,901	27,339
Other liabilities, noncurrent	1,117	709
Lease liabilities, net of current portion	54,829	57,727
Debt, noncurrent	40,506	40,144
Total liabilities	120,353	125,919
Commitments and contingencies (Notes 6, 8 and 9)
Stockholders’ equity:
Preferred stock, $0.0001 par value; 10,000,000 shares authorized; no shares issued and outstanding at June 30, 2024 and December 31, 2023	—	—
Common stock, $0.0001 par value; 300,000,000 shares authorized at June 30, 2024 and December 31, 2023; 117,787,732 and 97,585,415 shares issued and outstanding at June 30, 2024 and December 31, 2023, respectively	24	22
Additional paid-in capital	745,510	711,386
Accumulated other comprehensive (loss) gain	(3)	3
Accumulated deficit	(723,342)	(659,561)
Total stockholders’ equity	22,189	51,850
Total liabilities and stockholders’ equity	$142,542	$177,769

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Operations and Comprehensive Loss

(Unaudited)

(In thousands, except share and per share amounts)

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Revenues:
Collaboration and license revenues	$57	$400	$106	$941
Grant revenues	864	1,555	2,557	3,456
Total revenues	921	1,955	2,663	4,397
Operating expenses:
Research and development	20,811	30,967	53,852	61,481
General and administrative	7,698	6,716	16,200	13,461
Total operating expenses	28,509	37,683	70,052	74,942
Loss from operations	(27,588)	(35,728)	(67,389)	(70,545)
Interest income	691	1,479	1,403	3,157
Interest expense	(1,304)	(985)	(2,600)	(1,828)
Other income (expense)	4,805	(22)	4,805	(22)
Net loss	(23,396)	(35,256)	(63,781)	(69,238)
Other comprehensive loss:
Unrealized loss on marketable securities	(2)	(73)	(6)	(45)
Comprehensive loss	$(23,398)	$(35,329)	$(63,787)	$(69,283)
Net loss per share, basic and diluted	$(0.16)	$(0.31)	$(0.49)	$(0.60)
Weighted-average number of shares used in computing net loss per share, basic and diluted	143,296,662	114,929,523	130,843,943	114,676,261

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Three Months Ended June 30, 2024:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2024	98,114,860	$22	$713,889	$(1)	$(699,946)	$13,964
Unrealized loss on marketable securities	—	—	—	(2)	—	(2)
Issuance of common stock under the public offering, net of issuance costs of $987	8,333,333	1	8,594	—	—	8,595
Issuance of pre-funded warrants under the public offering, net of issuance costs of $1580	—	—	13,750	—	—	13,750
Issuance of common stock under at the market, ("ATM") equity offering program, net of issuance costs of $20	6,952,236	1	5,622	—	—	5,623
Issuance of common stock upon exercise of stock options	9,888	—	16	—	—	16
Issuance of common stock for warrant exercises	4,009,399	—	40	—	—	40
Issuance of common stock under the ESPP	200,461	—	132	—	—	132
Vesting of performance-based restricted stock units awards	167,555	—	—	—	—	—
Stock-based compensation	—	—	3,467	—		3,467
Net loss	—	—	—	—	(23,396)	(23,396)
Balance at June 30, 2024	117,787,732	$24	$745,510	$(3)	$(723,342)	$22,189

Three Months Ended June 30, 2023:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at March 31, 2023	87,848,417	$22	$695,961	$(52)	$(555,053)	$140,878
Issuance of common stock upon exercise of stock options	6,000	—	5	—	—	5
Issuance of common stock under the ATM equity offering program, net of issuance costs of $21	246,199	—	623	—	—	623
Issuance of common stock for warrant exercises	2,849,405	—	—	—	—	—
Issuance of common stock under the ESPP	274,189	—	450	—	—	450
Stock-based compensation	—	—	2,940	—	—	2,940
Unrealized loss on marketable securities	—	—	—	(73)	—	(73)
Net loss	—	—	—	—	(35,256)	(35,256)
Balance at June 30, 2023	91,224,210	$22	$699,979	$(125)	$(590,309)	$109,567

Continued on next page.

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Stockholders’ Equity

(Unaudited)

(In thousands, except share amounts)

Six Months Ended June 30, 2024:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Gain (Loss)	Deficit	Equity
Balance at December 31, 2023	97,585,415	$22	$711,386	$3	$(659,561)	$51,850
Unrealized loss on marketable securities	—	—	—	(6)	—	(6)
Issuance of common stock upon restricted stock units vesting	508,536	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(788)	—	—	(788)
Issuance of common stock under the public offering, net of issuance costs of $987	8,333,333	1	8,594	—	—	8,595
Issuance of pre-funded warrants under the public offering, net of issuance costs of $1580	—	—	13,750	—	—	13,750
Issuance of common stock under at the market, ("ATM") equity offering program, net of issuance costs of $20	6,952,236	1	5,622	—	—	5,623
Issuance of common stock upon exercise of stock options	30,797	—	61	—	—	61
Issuance of common stock for warrant exercises	4,009,399	—	40	—	—	40
Issuance of common stock under the ESPP	200,461	—	132	—	—	132
Vesting of performance-based restricted stock units awards	167,555	—	—	—	—	—
Stock-based compensation	—	—	6,713	—		6,713
Net loss	—	—	—	—	(63,781)	(63,781)
Balance at June 30, 2024	117,787,732	$24	$745,510	$(3)	$(723,342)	$22,189

Six Months Ended June 30, 2023:

	Common Stock		Additional Paid-In	Accumulated Other Comprehensive	Accumulated	Total Stockholders'
	Shares	Amount	Capital	Loss	Deficit	Equity
Balance at December 31, 2022	86,894,901	$22	$691,910	$(80)	$(521,071)	$170,781
Unrealized loss on marketable securities	—	—	—	(45)	—	(45)
Issuance of common stock upon restricted stock units vesting	345,663	—	—	—	—	—
Tax payments related to shares withheld for vested restricted stock units	—	—	(742)	—	—	(742)
Issuance of common stock under at the market, ("ATM") equity offering program, net of issuance costs of $79	854,052	—	2,525	—	—	2,525
Issuance of common stock upon exercise of stock options	6,000	—	5	—	—	5
Issuance of common stock for warrant exercises	2,849,405	—	—	—	—	—
Issuance of common stock under the ESPP	274,189	—	450	—	—	450
Stock-based compensation	—	—	5,831	—		5,831
Net loss	—	—	—	—	(69,238)	(69,238)
Balance at June 30, 2023	91,224,210	$22	$699,979	$(125)	$(590,309)	$109,567

See accompanying notes to the unaudited condensed consolidated financial statements.

Gritstone bio, Inc.

Condensed Consolidated Statements of Cash Flows

(Unaudited)

(In thousands)

	Six Months Ended June 30,
	2024	2023
Operating activities
Net loss	$(63,781)	$(69,238)
Adjustments to reconcile net loss to net cash used in operating activities:
Depreciation and amortization	3,346	3,706
Net accretion of premiums and discounts on marketable securities	(123)	(1,797)
Amortization of debt discount and issuance costs	770	637
Stock-based compensation	6,713	5,831
Non-cash operating lease expense	6,614	6,762
Impairment of property, plant and equipment	1,483	21
Change in fair value of warrant liability	(4,805)	—
Changes in operating assets and liabilities:
Prepaid expenses and other current assets	2,138	1,608
Deposits and other long-term assets	315	3,014
Accounts payable	59	(1,295)
Accrued compensation	(4,085)	(2,179)
Accrued and other non-current liabilities	(381)	(2,253)
Accrued research and development expenses	(694)	(1,301)
Lease liability	(6,295)	(12,256)
Deferred revenue	(1,652)	(2,313)
Net cash used in operating activities	(60,378)	(71,053)
Investing activities
Purchase of marketable securities	(3,081)	(17,814)
Maturities of marketable securities	14,537	66,867
Sales of marketable securities	137	—
Purchase of property and equipment	(175)	(3,288)
Net cash provided by investing activities	11,418	45,765
Financing activities
Proceeds from issuance of common stock under the ATM equity offering program	5,643	2,604
Proceeds from issuance of common stock, common warrants and pre-funded warrants from public offering	32,500	—
Proceeds from long-term debt, net of debt discount and issuance costs	—	9,962
Proceeds from issuance of common stock upon exercise of stock options and warrants	101	5
Proceeds from issuance of common stock under the ESPP	132	450
Payments of financing costs	(2,210)	(2,496)
Payments of financing lease	(124)	(119)
Tax payments related to shares withheld for vested restricted stock units	(788)	(742)
Net cash provided by financing activities	35,254	9,664
Net decrease in cash, cash equivalents and restricted cash	(13,706)	(15,624)
Cash, cash equivalents and restricted cash at beginning of period	70,575	64,765
Cash, cash equivalents and restricted cash at end of period	$56,869	$49,141
Supplemental disclosures of non-cash investing and financing information
Property and equipment purchases accrued but not yet paid	$33	$692
Cash paid for interest on debt	$1,764	$1,073
Financing costs included in accrued liabilities and accounts payable	$392	$16
Assets acquired under leasing obligations	$748	$59,320

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

Liquidity

The Company has incurred operating losses and has an accumulated deficit as a result of ongoing efforts to develop drug product candidates, including conducting preclinical and clinical trials and providing general and administrative support for these operations. The Company had net losses of $23.4 million and $63.8 million for the three months and six months ended June 30, 2024, respectively, and $35.3 million and $69.2 million for the three and six months ended June 30, 2023, respectively. Cash used by operating activities was $60.4 million and $71.1 million during the six months ended June 30, 2024 and 2023, respectively. The Company had an accumulated deficit of $723.3 million and $659.6 million as of June 30, 2024 and December 31, 2023, respectively. To date, none of the Company’s product candidates have been approved for sale and therefore the Company has not generated any revenue from sales of commercial products. Management expects operating losses to continue for the foreseeable future.

The Company has funded its operations to date primarily through private placements of its convertible preferred stock, common stocks and warrants, public offerings of its common stock, common warrants and pre-funded warrants, the sale of common stock under an “at the market offering,” proceeds from the Loan Agreement, proceeds received from its collaboration arrangement, and non-dilutive grants from various nonprofit and governmental organizations. As of June 30, 2024, the Company had cash, cash equivalents and marketable securities of $55.7 million. The Company’s cash, cash equivalents and marketable securities are not sufficient to fund the Company’s planned operations for a period of 12 months from the date these condensed consolidated financial statements are issued.

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

If the Company is unable to raise additional funds, secure a waiver or renegotiate the terms of its Loan Agreement, it expects to be in default of the minimum liquidity requirement in the fourth quarter of 2024. Upon such a default, the Company's existing cash, cash equivalents and marketable securities will only be sufficient to fund its operations into the fourth quarter of 2024. The accompanying condensed consolidated financial statements have been prepared assuming that the Company will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements do not reflect any adjustments relating to the recoverability and classification of assets or the amounts and classification of liabilities that might be necessary if the Company is unable to continue as a going concern.

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

Use of Estimates

The preparation of financial statements in conformity with U.S. GAAP requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent liabilities as of the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include, but are not limited to, determining the fair value of assets and liabilities, the fair value of right-of-use assets and lease liabilities, stock-based compensation expense, warrant liability, and including those related to revenue recognition, including but not limited to, transaction price and progress toward completion of performance obligation under the Company's contracts with customers. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

The Company’s investment policy limits investments to certain types of securities issued by the U.S. government, its agencies, and institutions with investment-grade credit ratings and places restrictions on maturities and concentration by type and issuer. The Company is exposed to credit risk in the event of a default by the financial institutions holding its cash, cash equivalents and marketable securities and issuers of marketable securities to the extent recorded on the condensed consolidated balance sheets. As of June 30, 2024, the Company has no off-balance sheet concentrations of credit risk.

Other Risks and Uncertainties

The Company is subject to a number of risks similar to those faced by other clinical-stage biotechnology companies, including dependence on key individuals; the need to develop commercially viable therapeutics; competition from other companies, many of which are larger and better capitalized; and the need to obtain adequate additional financing to fund the development of its products. The Company currently depends on third-party suppliers for key materials and services used in its research and development manufacturing process and is subject to certain risks related to the loss of these third-party suppliers or their inability to supply the Company with adequate materials and services. Further, the Company is subject to broad market risks and uncertainties resulting from recent events, such as regional conflicts around the world, inflation, interest rates fluctuations and recession risks, market volatility, recent instability in the global financial markets, uncertainty as to the U.S. federal budget and the related potential for government shutdowns, as well as supply chain and labor shortages.

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

The following table provides a reconciliation of cash, cash equivalents and short-term and long-term restricted cash reported within the condensed consolidated balance sheets that sum to the total of the same amounts shown in the condensed consolidated statements of cash flows (in thousands):

	June 30,	December 31,
	2024	2023
Cash and cash equivalents	$50,900	$62,986
Restricted cash	1,274	2,299
Long-term restricted cash	4,695	5,290
Total cash, cash equivalents and restricted cash	$56,869	$70,575

Leases

The Company determines whether the arrangement is or contains a lease at the inception of the arrangement and if such a lease is classified as a financing lease or operating lease. The majority of the Company’s leases are classified as operating leases. Leases with a term greater than one year are included in operating lease right-of-use ("ROU Assets"), lease liabilities, current portion, and lease liabilities, net of current portion in the Company’s condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023. The Company has elected not to recognize on the condensed consolidated balance sheets leases with terms of one year or less. Lease liabilities and their corresponding ROU Assets are recorded based on the present value of lease payments over the expected lease term. In determining the net present value of lease payments, the interest rate implicit in lease contracts is typically not readily determinable. As such, the Company estimates the appropriate incremental borrowing rate, which is the rate that would be incurred to borrow on a collateralized basis over a similar term an amount equal to the lease payments in a similar economic environment. Certain adjustments to the ROU Assets may be required for items such as initial direct costs paid or incentives received and impairment charges if the Company determines the ROU Asset is impaired.

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

Warrant Liability

The Company accounts for its warrants in accordance with ASC 815, Derivatives and Hedging - Contracts in Entity's Own Equity, as either liabilities or as equity instruments depending on the specific terms of the warrant agreement. The Common Warrants issued in connection with the April 2024 underwritten public offering (see Note 10) are classified as liabilities and are recorded at fair value. The warrants are subject to re-measurement at each settlement date and at each balance sheet date and any change in fair value is recognized in other expense (income), net in the condensed consolidated statements of operations and comprehensive loss. The Company estimates the fair value of the warranty liability using a Black-Scholes pricing model. We are required to make assumptions and estimates in determining an appropriate expected term, risk-free interest rate, volatility factor, dividend yield, and the fair value of common stock. Any significant adjustments to the unobservable inputs would have a direct impact on the fair value of the warrant liability.

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

Income Taxes

The Company did not record income tax expense for the three and six months ended June 30, 2024 and 2023, respectively, as the Company expected to be in a cumulative taxable loss position in 2024 and 2023, and the net deferred tax assets are fully offset by a valuation allowance as it is not more likely than not that the benefit will be realized. As of June 30, 2024, the Company remains in a cumulative book loss position and does not have sufficient positive evidence to realize its net deferred tax assets. As such, the Company continues to maintain a full valuation allowance against its net deferred tax assets.

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

The Company records severance charges based on whether the termination benefits are provided under an on-going benefit arrangement or under a one-time benefit arrangement. The Company accounts for on-going benefit arrangements, such as those documented by employment agreements, in accordance with ASC 712, Nonretirement Postemployment Benefits. Under ASC 712, liabilities for postemployment benefits are recorded at the time the obligations are probable of being incurred and can be reasonably estimated. The Company accounts for one-time employment benefit arrangements in accordance with ASC 420 Exit or Disposal Cost Obligations. One-time termination benefits are expensed at the date the entity notifies the employee. The Company recognized losses on disposal of property and equipment, which was accounted for in accordance with ASC 360, Impairment of Long-Lived Assets.

Recent Accounting Pronouncements Adopted

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

3. Cash Equivalents and Marketable Securities

The amortized costs, unrealized gains and losses and fair values of cash equivalents and marketable securities were as follows (in thousands):

	June 30, 2024
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$30,275	$—	$—	$30,275
Commercial paper	8,472	—	—	8,472
U.S. government treasuries	1,119	—	—	1,119
Total cash equivalents	39,866	—	—	39,866
Short-term marketable securities:
U.S. government treasuries	1,840	—	(2)	1,838
Commercial paper	2,975	—	(1)	2,974
Total short-term marketable securities	4,815	—	(3)	4,812
Total	$44,681	$—	$(3)	$44,678

	December 31, 2023
Description	Amortized Cost	Unrealized Gains	Unrealized Losses	Fair Value
Cash equivalents:
Money market funds	$39,243	$—	$—	$39,243
Commercial paper	4,484	—	—	4,484
U.S. government debt securities	2,250	—	—	2,250
Total cash equivalents	45,977	—	—	45,977
Short-term marketable securities:
Commercial paper	3,485	—	—	3,485
Corporate debt securities	939	—	—	939
U.S. government treasuries	9,861	5	(1)	9,865
U.S. government debt securities	2,000	—	(1)	1,999
Total short-term marketable securities	16,285	5	(2)	16,288
Total	$62,262	$5	$(2)	$62,265

All marketable securities held as of June 30, 2024 had contractual maturities of less than one year. There have been no material realized gains or losses on marketable securities for the periods presented. As of June 30, 2024, the Company did not hold any individual securities in an unrealized loss position for 12 months or greater. The Company has the ability and intent to hold all marketable securities that have been in a continuous loss position until maturity or recovery. No significant facts or circumstances have arisen to indicate that there has been any significant deterioration in the creditworthiness of the issuers of the securities held by us, thus there has been no recognition of any other-than-temporary impairment for the periods presented. The Company has not recorded an allowance for credit losses as of June 30, 2024 and December 31, 2023.

See Note 4 for further information regarding the fair value of the Company’s financial instruments.

4. Fair Value Measurements

The Company’s financial assets and liabilities subject to fair value measurements on a recurring basis and the level of inputs used in such measurements were as follows (in thousands):

	June 30, 2024
Description	Total	Level 1	Level 2	Level 3
Assets
Cash equivalents:
Money market funds	$30,275	$30,275	$—	$—
Commercial paper	8,472	—	8,472	—
U.S. government treasuries	1,119	1,119	—	—
Total cash equivalents	39,866	31,394	8,472	—
Short-term marketable securities:
U.S. government treasuries	1,838	1,838	—	—
Commercial paper	2,974	—	2,974	—
Total short-term marketable securities	4,812	1,838	2,974	—
Total	$44,678	$33,232	$11,446	$—
Liabilities
Warrant liability	$2,782	$—	$—	$2,782
Total	$2,782	$—	$—	$2,782

	December 31, 2023
Description	Total	Level 1	Level 2	Level 3
Cash equivalents:
Money market funds	$39,243	$39,243	$—	$—
Commercial paper	4,484	—	4,484	—
U.S. government debt securities	2,250	—	2,250	—
Total cash equivalents	45,977	39,243	6,734	—
Short-term marketable securities:
Commercial paper	3,485	—	3,485	—
Corporate debt securities	939	—	939	—
U.S. government treasuries	9,865	9,865	—	—
U.S. government debt securities	1,999	—	1,999	—
Total short-term marketable securities	16,288	9,865	6,423	—
Total	$62,265	$49,108	$13,157	$—

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

The warrant liability in the table above consisted of the fair value of the Common Warrants (see Note 10) and was based on significant inputs not observable in the market, which represents a Level 3 measurement within the fair value hierarchy.

The following table provides a roll forward of the aggregate fair value of the warrant liability categorized with Level 3 inputs:

Warrant Liability
Balance at December 31, 2023	—
Issuance of common warrants	$7,587
Change in fair value	(4,805)
Balance at June 30, 2024	$2,782

There were no transfers between Level 1 and Level 2 during the periods presented. See Note 3 for further information regarding the amortized cost of the Company’s financial instruments.

5. Property and Equipment, Net

Property and equipment and related accumulated depreciation and amortization are as follows (in thousands):

	June 30,	December 31,
	2024	2023
Computer equipment and software	$1,704	$1,704
Furniture and fixtures	2,723	2,723
Laboratory equipment	27,662	29,521
Leasehold improvements	15,452	15,733
	47,541	49,681
Less accumulated depreciation and amortization	(35,029)	(32,415)
Construction-in-progress	15	15
Total property and equipment, net	$12,527	$17,281

Depreciation and amortization expense was $1.6 million and $3.3 million for the three and six months ended June 30, 2024, respectively, and $1.9 million and $3.7 million for the three and six months ended June 30, 2023, respectively.

6. Commitments and Contingencies

Leases

The Company leases office and laboratory space in facilities at several locations:

Emeryville Lease

The Company’s principal executive offices in Emeryville, California, consisting of office and laboratory space, are leased pursuant to a 120-month operating lease (the “Emeryville Lease”), which the Company entered into in January 2019, with the obligation to pay rent commencing in November 2019. In conjunction with signing the Emeryville Lease, the Company paid a cash security deposit of $0.6 million, which is recorded as a deposit on the Company’s condensed consolidated balance sheet as of June 30, 2024. The Emeryville Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend this lease for two additional five-year periods at the then market rental rate. The lessor provided the Company a tenant improvement allowance for a total of $4.0 million to complete the laboratory and office renovation. The Company has determined the tenant improvements to be lessee owned and therefore has recorded a $6.9 million ROU Asset and a $10.9 million lease liability on the condensed consolidated balance sheet as of June 30, 2024. The Company recorded a $7.3 million ROU Asset and a $11.6 million lease liability on the consolidated balance sheet as of December 31, 2023.

Pleasanton Leases

The Company leases office, cleanroom, and laboratory support manufacturing space in Pleasanton, California pursuant to a non-cancelable operating lease (the “Pleasanton Lease”), which the Company entered into in March 2017, with the obligation to pay rent commencing in December 2017. The Pleasanton Lease includes a free rent period, escalating rent payments and a term that expires on November 30, 2024. The Company may extend the lease term for a period of five years at the then market rental rate. The Company obtained an irrevocable letter of credit in March 2017 in the initial amount of approximately $1.0 million as a security deposit to the Pleasanton Lease, which may be drawn down by the landlord in the event the Company fails to fully and faithfully perform its obligations under the Pleasanton lease. The letter of credit may be reduced based on certain levels of cash and cash equivalents the Company holds. In October 2022, the letter of credit was reduced to a balance of $0.6 million. As of June 30, 2024, none of the irrevocable letter of credit amount had been drawn. The Pleasanton Lease further provides that the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. In May 2024, the Company executed an amendment to the Pleasanton Lease, which extends its term through May 2025.

In connection with the Pleasanton Lease, the Company received a tenant improvement allowance of $1.2 million from the landlord for the costs associated with the design, development and construction of tenant improvements. The unamortized tenant improvement balance is recognized as a component of operating lease ROU Asset on the condensed consolidated balance sheets as of June 30, 2024 and December 31, 2023.

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

In conjunction with the 40 Erie Lease, as amended, the Company has paid a cash security deposit, which included amounts for the applicable last month’s rent and has been classified as part of the operating lease ROU Assets. As of June 30, 2024 and December 31, 2023, the $0.3 million security deposit for the 40 Erie lease was recorded in prepaid expenses and other current assets on the Company's condensed consolidated balance sheets.

Boston Lease

The Company occupies a newly built facility in Boston, Massachusetts, with office and laboratory space, pursuant to a 120-month operating lease (as amended, the “Boston Lease”), which the Company entered into in September 2021. The Boston Lease includes a free rent period, an escalation clause for increased rent and a renewal provision allowing the Company to extend the Boston Lease for two additional five-year periods at the then market rental rate. The landlord provided the Company with a tenant improvement allowance of up to approximately $19.1 million for costs relating to the design, permitting and construction of improvements owned by the landlord. The Company incurred tenant improvement costs relating to the initial design and construction of the improvements before the commencement date which were accounted for as lease prepayments. The Company’s obligation to pay rent commenced in July 2023, subject to free rent periods of three and nine months with respect to certain premises. The Company was provided early access to the premises to install fixtures and equipment 60 days prior to the anticipated rent commencement date. The Boston Lease expires in 2033. Under the Boston Lease, the Company is obligated to pay to the landlord its proportionate share of certain basic operating costs, including taxes and operating expenses. As a security deposit under the Boston Lease, the Company provided the landlord an irrevocable letter of credit in the amount of approximately $4.6 million, which is collateralized by a restricted cash deposit of $4.7 million, and which may be reduced in the fifth and seventh years of the Boston Lease. As of June 30, 2024 and 2023, none of the irrevocable letter of credit amount had been drawn.

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

The components of lease costs, which were included in the Company's condensed consolidated statements of operations and comprehensive loss, were as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Lease cost
Operating lease cost	$3,206	$4,439	$6,427	$6,603
Short-term lease cost	13	—	31	$—
Total lease cost	$3,219	$4,439	$6,458	$6,603

Supplemental information related to leases was as follows:

	Six Months Ended June 30,
	2024	2023
Cash paid for amounts included in the measurement of lease liabilities (in thousands):
Operating cash flows from operating leases	$6,295	$12,256
New right-of-use assets obtained in exchange for lease obligations (in thousands):
Operating leases	$748	$59,320
Weighted-average remaining lease term (years):
Operating leases	7.9	8.6
Weighted-average discount rate:
Operating leases	10.2%	9.9%

As of June 30, 2024, minimum annual rental payments under the Company’s lease agreements are as follows (in thousands):

Lease Financing Obligation
Year ending December 31,
2024 (remaining six months)	$6,546
2025	11,420
2026	10,376
2027	10,466
2028	10,732
Thereafter	41,615
Total minimum payments	91,155
Less: Amounts representing interest expense	(29,167)
Present value of future minimum lease payments	61,988
Less: Current portion of lease liability	(7,159)
Noncurrent portion of lease liability	$54,829

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

7. Balance Sheet Components

Prepaid Expenses and Other Current Assets

Prepaid expenses and other current assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Prepaid research and development-related expenses	$2,285	$3,904
Collaboration receivable	39	14
Prepaid insurance	453	940
Interest and other receivables	156	217
Facilities-related deposits	324	9
Other	467	778
Total prepaid expenses and other current assets	$3,724	$5,862

Deposits and Other Long-Term Assets

Deposits and other long-term assets consist of the following (in thousands):

	June 30,	December 31,
	2024	2023
Lease security deposits	$609	$924
Total deposits and other long-term assets	$609	$924

8. Debt

In July 2022, the Company entered into a loan and security agreement (as amended, the “Loan Agreement”) with Hercules Capital, Inc. (“Hercules”) and Silicon Valley Bank (“SVB”), which provides the Company a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, the Company drew $20.0 million from the first tranche and drew an additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available upon the Company meeting certain milestones set forth in the Loan Agreement. In the fourth quarter of 2022, one milestone had been achieved, and the Company drew the available $10.0 million on December 15, 2023. As of June 30, 2024, no additional milestones had been met. The term loan is secured by substantially all of the Company’s assets, other than intellectual property. There are no warrants associated with the Loan Agreement.

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

All unpaid principal and accrued and unpaid interest with respect to each term loan is due and payable in full on July 19, 2027. At the Company’s option, the Company may prepay all or any portion of the outstanding borrowings, plus accrued and unpaid interest thereon and fees and expenses, subject to a prepayment premium ranging from zero to 2.5%, during the first three years after closing, depending on the year of such prepayment. Upon repayment of the term loan, the Company is required to make a final payment fee to the lenders equal to 5.75% of the aggregate original principal amount of the loan. Debt issuance costs have been treated as debt discounts on the Company’s condensed consolidated balance sheets and together with the final payment are being amortized to interest expense throughout the life of the term loan using the effective interest rate method.

In March 2023, the Company entered into the First Amendment to Loan and Security Agreement, dated as of March 31, 2023, with SVB, Hercules, Hercules Capital Funding Trust 2002-1 (the “First Amendment” and the Loan Agreement as amended by the First Amendment, the “Amended Loan Agreement”), to amend the minimum liquidity requirements under the Loan Agreement, beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as the Company’s market capitalization is no greater than $400.0 million, the

Company is subject to a minimum liquidity requirement equal to the then outstanding balance under the Amended Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether the Company achieves certain performance milestones. As of June 30, 2024, the Company has not achieved the performance milestones to be subject to the lower 0.45 multiplier.

The Company’s obligations under the Amended Loan Agreement are subject to acceleration upon the occurrence of customary events of default, including payment default, insolvency and the occurrence of certain events having a material adverse effect on the Company, including (but not limited to) material adverse effects upon the business, operations, properties, assets or financial condition of the Company and its subsidiaries, taken as a whole. As of June 30, 2024, the Company is in compliance with all covenants in the Amended Loan Agreement, as amended.

As of June 30, 2024, there were debt discounts, unamortized issuance costs and unaccreted value of the final fee of $1.8 million which were recorded as a direct deduction from the term loan on the condensed consolidated balance sheet. Interest expense related to the Amended Loan Agreement was $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2024, and $1.0 and $1.8 million, respectively, for the three and six months ended June 30, 2023. The effective interest rate on the term loan, including the amortization of the debt discount and issuance costs, and accretion of the final payment, was 13%. The components of the long-term debt balance are as follows (in thousands):

June 30,
2024
Principal loan balance	$40,000
Final fee	2,300
Unamortized debt discount, issuance costs, and unaccreted value of final fee	(1,794)
Long term debt, net	$40,506

As of June 30, 2024, the estimated future principal payments due (excluding the final payment fee) are as follows (in thousands):

2024 (remaining six months)	$—
2025	8,457
2026	18,030
2027	13,513
Total principal payments	$40,000

9. Collaboration and License Agreements and Grant Revenue

2seventy bio, Inc.

In August 2018, the Company entered into a Research Collaboration and License Agreement with bluebird bio, Inc. (“bluebird”). In November 2021, bluebird assigned the Research Collaboration and License Agreement (the “2seventy Agreement”), to its affiliate, 2seventy bio, Inc. (“2seventy”), in connection with an internal restructuring and subsequent spin-out of 2seventy. Under the terms of the 2seventy Agreement, the Company provided to 2seventy tumor-specific targets across several tumor types and, in certain cases, T cell receptors (TCR) directed to those targets. The Company received a non-refundable upfront payment of $20.0 million, and 2seventy also concurrently acquired 768,115 shares of the Company’s Series C convertible preferred stock for $10.0 million at $13.04 per share. Per the 2seventy Agreement, 2seventy was also provided an option to acquire shares of the Company’s common stock at the same price as all other investors in connection with the Company’s initial public offering (“IPO”). In October 2018, 2seventy purchased 666,667 shares of the Company’s common stock at the price to the public of $15.00 per share for a total of $10.0 million. Under the terms of the 2seventy Agreement, the Company is eligible to earn development, regulatory, and sales-based milestones in an amount of up to $1.2 billion, and single-digit royalties on sales of products that utilize the technology subject to the 2seventy Agreement. None of these events had occurred as of June 30, 2024, and no royalties were due from the sale of licensed products.

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

There is no deferred revenue recorded on the condensed consolidated balance sheets in current liabilities as of June 30, 2024 and December 31, 2023 as collaboration revenue was fully recognized for the 2seventy Agreement during the year ended December 31, 2023. During the three and six months ended June 30, 2023, the Company recognized $0.3 million and $0.7 million, respectively, in collaboration revenue under the 2seventy Agreement.

There were no receivables or net contract assets recorded as of June 30, 2024 and December 31, 2023 associated with the 2seventy Agreement.

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

Under the Gilead Collaboration Agreement, the Company received a non-refundable upfront payment of $30.0 million. Under the Gilead Collaboration Agreement and the Gilead Supply Agreement, the Company will receive additional reimbursement payments for expenses incurred in the research and development activities and product supply activities. Under the Gilead Stock Purchase Agreement, the common shares were sold at a price of $25.65 per share for a total of $30.0 million. The Company’s common stock at fair value on closing was $18.10 per share. If Gilead decides to move forward with development beyond the initial Phase 1 clinical trial (the “Option”), the Company will receive a $40.0 million non-refundable option fee and will be eligible to receive up to an aggregate of $685.0 million if certain clinical, regulatory and commercial milestones are achieved, as well as tiered royalties ranging from the mid-single digits to low double-digits on net sales of a therapeutic product utilizing its technology. None of these events had occurred as of June 30, 2024 and no royalties were due from the sale of licensed products.

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

The transaction price at the inception of the Gilead Collaboration Agreement consisted of the upfront payment of $30.0 million and the $30.0 million received for the sale of the Company’s common stock. The sale of the common stock was not considered to be a performance obligation, as it was a separate financing component of the transaction. Accordingly, $21.2 million of the transaction price was allocated to the issuance of 1,169,591 shares of the Company’s common stock at fair value on closing of $18.10 per share and recorded in stockholders’ equity. The remaining $8.8 million of the common stock purchase price in excess of the fair value of the shares received is added to the transaction price for the Gilead Collaboration Agreement. In addition, the initial transaction price includes estimated variable consideration for budgeted reimbursement of research and development costs and product supply. The variable consideration related to reimbursable costs and product supply has been constrained as of June 30, 2024 based on the current research and development plan forecast. The Company will re-evaluate the transaction price in each reporting period and as uncertain events are resolved or other changes in circumstances occur.

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

For the three and six months ended June 30, 2024, the Company did not record any license revenue and recorded a de minimis amount in collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services for the Gilead Collaboration Agreement. For the three and six months ended June 30, 2023, the Company did not record any license revenue and recorded $0.1 million and $0.2 million, respectively, as collaboration revenue as a result of satisfying its performance obligations by transferring the promised goods and services estimated by the costs incurred for the Gilead Collaboration Agreement. There was no contract asset recorded on the condensed consolidated balance sheets as of June 30, 2024 or December 31, 2023. There was a de minimis amount recorded as deferred revenue as of June 30, 2024 and December 31, 2023 associated with the Gilead Collaboration Agreement.

Changes in the deferred revenue balance during the six months ended June 30, 2024 for the Gilead Collaboration Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2023	$51
Additions	—
Deductions	(33)
Balance at June 30, 2024	$18

There was de minimis of receivables recorded on the condensed consolidated balance sheets as a current asset in the prepaid expenses and other current assets balance as of June 30, 2024 and December 31, 2023, associated with the Gilead Collaboration Agreement.

Arbutus Biopharma Corporation

In October 2017, the Company entered into an Exclusive License Agreement with Arbutus and its wholly-owned subsidiary, Protiva Biotherapeutics Inc. Certain terms of the agreement were modified by amendment in July 2018. Under the license agreement, the Company has an exclusive license to utilize certain Arbutus intellectual property, including patents and know-how relating to immunotherapy. During the three and six months ended June 30, 2024 and 2023, the Company had no research and development expense under the agreement. The Company is obligated to pay Arbutus certain milestone payments up to $123.5 million on achievement of specified events, and royalties on sales of its licensed products. Following the acceptance of our investigational new drug application for GRANITE by the FDA, the Company made a $2.5 million development milestone payment to Arbutus in September 2018 that was recorded as research and development expense. In August 2019, a milestone was met following the initial patient treatment of SLATE in the Company’s GO-005 clinical trial. In 2019, the Company recorded $3.0 million as research and development expense in connection with the milestone. None of the other events had occurred as of June 30, 2024, and no royalties were due from the sale of licensed products.

Non-Profit Hospital Cancer Center

In January 2016, the Company entered into an Exclusive License Agreement with a non-profit hospital cancer center. Under the license agreement, the Company has an exclusive license to utilize certain patents and know-how relating to immunotherapy for an insignificant upfront payment, cash milestone payments on achievement of specified events, and a low single digit royalty on sales of licensed products. The achievement of the milestones and payment of royalties is dependent upon obtaining regulatory approval. Upon achievement of a milestone related to the Company’s Phase 1 clinical trial for GRANITE, GO-004, in December 2018 the Company recorded an insignificant amount to research and development expense for amounts owed to the Hospital Cancer Center, which was paid to the hospital in February 2019. None of the other milestone events had occurred as of June 30, 2024 and no royalties were due from the sales of licensed products.

Genevant Sciences GmbH

In October 2020, the Company entered into an Option and License and Development Agreement (as amended, the “2020 Genevant License Agreement”) with Genevant Sciences GmbH (“Genevant”), pursuant to which Genevant granted the Company exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single therapeutic indication, and the Company agreed to pay Genevant an initial payment of $2.0 million, up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expense for the year ended December 31, 2020. Genevant is a spin-off of Arbutus, and the 2020 Genevant License Agreement expands Gritstone’s intellectual property rights to such LNP technology originally obtained pursuant to the Company’s license agreement with Arbutus. Prior to the 2020 Genevant License Agreement, the Company licensed Arbutus’ LNP technology for indications in the oncology space. The remainder of Arbutus’ IP portfolio was transferred to Genevant in the spin-off. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022. None of the other milestone events under the 2020 Genevant License Agreement had occurred as of June 30, 2024.

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

In January 2021, the Company entered into a Non-Exclusive License and Development Agreement (the “2021 Genevant License Agreement”) with Genevant. Pursuant to the 2021 Genevant License Agreement, the Company obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize self-amplifying RNA (“samRNA”) vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, the Company made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from the Company up to an aggregate of $191.0 million in contingent milestone payments per product, plus certain tiered royalties, upon achievement of development and commercial milestones. In certain scenarios, in lieu of milestones and royalties, Genevant will be entitled to a percentage of amounts that the Company receives from sublicenses under the 2021 Genevant License Agreement, subject to certain conditions. In March 2021, a milestone in the amount of

$1.0 million was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported Infectious Diseases Clinical Research Consortium (“IDCRC”). Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. None of the other milestone events under the 2021 Genevant License Agreement had occurred as of June 30, 2024.

In August 2023, the Company entered into an Option and Non-Exclusive License and Development Agreement (the “2023 Genevant License Agreement”) with Genevant. Pursuant to the 2023 Genevant License Agreement, the Company obtained a multi-year option for a non-exclusive license under Genevant’s LNP technology on a pathogen-by-pathogen basis to develop and commercialize samRNA vaccines against infectious disease. Under the 2023 Genevant License Agreement, (i) the Company made a $2.5 million upfront payment to Genevant, recorded as research and development expense for the year ended December 31, 2023, and (ii) Genevant is eligible to receive from the Company option maintenance and exercise fees in the single digit millions and up to an aggregate of $136.0 million in contingent milestone payments per product, subject to increase for multi-pathogen products and in other specified circumstances, and royalties ranging from the mid to high single digits on future product sales. If Gritstone outlicenses an applicable infectious disease program, in lieu of certain of these payments, Genevant may be entitled to a percentage of amounts that Gritstone receives from its sublicensee. None of the milestone events under the 2023 Genevant License Agreement had occurred as of June 30, 2024.

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

CEPI advances grant funds upon request by the Company consistent with the agreed upon amounts and schedules as provided in the CEPI Funding Agreement. The first tranche of funding of $11.3 million was received in September 2021, the second tranche of funding of $2.7 million was received in April 2022, the third tranche of funding of $1.2 million was received in June 2023, the fourth tranche of funding of $2.4 million was received in December 2023, and the fifth tranche of funding of $0.3 million was received in April 2024.

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the CEPI Funding Agreement are restricted as to their use until expenditures contemplated in the agreement are incurred. During the three and six months ended June 30, 2024, the Company recognized grant revenue of $0.9 million and $1.9 million, respectively, and $1.1 million and $2.6 million, respectively, during the three and six months ended June 30, 2023 under the CEPI Funding Agreement. As of June 30, 2024 and December 31, 2023, short-term restricted cash and short-term deferred revenue of $0.7 million and $2.3 million, respectively, were recorded on the condensed consolidated balance sheets. Deferred revenue will be recognized over the period in which the CEPI Funding Agreement activities related to the tranches of funding are expected to take place, which is currently estimated to be through the first quarter of 2025.

Changes in the deferred revenue balance during the six months ended June 30, 2024 for the CEPI Funding Agreement are as follows (in thousands):

Deferred Revenue
Balance at December 31, 2023	$2,291
Additions	295
Deductions	(1,921)
Balance at June 30, 2024	$665

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

Payments received in advance that are related to future performance are deferred and recognized as grant revenue when the research and development activities are performed. Cash payments received under the Gates Grant Agreement are restricted as to their use until expenditures contemplated in the funding agreement are incurred. During the three and six months ended June 30, 2024, the Company recognized $0 and $0.4 million, respectively, and $0.5 million and $0.9 million, respectively, during the three and six months ended June 30, 2023 in revenue under the Gates Grant Agreement. As of June 30, 2024 and December 31, 2023, short-term restricted cash and short-term deferred revenue of an insignificant amount were recorded on the condensed consolidated balance sheets. The grant revenue was fully recognized for the Gates Grant Agreement as of March 31, 2024.

Biomedical Advanced Research and Development Authority

In September 2023, the Company entered into a contract (the “BARDA Contract”) with the Biomedical Advanced Research and Development Authority ("BARDA"), part of the Administration for Strategic Preparedness and Response in the U.S. Department of Health and Human Services. Under the BARDA Contract, the Company may be eligible to receive funding of up to an estimated $433.0 million to conduct a 10,000-participant randomized Phase 2b comparative clinical trial evaluating the Company’s next-generation samRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19. The BARDA Contract could result in payments to the Company of up to approximately $433.0 million. The BARDA Contract consists of a base period (currently ending on or before March 31, 2025, though this period may be extended) and a total contract period-of-performance (base period plus two stages gated at BARDA’s discretion) of up to approximately four years. The base period for the BARDA Contract includes government funding of up to approximately $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Following successful completion of the base period, the BARDA Contract provides for up to approximately $423.0 million of additional BARDA funding for two stages gated at BARDA’s discretion in support of the clinical trial execution and additional analyses for the clinical trial. BARDA instructed the Company to apply for funding for these two stages under a new award administered by the Rapid Response Partnership Vehicle ("RRPV Consortium"), which would be awarded at BARDA's discretion with BARDA funds. As of June 30, 2024, BARDA and Gritstone have amended the base period to extend to March 31, 2025. Also, as of June 30, 2024, BARDA had not made the decision to proceed with either of the two stages nor has the Company been awarded a new award by or entered into a new agreement with the RRPV

Consortium, terms and financials of which may be different from the original BARDA Contract. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience, and similar terms and conditions are expected under a potential agreement with the RRPV Consortium.

The Company recognized $0 and $0.4 million, respectively, of grant revenue under the BARDA Contract for the three and six months ended June 30, 2024, and the $0.4 million was received under the BARDA Contract in March 2024.

10. Stockholders’ Equity

The Company’s amended and restated certificate of incorporation, as amended provides for 300,000,000 shares of common stock and 10,000,000 shares of preferred stock authorized for issuance, each with a par value of $0.0001 per share.

As of June 30, 2024 and December 31, 2023, no shares of preferred stock were issued and outstanding.

As of June 30, 2024 and December 31, 2023, there were 117,787,732 and 97,585,415 shares of common stock issued and outstanding, respectively. Holders of the Company’s common stock are entitled to one vote per share.

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

In connection with the 2022 ATM Offering Program, in March 2022, the Company also entered into a sales agreement (the “2022 Sales Agreement”) with Cowen and Company, LLC ("Cowen"), pursuant to which Cowen will act as the Company’s sales agent and, from time to time, offer and sell shares of the Company’s common stock having an aggregate offering price of up to $100.0 million. Cowen is entitled to compensation for its services equal to up to 3.0% of the gross proceeds of any shares of common stock sold under the 2022 Sales Agreement. In addition, the Company agreed to reimburse a portion of Cowen’s expenses in connection with the 2022 ATM Offering Program up to $50,000. As of December 31, 2023, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $27.5 million, net of commissions and offering costs, pursuant to the issuance of 10,230,628 shares of its common stock. As of June 30, 2024, the Company has received aggregate proceeds from its 2022 ATM Offering Program of $33.1 million, net of commissions and offering costs, pursuant to the issuance of 17,182,864 shares of its common stock.

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

In April 2024 the Company completed an underwritten public offering transaction in which it issued and sold 8,333,333 shares of common stock and accompanying common warrants to purchase up to 8,333,333 shares of common stock at a per share exercise price of $1.65, at a combined purchase price of $1.50 per share and accompanying common warrant, and to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 13,334,222 shares of common stock at a per share exercise price of $0.0001 and accompanying common warrants to purchase up to 13,334,222 shares of common stock at a combined purchase price of $1.4999 per pre-funded warrant and accompanying common warrant. The Company received gross proceeds from the offering in the amount of $32.5 million, before deducting underwriting discounts and commissions and estimated expenses. The Company concluded that the common warrants do not meet the equity contract scope exception. The liability associated with the common warrants is recorded as warrant liability in the condensed consolidated balance sheet as of June 30, 2024. As a result, the Company allocated $7.6 million of the gross proceeds from the offering to the fair value of the common warrants, which was recorded as a warrant liability, and the remaining $24.9 million was allocated to the common shares and pre-funded warrants and recorded as permanent equity.

The valuation of the common warrants is adjusted to fair value (Level 3) at each subsequent balance sheet date until the common warrants are settled or expired. To this date, due primarily to fluctuations in the Company's common stock price between the issuance date and June 30, 2024, the warrant liability was revalued to $2.8 million as of June 30, 2024. The change in fair value of $4.8 million has been recorded as other income.

The Company calculated the fair value of the Common Warrants using the Black-Scholes option pricing model with the following inputs:

	Common Warrants
	April 4, 2024 (issuance)	June 30, 2024
Common stock price	$1.03	$0.62
Expected dividend yield	—%	—%
Expected term (years)	1.00	0.76
Risk-free interest rate	5.0%	5.1%
Expected volatility	120.5%	135.6%

Common Stock Warrants

As of June 30, 2024, the following warrants and pre-funded warrants to purchase shares of the Company’s common stock were issued and outstanding:

Warrant Type	Issue Date	Expiration Date	Exercise Price	Number of Warrants Outstanding
Pre-funded warrants	December 28, 2020	None	$0.01	3,204,934
Pre-funded warrants	October 24, 2022	None	$0.0001	13,274,923
Pre-funded warrants	April 4, 2024	None	$0.0001	13,334,222
Common warrants	April 4, 2024	April 4, 2025	$1.65	21,667,555
				51,481,634

There were 4,009,399 pre-funded warrants exercised during the three and six months ended June 30, 2024. There were 2,859,971 pre-funded warrants exercised during the three and six months ended June 30, 2023 resulting in the Company issuing 2,849,405 shares of common stock due to net exercise of some of the pre-funded warrants.

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

Stock Option Activity

A summary of the 2018 Plan and 2021 Plan activity is as follows:

		Options Outstanding
	Number of Shares Available for Issuance	Number of Shares	Weighted- Average Exercise Price	Weighted- Average Remaining Contractual Term (in years)	Aggregate Intrinsic Value (in thousands)
Balance at December 31, 2023	6,186,925	7,273,461	$7.50	7.26	$264
Authorized	3,903,416	—
Granted	(8,947,004)	7,015,522	$1.74
Exercised	—	(30,797)	$1.99
Cancelled	2,403,755	(1,512,706)	$3.84
Balance at June 30, 2024	3,547,092	12,745,480	$4.78	8.16	$14
Vested and exercisable at June 30, 2024		5,838,765	$7.55	6.76	$14
Vested and expected to vest at June 30, 2024		12,139,168	$4.90	8.10	$14

For the six months ended June 30, 2024, the total intrinsic value of stock option awards exercised was de minimis, determined at the date of option exercise, and the total cash received upon exercise of stock options was not significant for the period. The aggregate intrinsic value was calculated as the difference between the exercise prices of the underlying stock option awards and the estimated fair value of the common stock on the date of exercise.

As of June 30, 2024, $10.2 million of total unrecognized compensation cost related to non-vested employee and consultant options is expected to be recognized over a weighted-average period of 1.40 years. The total fair value of shares vested during the six months ended June 30, 2024 was $4.8 million.

Stock-based compensation expense and awards granted to non-employees were $0.4 million and $0.3 million, respectively, for the six months ended June 30, 2024 and 2023.

Restricted Stock Units

The Company has granted restricted stock unit awards under the 2018 Equity Plan. The restricted stock unit awards have a term of up to 10 years and generally vest over a 6 month, 1 or 2-year period. The following table summarizes the Company's restricted stock unit activity during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Outstanding, unvested at December 31, 2023	3,088,970	$3.29
Issued	814,462	$2.15
Vested	(826,642)	$3.28
Canceled/Forfeited	(461,245)	$3.01
Outstanding, unvested at June 30, 2024	2,615,545	$2.99

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

As of June 30, 2024, 167,555 shares were vested, and therefore the Company recorded $0.1 million stock-based compensation expense related to the PSUs for the three and six months ended June 30, 2024.

The following table summarizes the performance-based restricted stock activity under the 2018 Equity Plan during the six months ended June 30, 2024:

	Number of Shares	Weighted- Average Grant Date Fair Value
Unvested performance-based restricted stock at December 31, 2023	—	$—
Granted	1,117,020	$0.75
Vested	(167,555)	$0.75
Canceled/Forfeited	(111,698)	$0.75
Unvested performance-based restricted stock at June 30, 2024	837,767	$0.75

Stock-Based Compensation Expense

Total stock-based compensation for all awards granted to employees, directors and non-employees and purchase rights under the Company's 2018 and 2021 Equity Plans and the 2018 Employee Stock Purchase Plan (“ESPP”), before taxes, is as follows (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Research and development expenses	$1,609	$1,631	$3,269	$3,244
General and administrative expenses	1,858	1,309	3,444	2,587
Total	$3,467	$2,940	$6,713	$5,831

12. Net Loss Per Common Share

Basic net loss per share is calculated by dividing the net loss by the weighted-average number of shares of common stock outstanding during the period, without consideration for common stock equivalents.

The following table sets forth the computation of the basic and diluted net loss per share (in thousands, except for share and per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
Numerator:
Net loss	$(23,396)	$(35,256)	$(63,781)	$(69,238)
Denominator:
Weighted-average common shares outstanding, basic and diluted	143,296,662	114,929,523	130,843,943	114,676,261
Net loss per share, basic and diluted	$(0.16)	$(0.31)	$(0.49)	$(0.60)

In December 2020, the Company issued and sold Warrants to purchase 27,480,719 shares of common stock at a nominal exercise price of $0.01 per share, in October 2022, the Company issued and sold Warrants to purchase 13,274,923 shares of common stock at a nominal exercise price of $0.0001 per share, and in April 2024, the Company issued and sold Warrants to purchase 13,334,222 shares of common stock at a nominal exercise price of $0.0001 per share (see Note 10). The shares of common stock into which the 2020, 2022 and 2024 Warrants may be exercised are considered outstanding for the purposes of computing earnings per share, because the shares may be issued for little or no consideration, they are fully vested and the Warrants are immediately exercisable upon their issuance date.

During a period of net loss, basic net loss per share is the same as diluted net loss per share, as the inclusion of all potential common shares outstanding would have been anti-dilutive. Potentially dilutive securities that were not included in the diluted per share calculations because they would be anti-dilutive were as follows:

	June 30,
	2024	2023
Options issued and outstanding and ESPP shares issuable and outstanding	12,908,539	7,596,222
Restricted stock subject to future vesting	2,615,545	3,457,041
Performance-based restricted stock subject to future vesting	837,767	—
Warrants to purchase common stock	21,667,555	—
Total	38,029,406	11,053,263

13. Severance and Other Costs

On February 29, 2024, the Company announced a reduction in its workforce by approximately 40 percent, which was intended to reduce costs and preserve capital. In connection with the workforce reduction, the Company recognized severance and other charges of $3.9 million for the three months ended March 31, 2024, consisting of costs associated with employee severance and asset impairments. The severance and other charges were recorded to the respective research and development and general and administrative operating expense categories on the condensed consolidated statement of operations and comprehensive loss. As of June 30, 2024, the Company had no unpaid severance liabilities under accrued compensation on the condensed consolidated balance sheet.

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

The table below summarizes key information about our active and recently completed clinical trials.

Program	Phase	Status	Indication(s)	Collaborator	Commercial Rights
GRANITE	2/3	Enrollment Completed (Ph2 portion); Treatment Ongoing	MSS-CRC* first line maintenance	—	Gritstone
GRANITE	1/2	Completed	Early stage & advanced solid tumors	—	Gritstone
SLATE	1/2	Completed	KRAS advanced solid tumors	—	Gritstone
SLATE	1	IND Cleared	Mutant KRAS solid tumors	NCI	Gritstone**
CORAL	1	Active, not recruiting	SARS-CoV-2 in South Africa	CEPI	Gritstone
CORAL	1	Completed	SARS-CoV-2 booster	—	Gritstone
CORAL	1	Completed	SARS-CoV-2 naïve & booster	NIAID, IDCRC	Gritstone
HIV	1	Ongoing	HIV treatment/cure	Gilead Sciences	Gilead***

* MSS-CRC = microsatellite stable colorectal cancer

** National Cancer Institute (NCI) is responsible for conducting a Phase 1 clinical

*** Gilead is responsible for conducting a Phase 1 clinical trial

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

As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $55.7 million. On April 4, 2024, the Company completed an underwritten public offering transaction. We received gross proceeds from the offering in the amount of $32.5 million, before deducting underwriting discounts and commissions and estimated expenses. We expect our existing cash, cash equivalents and marketable securities and the cash proceeds from the April 2024 financing will enable us to fund our operating expenses and capital expenditure requirements into the fourth quarter of 2024. If we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default of the minimum liquidity requirement thereunder in the fourth quarter of 2024. Upon such a default, our existing cash, cash equivalents and marketable securities will only be sufficient to fund our operations into the fourth quarter of 2024.

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

Oncology Program Updates

We are developing a portfolio of vaccine-based cancer immunotherapy product candidates using a heterologous prime (ChAd)/boost (samRNA) approach aimed at targeting tumor-specific neoantigens ("TSNA") in solid tumors. Our two clinical-stage programs (GRANITE, which is “individualized” and SLATE, which is “off-the-shelf”) aim to induce a substantial neoantigen-specific CD8+ T cell response using neoantigen-directed immunotherapies. GRANITE patients receive a product candidate made specifically for them, based upon their tumor DNA/RNA sequence. In contrast, SLATE patients receive an off-the-shelf product candidate made for a subset of patients based on common driver mutations.

GRANITE – Individualized Vaccine Program for Solid Tumors

Our first oncology program, GRANITE, consists of individualized neoantigen-based immunotherapy candidates for solid tumors. GRANITE was granted Fast Track designation by the FDA for the treatment of microsatellite stable colorectal cancer (MSS-CRC) in 2018.

In late 2021, we initiated a randomized, controlled Phase 2/3 clinical trial in newly diagnosed metastatic MSS-CRC patients that has registrational intent (NCT05141721). The Phase 2 clinical trial is evaluating GRANITE as a maintenance treatment in patients with frontline MSS-CRC who have completed FOLFOX (or FOLFOXIRI)-bevacizumab induction therapy. The first patient was enrolled in January 2022, and the last patient in Phase 2 was randomized in August 2023.

On April 1, 2024, we announced preliminary progression free survival (PFS), circulating ctDNA and safety and tolerability data from the ongoing randomized Phase 2 clinical trial. Of the 104 patients randomized, 67 (39 GRANITE arm, 28 control arm) were included in the preliminary dataset. The remaining thirty-seven patients either left the trial prior to randomized treatment primarily due to early progressive disease or withdrawal of consent (36) or have yet to commence trial treatment (1).

We expect to report mature PFS data and additional long-term ctDNA data from the ongoing Phase 2 trial in the third quarter of 2024 and overall survival data in mid-2025.

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

In March 2024, Nature Medicine published interim results from our Phase 1 clinical trial of SLATE in which we discovered a novel immunodominance hierarchy of tumor neoantigens. This hierarchy was then leveraged to develop SLATE-KRAS, a KRAS-directed candidate that demonstrated superior immunogenicity to the initial version of SLATE in a subsequent Phase 2 trial and is currently being evaluated in a novel cell therapy-vaccine combination trial run by Steven A. Rosenberg of the National Cancer Institute (NCT06253520).

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

CORAL – Next-Generation COVID-19 Vaccine Program

To date, the CORAL program has comprised three Phase 1 clinical trials evaluating multiple samRNA candidates across various patient populations and settings: CORAL-BOOST (healthy volunteers following primary series of currently approved COVID-19 vaccines); CORAL-CEPI (vaccine-naïve healthy and HIV+ subjects in South Africa); and CORAL-NIH (run by the NIAID in previously vaccinated healthy volunteers). Results to date have demonstrated induction and persistence of high neutralizing antibody levels through at least 12 months as well as broad T cell responses. The CORAL program has been supported by Biomedical Advanced Research and Development Authority (BARDA), NIAID, the Coalition for Epidemic Preparedness Innovations (CEPI) and the Bill & Melinda Gates Foundation.

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

The BARDA Contract, as amended, consists of a base period (currently ending on or before March 31, 2025) and a total contract period-of-performance (base period plus two stages gated at BARDA’s discretion) of up to approximately four years. The base period for the BARDA Contract includes government funding of up to $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug application. Following successful completion of the base period, the BARDA Contract provides for up to approximately $423.0 million of additional BARDA funding for the final two stages gated at BARDA’s discretion in support of the clinical trial execution and additional analyses for the clinical trial. In late 2023, BARDA informed us that any potential funding beyond the base period of the BARDA Contract is expected to be administered under a new award made by the Rapid Response Partnership Vehicle (“RRPV Consortium”). In early 2024, we applied to the RRPV Consortium for funding of our Phase 2b CORAL Study extending beyond the base period of the BARDA Contract. There is no certainty that the RRPV Consortium, which selects awardees at BARDA's discretion, will accept our application and on what terms. As of June 30, 2024, BARDA and Gritstone have amended the base period under the BARDA Contract to extent to March 31, 2025. Also, as of June 30, 2024, BARDA had not made the decision to proceed with either of the two stages, nor have we been awarded a new award by or entered into a new agreement with the RRPV Consortium, the terms and financials of any such new agreement may be different from the terms and financials of the BARDA Contract. The BARDA Contract contains terms and conditions that are customary for contracts with BARDA of this nature, including provisions giving the government the right to terminate the contract at any time for its convenience, and similar terms and conditions are expected under a potential agreement with the RRPV Consortium.

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

Components of Our Operating Results

Collaboration, License and Grant Revenue

To date, we have not generated any revenue from product sales, and we do not expect to generate any revenue from product sales for the foreseeable future. For the three and six months ended June 30, 2024, we recognized $0.9 million and $2.7 million, respectively, of revenue from the Gilead Collaboration Agreement, the CEPI Funding Agreement, the BARDA Contract and the Gates Grant Agreement. For the three and six months ended June 30, 2023, we recognized $2.0 million and $4.4 million, respectively, of revenue from the 2seventy Agreement, the Gilead Collaboration Agreement and the grant agreements with CEPI and the Gates Foundation. See Note 9 to our condensed consolidated financial statements for additional information.

In the future, we expect to continue to recognize revenue from the Gilead Collaboration Agreement and the CEPI Funding Agreement and may generate revenue from product sales or other collaboration agreements, strategic alliances and licensing arrangements. We expect our revenue to fluctuate on a quarterly and annual basis due to the timing and amount of license fees, reimbursement of costs incurred, milestone and other payments, as well as product sales, to the extent that any are successfully commercialized. If we fail to complete the development of our product candidates in a timely manner or obtain regulatory approval for them, our ability to generate future revenue, and our results of operations and financial position, would be materially adversely affected.

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

Pursuant to the Arbutus License Agreement, Arbutus granted us a worldwide, exclusive license to certain technology of Arbutus, including Arbutus’ portfolio of proprietary and clinically-validated LNP products and associated intellectual property, as well as technology transfer of Arbutus’ manufacturing know-how. During the three and six months ended June 30, 2024 and 2023, we had no research and development expense under the Arbutus Agreement.

Pursuant to the 2020 Genevant License Agreement, as amended, Genevant granted us exclusive license rights under certain intellectual property related to Genevant’s LNP technology for a single indication, and we agreed to pay Genevant an initial payment of $2.0 million, and up to an aggregate of $71.0 million in specified development, regulatory, and commercial milestones, and low to mid-single digit royalties on net sales of licensed products. The upfront payment of $2.0 million was included in research and development expenses during 2020. In March 2022, a milestone in the amount of $1.0 million was met, which was included in research and development expense for the year ended December 31, 2022. No research and development expense was recorded under the 2020 Genevant License Agreement for the three and six months ended June 30, 2024 and 2023.

Pursuant to the 2021 Genevant License Agreement, we obtained a nonexclusive license to Genevant’s LNP technology to develop and commercialize samRNA vaccines against SARS-CoV-2, the virus that causes COVID-19. Under the 2021 Genevant License Agreement, we made a $1.5 million upfront payment to Genevant, and Genevant is eligible to receive from us up to $191.0 million in contingent milestone payments per product, plus certain royalties on future product sales or licensing (or, in certain scenarios and subject to certain conditions, in lieu of these milestones and royalties Genevant would receive a percentage of amounts we receive from sublicenses). In March 2021, a milestone was met following the initial patient treatment in the Phase 1 clinical trial conducted through the NIAID-supported IDCRC. Both the $1.5 million upfront and $1.0 million milestone payments were recorded as research and development expense for the year ended December 31, 2021. No research and development expense was recorded under the 2021 Genevant License Agreement for the three and six months ended June 30, 2024 and 2023.

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

The following table summarizes our research and development expenses by program and category (in thousands):

	Three Months Ended June 30,		Six Months Ended June 30,
	2024	2023	2024	2023
GRANITE program external expenses	$1,914	$5,108	$4,861	$10,517
SLATE program external expenses	70	727	242	1,343
CORAL program external expenses	1,894	1,347	5,919	3,480
Other program external research and development expenses	3,393	6,267	8,008	12,019
Personnel-related expenses (1)	8,305	11,161	19,807	23,012
Severance and other costs	—	—	3,678	—
Other unallocated research and development expenses	5,235	6,357	11,337	11,110
Total research and development expenses	$20,811	$30,967	$53,852	$61,481

(1)
Personnel-related expenses include stock-based compensation expense of $1.6 million and $3.3 million, respectively, for the three and six months ended June 30, 2024, and $1.6 million and $3.2 million, respectively, for the three and six months ended June 30, 2023.

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

Other Income (Expense)

Other income (expense) consists primarily of revaluation of the common warrants issued in connection with the April 2024 underwritten public offering (see Note 10) that are classified as liabilities and are recorded at fair value. The common warrants are re-measured at each balance sheet date.

Results of Operations

Comparison of the Three and Six Months Ended June 30, 2024 and 2023

The following table sets forth the significant components of our results of operations (in thousands):

	Three Months Ended June 30,
	2024	2023	Change
Revenues:
Collaboration and license revenues	$57	$400	$(343)
Grant revenues	864	1,555	(691)
Total revenues	921	1,955	(1,034)
Operating expenses:
Research and development	20,811	30,967	(10,156)
General and administrative	7,698	6,716	982
Total operating expenses	28,509	37,683	(9,174)
Loss from operations	(27,588)	(35,728)	8,140
Interest income	691	1,479	(788)
Interest expense	(1,304)	(985)	(319)
Other income (expense)	4,805	(22)	4,827
Net loss	$(23,396)	$(35,256)	$11,860

	Six Months Ended June 30,
	2024	2023	Change
Revenue:
Collaboration and license revenues	$106	$941	$(835)
Grant revenues	2,557	3,456	(899)
Total revenue	2,663	4,397	(1,734)
Operating expenses:
Research and development	53,852	61,481	(7,629)
General and administrative	16,200	13,461	2,739
Total operating expenses	70,052	74,942	(4,890)
Loss from operations	(67,389)	(70,545)	3,156
Interest income	1,403	3,157	(1,754)
Interest expense	(2,600)	(1,828)	(772)
Other income (expense)	4,805	(22)	4,827
Net loss	$(63,781)	$(69,238)	$5,457

Collaboration and License, Contract and Grant Revenues

Collaboration and license revenues from our collaboration arrangements and grant revenues were $0.9 million and $2.7 million for the three and six months ended June 30, 2024, respectively. During the three months ended June 30, 2024, we recorded $0.9 million in grant revenue from the CEPI Funding Agreement and a de minimis amount in collaboration revenue related to the Gilead Collaboration Agreement. During the six months ended June 30, 2024, we recorded $1.9 million in grant revenue from the CEPI Funding Agreement, $0.4 million in grant revenue from BARDA Contract, $0.4 million in grant revenue from the Gates Foundation, and a de minimis amount in collaboration revenue related to the Gilead Collaboration Agreement.

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

Research and Development Expenses

Research and development expenses were $20.8 million and $53.9 million for the three and six months ended June 30, 2024, respectively, and $31.0 million and $61.5 million for the three and six months ended June 30, 2023, respectively.

The decrease of $10.2 million for the three months ended June 30, 2024 compared to the three months ended June 30, 2023 was primarily due to decreases of $3.2 million in personnel-related expenses, $3.2 million in laboratory supplies, $2.6 million in outside services, consisting primarily of clinical trial and other chemistry, manufacturing and controls (CMC) related expenses and $1.2 million in facilities related costs.

The decrease of $7.6 million for the six months ended June 30, 2024 compared to the six months ended June 30, 2023 was primarily due to decreases of $5.0 million in laboratory supplies, $3.6 million in personnel-related expenses, $2.9 million in outside services, consisting primarily of clinical trial and other CMC related expenses, partially offset by increases of $0.2 million in facilities related costs and a one-time severance and other charge of $3.7 million.

General and Administrative Expenses

General and administrative expenses were $7.7 million for the three months ended June 30, 2024 compared to $6.7 million for the three months ended June 30, 2023. The increase of $1.0 million was primarily attributable to increases of $0.9 million in personnel-related expenses, including a $0.5 million increase of non-cash stock-based compensation, and $0.1 million in facilities related costs.

General and administrative expenses were $16.2 million for the six months ended June 30, 2024 compared to $13.5 million for the six months ended June 30, 2023. The increase of $2.7 million was primarily attributable to increases of $1.6 million in personnel-related expenses, of which $0.8 million related to non-cash stock-based compensation expense, $0.6 million in facilities related costs, $0.3 million in outside services and $0.2 million attributable to a one-time severance charge.

Interest Income

Interest income was $0.7 million and $1.4 million, respectively, for the three and six months ended June 30, 2024, and $1.5 million and $3.2 million, respectively, for the three and six months ended June 30, 2023. The income for both periods represents interest and investment income from cash, cash equivalents and marketable securities. The decrease is primarily due to lower cash, cash equivalent and investment balances in 2024 than in 2023.

Interest Expense

Interest expense was $1.3 million and $2.6 million, respectively, for the three and six months ended June 30, 2024, and $1.0 million and $1.8 million, respectively, for the three and six months ended June 30, 2023. Interest expense is primarily comprised of the contractual coupon interest expense, the amortization of the debt discount and issuance costs and the accretion of the final payment fee associated with the Loan Agreement. The increase in interest expense is due to a higher principal balance of $40.0 million outstanding under the Loan Agreement as of June 30, 2024 as compared to $30.0 million outstanding thereunder as of June 30, 2023.

Other Income (Expense)

Other income (expense) was $4.8 million for the three and six months ended June 30, 2024 and de minimus for the three and six months ended June 30, 2023. The increase of $4.8 million was primarily due to the revaluation of the Common Warrants between their issuance on April 4, 2024 and June 30, 2024.

Liquidity and Capital Resources

Sources of Liquidity

Since our inception, we have funded our operations primarily through private placements of our convertible preferred stock, common stocks and warrants, public offerings of our common stock, common warrants and pre-funded warrants, the sale of common stock under an “at the market offering”, proceeds from the Loan Agreement, proceeds received from our collaboration arrangements, and non-dilutive grants from various nonprofit and governmental organizations. As of June 30, 2024, we had cash, cash equivalents, and marketable securities of $55.7 million and an accumulated deficit of $723.3 million, compared to cash, cash equivalents, and marketable securities of $79.3 million and an accumulated deficit of $659.6 million as of December 31, 2023. We expect that our cash, cash equivalents, and marketable securities as of June 30, 2024 will not enable us to fund our current and planned operating expenses and capital expenditures for at least the next 12 months from the date of the filing of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of this Quarterly Report on Form 10-Q. As a result, the Company believes that its existing cash, cash equivalents and investments, before considering any potential default under its Loan Agreement, will only be sufficient to fund its planned operating and capital needs into the fourth quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the adverse impact any event of default under our Loan Agreement. In particular, if we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default under the minimum liquidity requirement included in the Loan Agreement in the fourth quarter of 2024. Upon such a default, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the fourth quarter of 2024. The accompanying condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

In March 2022, we (i) filed a shelf registration statement on Form S-3 (the 2022 Shelf Registration Statement) with the SEC, covering the offering of up to $250.0 million of our common stock, preferred stock, debt securities, warrants and units and (ii) entered into a Sales Agreement with Cowen and Company, LLC (Cowen) for an "at-the-market" offering of up to $100.0 million in shares of our common stock (2022 ATM Offering Program). Through June 30, 2024, we have received aggregate proceeds from our 2022 ATM Offering Program of $33.1 million, net of commissions and offering costs, pursuant to the issuance of 17,182,864 shares. As of June 30, 2024, we have $65.8 million available under the 2022 ATM Offering Program.

In July 2022, we entered into a loan and security agreement (the Loan Agreement) with Hercules Capital, Inc. (Hercules) and Silicon Valley Bank (SVB) which provides us with a 60-month term loan facility for up to $80.0 million in borrowing capacity across five potential tranches. At the closing of the Loan Agreement, we drew $20.0 million from the first tranche, and we drew an additional $10.0 million in March 2023. The remaining tranches provide up to $50.0 million borrowing capacity and become available if and when we meet certain milestones set forth in the

Loan Agreement. In the fourth quarter of 2022, one milestone under the Loan Agreement had been achieved, pursuant to which we drew an additional $10 million on December 15, 2023. As of June 30, 2024, no other milestones had been achieved. The Loan Agreement is secured by substantially all of our assets, other than intellectual property. There are no warrants associated with the Loan Agreement. See Note 8 to our condensed consolidated financial statements for additional information.

In March 2023, we, Hercules and SVB entered into an amendment to the Loan Agreement (the First Amendment) to amend the minimum liquidity requirements thereunder. Under the amended Loan Agreement (as amended, the Amended Loan Agreement), beginning on the earliest occurrence of certain milestones or April 1, 2024, and at all times thereafter, so long as our market capitalization is no greater than $400.0 million, we are subject to a minimum liquidity requirement equal to the then outstanding balance under the Amended Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether we achieve certain performance milestones. As of June 30, 2024, we have not achieved the performance milestones to be subject to the lower 0.45 multiplier.

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

In January 2024, we received $0.2 million under the Gates Grant Agreement.

In March 2024, we received $0.4 million under the BARDA Contract.

In April 2024, we completed an underwritten public offering, in which we issued and sold 8,333,333 shares of common stock and accompanying common warrants to purchase up to 8,333,333 shares of common stock at a per share exercise price of $1.65, at a combined purchase price of $1.50 per share and accompanying common warrant, and to a certain investor in lieu of common stock, pre-funded warrants to purchase up to 13,334,222 shares of common stock at a per share exercise price of $0.0001 and accompanying common warrants to purchase up to 13,334,222 shares of common stock at a combined purchase price of $1.4999 per pre-funded warrant and accompanying warrant. We received gross proceeds from the offering in the amount of $32.5 million, before deducting underwriting discounts and commissions and estimated expenses.

In April 2024, we received the fifth tranche payment of $0.3 million under the CEPI Agreement.

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

Since our inception, we have incurred significant losses and negative cash flows from operations. We have an accumulated deficit of $723.3 million as of June 30, 2024. We expect to incur substantial additional losses in the future as we conduct and expand our research and development activities. We believe that our existing cash, cash equivalents and marketable securities will not be sufficient to enable us to fund our projected operations through at least the next twelve (12) months from the date of this Quarterly Report on Form 10-Q. These conditions raise substantial doubt about our ability to continue as a going concern for a period of one year from the date of the issuance of this Quarterly Report on Form 10-Q. As a result, the Company believes that its existing cash, cash equivalents and investments will only be sufficient to fund its planned operating and capital needs into the fourth quarter of 2024. However, our forecast of the period of time through which our financial resources will be adequate to support our operations is a forward-looking statement that involves risks and uncertainties, and actual results could vary materially based on a number of factors including the adverse impact a default of any of our debt covenants from our Loan Agreement. In particular, if we are unable to raise additional funds, secure a waiver or renegotiate the terms of our Loan Agreement, we expect to be in default under the minimum liquidity requirement included in the Loan Agreement in the fourth quarter of 2024. Upon such a default, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the fourth quarter of 2024. The accompanying condensed consolidated financial statements and related notes have been prepared assuming that we will continue as a going concern, which contemplates the realization of assets and the settlement of liabilities and commitments in the normal course of business. The condensed consolidated financial statements and related notes do not reflect any adjustments relating to the recoverability and classification of assets or amounts and classification of liabilities that might be necessary if we are unable to continue as a going concern.

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

Cash Flows

The following table sets forth a summary of the primary sources and uses of cash for each of the periods presented below (in thousands):

	Six Months Ended June 30,
	2024	2023
Cash used in operating activities	$(60,378)	$(71,053)
Cash provided by investing activities	11,418	45,765
Cash provided by financing activities	35,254	9,664
Net decrease in cash and cash equivalents	$(13,706)	$(15,624)

Cash Used in Operating Activities

During the six months ended June 30, 2024, cash used in operating activities was $60.4 million, which consisted of net loss of $63.8 million, adjusted by non-cash charges of $14.0 million and net changes in our operating assets and liabilities of $10.6 million. The non-cash charges consisted primarily of depreciation and amortization expense of $3.3 million, amortization of debt discount and issuance costs of $0.8 million, stock-based compensation of $6.7 million, impairment of property and equipment of $1.5 million related to the reduction in force and non-cash operating lease expense of $6.6 million, partially offset by $4.8 million of non-cash gains on the change in fair value of warrant liability and $0.1 million of net amortization of premiums and discounts on marketable securities. The change in our operating assets and liabilities was primarily due to decreases of $4.0 million in accrued compensation, $6.3 million in lease liability, $1.7 million in deferred revenue, $0.7 million in accrued research and development expense, and $0.4 million in accrued and other non-current liabilities, offset by increases of $0.1 million in accounts payable, $2.1 million in prepaid expenses and other current assets, and $0.3 million in deposits and other long-term assets.

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

Cash Provided by Investing Activities

During the six months ended June 30, 2024, cash provided by investing activities was $11.4 million, which consisted of $14.5 million in proceeds from the maturity of marketable securities and $0.1 million in proceeds from the sale of marketable securities, offset by $3.1 million in purchases of marketable securities and $0.1 million of capital expenditures to purchase property and equipment.

During the six months ended June 30, 2023, cash provided by investing activities was $45.8 million, which consisted of $66.9 million in proceeds from the maturity of marketable securities, offset by $17.8 million in purchases of marketable securities and $3.3 million of capital expenditures to purchase property and equipment.

Cash Provided by Financing Activities

During the six months ended June 30, 2024, cash provided by financing activities was $35.2 million, which primarily consisted of $32.5 million in proceeds from public offering, $5.6 million in proceeds from the issuance of common stock under the 2022 ATM Offering program, $0.1 million in proceeds from the issuance of common stock under the ESPP, and $0.1 million in proceeds from exercise of common stock and warrants, offset by $2.2 million in financing and offering costs, $0.8 million in taxes paid related to net share settlement of restricted stock units and $0.1 million in payment of financing lease.

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

Contractual Obligations and Commitments

We lease office and laboratory space in facilities at several locations in California and Massachusetts. The terms of our lease agreements have expiration dates between 2024 to 2033. The total future minimum lease payments under the agreements are $91.2 million, of which $6.5 million of the payments are due in 2024. See Note 6 to our condensed consolidated financial statements.

We are party to license agreements pursuant to which we have in-licensed various intellectual property rights. The license agreements obligate us to make certain milestone payments related to achievement of specified events, as well as royalties in the low-single digits based on sales of licensed products. During the three and six months ended June 30, 2024 and 2023, no royalties were due from the sales of licensed products. See Note 9 to our condensed consolidated financial statements for additional information.

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

Critical Accounting Policies and Use of Estimates

This discussion and analysis of financial condition and results of operation is based on our unaudited interim condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of financial statements requires management to make estimates and judgments that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities as of the date of the financial statements and the reported amounts of expenses during the reporting period. On an ongoing basis, management evaluates its estimates, including those related to preclinical study trial accruals, fair value of assets and liabilities, and the fair value of common stock and warrant liability and stock-based compensation. Management bases its estimates on historical experience and on various other market-specific and relevant assumptions that management believes to be reasonable under the circumstances. Actual results could differ from those estimates.

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

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

As of June 30, 2024, our management, with the participation of our principal executive, financial and accounting officers, performed an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act. Our disclosure controls and procedures are designed to ensure that information required to be disclosed in the reports we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including the principal executive, financial and accounting officers, to allow timely decisions regarding required disclosures.

Any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objective, and management necessarily applies its judgment in evaluating the cost-benefit relationship of possible controls and procedures. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that, as of June 30, 2024, the design and operation of our disclosure controls and procedures were effective at the reasonable assurance level.

Changes in Internal Control over Financial Reporting

There was no change in our internal control over financial reporting identified in connection with the evaluation required by Rule 13a-15(e) and 15d-15(e) of the Exchange Act that occurred during the three and six months ended June 30, 2024 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. Legal Proceedings

From time to time, we may become involved in litigation or other legal proceedings. We are not currently a party to any litigation or legal proceedings that, in the opinion of our management, are likely to have a material adverse effect on our business, however, we have made note of an ongoing matter below. Regardless of the outcome, litigation can have an adverse impact on us because of defense and settlement costs, diversion of management resources and time and other factors.

On June 17, 2024, Plaintiff Tammy Beal, a purported Gritstone shareholder, filed a putative class action complaint in the United States District Court, Northern District Court of California, or the Court. Plaintiff names the Company and certain of its officers as defendants (collectively, “Defendants”), and asserts claims under Section 10(b) and 20(a) of the Exchange Act and Rule 10b-5 promulgated thereunder, and alleges, among other things, that the Defendants made false and misleading statements concerning the status of the Company’s BARDA contract and its Phase 2b CORAL study. On July 3, 2024, the Court entered an order providing that Defendants’ obligation to answer, move, or otherwise respond to any complaint is deferred until after the Court appoints a lead plaintiff and lead counsel. That appointment process remains ongoing. The Company believes these claims are without merit and intends to vigorously defend against these claims. There can be no assurance that the Company will prevail on its claims.

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

Other than disclosed in this section, there have been no material changes to the risk factors set forth in Part I, Item 1A of our Annual Report on Form 10-K for the year ended December 31, 2023 filed with the SEC on March 5, 2024.

Risks Related to Our Limited Operating History, Financial Condition and Capital Requirements

We are restricted in our corporate activities by our existing debt facility.

On July 19, 2022, we entered into the Loan Agreement with Hercules, SVB, and certain financial institutions or other entities from time-to-time party thereto (the “Lenders”) pursuant to which the Lenders made available to us a secured term loan facility in an aggregate principal amount of up to $80 million. We immediately drew $20.0 million under this facility upon entry into the Loan Agreement and have subsequently drawn another $20.0 million under this facility. In connection with the Loan Agreement, we granted the Lenders a security interest in substantially all of our personal property and other assets, other than our intellectual property. The Loan Agreement contains customary affirmative and restrictive covenants and representations and warranties, including a covenant against the occurrence of a change in control (as defined by the Loan Agreement), financial reporting obligations, and certain limitations on indebtedness, liens (including a negative pledge on intellectual property and other assets), investments, distributions (including dividends), collateral, investments, transfers, mergers or acquisitions, taxes, corporate changes, and deposit accounts. Subject to certain conditions, so long as our market capitalization is equal to or less than $400.0 million, we are subject to a minimum liquidity requirement equal to the then outstanding balance under the Loan Agreement multiplied by 0.55 or 0.45, which multiplier depends on whether we achieve certain performance milestones (the “Minimum Liquidity Requirement”). If we are unable to raise additional funds, secure a waiver or renegotiate the terms of the Loan Agreement, we expect to be in default of the Minimum Liquidity Requirement in the fourth quarter of 2024. Upon the occurrence of an event of default, a default interest rate of an additional 4.0% may be applied to the outstanding principal and interest payments due, the Lenders may declare all outstanding obligations immediately due and payable and take such other actions as set forth in the Loan Agreement, including proceeding against the collateral securing such indebtedness, in which case, our existing cash, cash equivalents and investments will only be sufficient to fund our operations into the fourth quarter of 2024. Such increased interest charges, accelerated repayment, proceedings against the collateral or other actions will have a negative impact on our business, financial condition and results of operations.

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
•
the timing, receipt and amount of sales of our future approved products, if any; and
•
general economic conditions and trends, including inflation and market volatility, interest rate fluctuations, the ongoing labor shortage, recent instability in the global banking sector, the federal debt ceiling and budget and the potential for government shutdowns.

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

Our ability to raise additional funds may be adversely impacted by worsening global economic conditions and disruptions to and volatility in the credit and financial markets in the United States and worldwide, including as a result of increases in inflation and market volatility, interest rate fluctuations, the uncertainty with respect to the federal debt ceiling and budget and the related potential for government shutdowns, the ongoing labor shortage, disruptions to global supply chains, and regional conflicts around the world. Moreover, there has been recent turmoil in the global banking system. For example, in March 2023, Silicon Valley Bank (“SVB”), was closed by the California Department of Financial Protection and Innovation, which appointed the Federal Deposit Insurance Corporation (“FDIC”) as receiver for SVB. While the FDIC subsequently stated that all depositors of SVB would be made whole, there is no guarantee that the federal government would similarly guarantee all depositors in the event of future bank closures. Moreover, events such as the closure of SVB, in addition to global macroeconomic conditions discussed above, may cause further turbulence and uncertainty in the capital markets. Further deterioration of the macroeconomic environment and any regulatory action taken in response thereto may adversely affect our business, operating results, and financial condition. We also could be required to seek funds through arrangements with collaborators or others that may require us to relinquish rights or jointly own some aspects of our technologies or product candidates that we would otherwise pursue on our own. We may not realize revenue from sales of products or royalties from licensed products in the foreseeable future, and no such revenue will be realized unless and until a product candidate is clinically tested, approved for commercialization and successfully marketed.

To date, we have primarily financed our operations through the sale of equity securities. We will be required to seek substantial additional funding in the future and currently intend to do so through collaborations, public or private equity offerings or debt financings, credit or loan facilities or a combination of one or more of these funding sources. Our ability to raise additional funds will depend on financial, economic and other factors, many of which are beyond our control. Additional funds may not be available to us on acceptable terms or at all. If we raise additional funds by issuing equity securities, our stockholders will suffer dilution and the terms of any financing may adversely affect the rights of our stockholders. In addition, as a condition to providing additional funds to us, future investors may demand, and may be granted, rights superior to those of existing stockholders. Debt financing, if available, is likely to involve restrictive covenants, repayment obligations, or other similar restrictions that may affect our business and limit our flexibility in conducting future business activities, and, in the event of insolvency, debt holders would be repaid before holders of our equity securities received any distribution of our corporate assets. If we are unsuccessful in raising additional funds prior to breaching the Minimum Liquidity Requirement in our Loan Agreement, we expect to explore a range of strategic alternatives to maximize stakeholder value, which may include, without limitation, a sale of assets or the initiation of bankruptcy proceedings under Chapter 11 of the U.S. Bankruptcy Code.

Risks Related to Our Business

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

We anticipate that a significant portion of the funding for the continued development of our next generation self-amplifying mRNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19 may come from the BARDA Contract. As awarded, the existing BARDA Contract provides for funding of up to an estimated $433.0 million to conduct a 10,000 participant randomized Phase 2b comparative clinical trial evaluating our self-amplifying RNA vaccine candidate containing Spike plus other viral targets to protect against COVID-19. The base period under the BARDA Contract includes government funding of only up to approximately $10.0 million for performance of certain milestones such as preparation of protocol synopsis and submission of an investigational new drug ("IND") application, with the remaining $423 million available at BARDA's option to conduct the comparative clinical trial.

In late 2023, BARDA informed us that any potential funding beyond the base period of the BARDA Contract is expected to be administered under a new award made by the RRPV Consortium. In early 2024, we applied to the RRPV Consortium for funding of our Phase 2b CORAL clinical trial extending beyond the base period of the BARDA Contract, seeking substantively similar agreement terms as the BARDA Contract. There is no certainty that the RRPV Consortium, which selects awardees at BARDA's discretion, will accept our application and on what terms. The RRPV Request for Project Proposals included the potential to begin a Phase 2b clinical trial by March 31, 2024, or at BARDA's discretion by October 1, 2024, to align with the Fall 2024 COVID-19 strain change. As of the date of this Quarterly Report on Form 10-Q, we have not received any award from the RRPV Consortium or BARDA to extend our Phase 2b CORAL clinical trial beyond the base period of the BARDA Contract.

Our ability to receive any of the initially identified $423.0 million in additional funding provided for under the BARDA Contract is dependent on BARDA electing to continue to fund additional two gated stages or the RRPV Consortium accepting our application, which would occur only at BARDA's direction and in its sole discretion. The base period for performance under the BARDA Contract is currently scheduled to run from September 2023 to March 31, 2025, though BARDA may grant a no-cost extension to the base period to allow for regulatory negotiations to continue. The option periods for the two additional gated stages under the BARDA Contract were scheduled to run from January 2024 to March 2026 and from July 2024 to July 2026. These periods of performance may be adjusted if Gritstone’s RRPV application is accepted.

As a standard government contract, BARDA is entitled to terminate the BARDA Contract for convenience at any time, in whole or in part, and is not required to provide continued funding beyond reimbursement of amounts currently incurred and obligated by us as a result of contract performance. In addition, activities covered under the base period may ultimately cost more than is covered by the BARDA Contract and may require a longer performance period to complete than is remaining under the terms of the BARDA Contract. BARDA is not required to provide funding above the approximately $10.0 million currently obligated for the base period of the BARDA Contract, nor is BARDA required to extend the base period of performance or elect to pursue any of the gated stages. As of June 30, 2024, we received $9.4 million of the $10.0 million obligated for the base period of the BARDA Contract. If activities covered under the base period cost us more than the approximately $10.0 million currently obligated for the base period under the BARDA Contract, and we are unable to secure additional funding from BARDA to complete performance of the base period activities, we would have to bear the cost to complete the activities. Further, if we are unable to complete the base period activities during the base period due to circumstances that may be either within or outside of our control, including, among others, any potential delays in sourcing an approved comparator vaccine, and BARDA is unwilling to allow for additional time, then BARDA may decide to terminate the BARDA Contract or deny the application to the RRPV Consortium.

Moreover, the continuation of the BARDA Contract or receipt of a new award administered by the RRPV Consortium for the effort intended for the BARDA Contract option periods would primarily depend on our ability to initiate a Phase 2b clinical trial within BARDA's timeline and on our compliance with certain operating procedures and protocols, assuming federal funds remain available.

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

It may take considerable time and expense to resolve the clinical hold that has been placed by the FDA on our Phase 2b CORAL clinical trial we proposed in our IND for our CORAL COVID-19 vaccine product candidate and no assurance can be given that the FDA will remove the clinical hold, in which case our business and financial prospects may be materially adversely affected.

In December 2023, we were notified by the FDA that our Phase 2b CORAL clinical trial had been placed on clinical hold. In January 2024, we received the formal clinical hold letter from the FDA, identifying certain CMC and clinical deficiencies. The FDA informed us that, among other changes, we will be required to use GMP-grade materials in the manufacture of the vaccine as well as implement minor changes in the clinical study protocol. In May 2024, we submitted a response to the FDA’s letter in an effort to remove the clinical hold from our IND application. Our response included proposals to re-manufacture our CORAL vaccine candidate to be used in the Phase 2b CORAL clinical trial with GMP-grade materials. In June 2024, we received a response from the FDA informing us that the FDA has not removed the clinical hold on our IND application. We are working on implementing these identified changes through further communications with the FDA in an effort to remove the clinical hold from our IND application.

If the FDA does not accept the responses we plan to provide, it may take significant additional time and expense, both of which are currently uncertain, for us to fully address the FDA's concerns. It is possible that we will be unable to fully address the FDA's concerns and, as a result, that the clinical hold may never be lifted and we may never be able to initiate our Phase 2b CORAL clinical trial in the United States, which could have a material adverse effect on our business, financial condition, results of operations and prospects.

Risks related to Our Common Stock

The price of our common stock does not meet the requirements for continued listing on The Nasdaq Global Select Market. If we fail to regain compliance with the minimum listing requirements, our common stock will be subject to delisting. Our ability to publicly or privately sell equity securities and the liquidity of our common stock could be adversely affected if our common stock is delisted.

The continued listing standards of The Nasdaq Global Select Market (Nasdaq), require, among other things, that the minimum bid price of a listed company’s stock be at or above $1.00. If the closing minimum bid price is below $1.00 for a period of more than 30 consecutive trading days, the listed company will fail to be in compliance with Nasdaq’s listing rules and, if it does not regain compliance within the grace period, will be subject to delisting. We cannot provide any guarantee that we will regain compliance during the grace period or be able to maintain compliance with Nasdaq’s listing requirements in the future. If we are not able to regain compliance during the grace period, or any extension of the grace period for which we may be eligible, our common stock will be subject to delisting. Delisting from Nasdaq could adversely affect our ability to raise additional financing through the public or private sale of equity securities, would significantly affect the ability of investors to trade our securities and would negatively affect the value and liquidity of our common stock. Delisting could also have other negative results, including the potential loss of confidence by employees, the loss of institutional investor interest and fewer business development opportunities.

ITEM 2. Unregistered Sales of Equity Securities and Use of Proceeds

Unregistered Sales of Equity Securities

Not applicable.

Use of Proceeds

Not applicable.

Issuer Purchases of Equity Securities

Not applicable.

ITEM 3. Defaults Upon Senior Securities

None.

ITEM 4. Mine Safety Disclosures

Not applicable.

ITEM 5. Other Information

Rule 10b5-1 Trading Plans

During the quarter ended June 30, 2024, Karin Jooss, our Executive Vice President of Research & Development, adopted a “Rule 10b5-1 trading arrangement” as defined in Regulation S-K, Item 408, intended to satisfy the affirmative defense conditions of Rule 10b5-1(c), as amended (the “Rule”). The Rule 10b5-1 trading arrangement was adopted on June 18, 2024 and provides for the potential sale of up to 465,000 shares of our common stock, including shares issuable upon the exercise of vested stock options, so long as the market price of our common stock is higher than certain minimum threshold prices specified in the Rule 10b5-1 trading arrangement. The Rule 10b5-1 trading arrangement will expire on September 16, 2025.

The Rule 10b5-1 trading arrangement included a representation from Ms. Jooss to the broker administering the plan that she was not in possession of any material nonpublic information regarding the company or the securities subject to the plan. A similar representation was made to the company in connection with the adoption of the plan under the company’s insider trading policy. Those representations were made as of the date of adoption of the Rule 10b5-1 trading arrangement, and speak only as of that date. In making those representations, there is no assurance with respect to any material nonpublic information of which Ms. Jooss was unaware, or with respect to any material nonpublic information acquired by the officer or the company after the date of the representation.

ITEM 6. EXHIBITS

Exhibit Number	Exhibit Description	Incorporated by Reference			Filed Herewith
		Form	Date	Number

3.1(a)	Amended and Restated Certificate of Incorporation.	8-K	10/02/2018	3.1

3.1(b)	Certificate of Amendment to Amended and Restated Certificate of Incorporation.	8-K	05/06/2021	3.1

3.2	Amended and Restated Bylaws.	8-K	05/06/2021	3.2

4.1	Reference is made to exhibits 3.1 through 3.2.

4.2	Form of Common Stock Certificate.	S-1/A	09/17/2018	4.2

4.3	Description of Common Stock.	10-K	03/10/2022	4.3

4.4	Form of Common Stock Warrant.	8-K	04/02/2024	4.1

4.5	Form of Pre-Funded Warrant.	8-K	04/02/2024	4.2

10.1	Second Amendment to Office Building Net Lease Agreement effective as of May 10, 2024.				X

31.1	Certification of Chief Executive Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

31.2	Certification of Chief Financial Officer of Gritstone bio, Inc., as required by Rule 13a-14(a) or Rule 15d-14(a) under the Securities Exchange Act of 1934, as amended.				X

32.1*

Certification by the Chief Executive Officer and Chief Financial Officer, as required by Rule 13a-14(b) or Rule 15d-14(b) under the Securities Exchange Act of 1934, as amended, and Section 1350 of Chapter 36 of Title 18 of the United States Code (18 U.S.C. §1350).

					X

101.INS	Inline XBRL Instance Document				X

101.SCH	Inline XBRL Taxonomy Extension Schema With Embedded Linkbase Documents				X

104	The cover page from the Company's Quarterly Report on Form 10-Q for the quarter ended June 30, 2024 has been formatted in Inline XBRL.				X

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

Gritstone bio, Inc.

Date:	August 13, 2024	By:	/s/ Andrew Allen
Andrew Allen, M.D., Ph.D.
President and Chief Executive Officer (Principal Executive Officer)

		By:	/s/ Vassiliki Economides
Vassiliki Economides
Chief Financial Officer (Principal Financial Officer)